Form 10-Q
period 1996-06-30
CONNECTIVE THERAPEUTICS INC
filed 1996-07-25
CIK 1004960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                         Commission file number: 0-27406

                          CONNECTIVE THERAPEUTICS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                               94-3173928
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification Number)

                             3400 WEST BAYSHORE ROAD
                           PALO ALTO, CALIFORNIA 94303

                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (415) 843-2800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days. Yes  X   No
                                                ---     ---

As of July 18, 1996, 7,382,904 shares of the Registrant's common stock were outstanding, at $0.001 par value.

                          CONNECTIVE THERAPEUTICS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1996

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
PART I.   FINANCIAL INFORMATION

          Item 1.    Financial Statements

                       Condensed Balance Sheets at
                       June 30, 1996 and December 31, 1995...............................................      3

                       Condensed Statements of Operations
                       For the three and six months ended June 30, 1996 and 1995, and for
                       the period from inception (February 8, 1993) to June 30, 1996.....................      4

                       Condensed Statements of Cash Flows
                       For the six months ended June 30, 1996 and 1995, and for
                       the period from inception (February 8, 1993) to June 30, 1996.....................      5

                       Notes to Condensed Financial Statements...........................................      6

          Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.......................................      8


PART II.  OTHER INFORMATION

          Item 1.    Legal Proceedings...................................................................     11

          Item 2.    Changes in Securities...............................................................     11

          Item 3.    Defaults Upon Senior Securities.....................................................     11

          Item 4.    Submission of Matters to a Vote of Security Holders.................................     11

          Item 5.    Other Information...................................................................     11

          Item 6.    Exhibits and Reports on Form 8-K....................................................     11

                        Exhibits.........................................................................     11

                        Reports on Form 8-K..............................................................     12

SIGNATURE            ....................................................................................     13

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                           CONNECTIVE THERAPEUTICS, INC.
                                           (A DEVELOPMENT STAGE COMPANY)

                                             CONDENSED BALANCE SHEETS
                                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                           JUNE 30,     DECEMBER 31,
                                                                                            1996            1995
                                                                                         ----------     ------------
                                                                                         (UNAUDITED)
                                              ASSETS
Current assets:
     Cash and cash equivalents                                                           $    9,821       $  9,023

     Short-term investments                                                                  14,993           --
     Prepaid expenses and other current assets                                                  239            154
                                                                                         ----------       --------
         Total current assets                                                                25,053          9,177

Property and equipment, net                                                                   1,604          1,367
Notes receivable from related parties                                                           285            414
Deposits and other assets                                                                       297            838
                                                                                         ==========       ========
                                                                                         $   27,239       $ 11,796
                                                                                         ==========       ========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                    $      487       $    441
     Accrued liabilities                                                                        405            808
     Accrued process development expenses                                                       692            668
     Accrued payroll and related expenses                                                       269            157
     Current portion of capital lease obligations, capital loans and long-term debt           2,491          1,259
                                                                                         ----------       --------
         Total current liabilities                                                            4,344          3,333

Notes payable                                                                                  --            2,205
Noncurrent portion of capital lease obligations, capital loans and long-term debt             3,926          4,933
Other long-term liabilities                                                                   1,184          1,262
Commitments
Stockholders' equity:
     Preferred stock, $0.001 par value:  5,000,000 shares authorized;  no shares issued and outstanding at June 30, 1996 and 3,965,137 shares issued and
         outstanding at December 31, 1995                                                      --                4
     Common stock, $0.001 par value:  50,000,000 shares authorized; 7,382,904 shares issued and outstanding at June 30, 1996 and 908,511 shares issued
         and outstanding at December 31, 1995                                                     7              1
     Additional paid in capital                                                              46,128         21,425
     Notes receivable from stockholders                                                        (107)          (134)
     Deferred compensation, net                                                              (1,709)        (1,933)
     Other                                                                                      (18)          --
     Deficit accumulated during the development stage                                       (26,516)       (19,300)
                                                                                         ----------       --------
Total stockholders' equity                                                                   17,785             63
                                                                                         ----------       --------
                                                                                         $   27,239       $ 11,796
                                                                                         ==========       ========

                  See notes to condensed financial statements.

                          CONNECTIVE THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                                                  PERIOD FROM
                                                                                                                   INCEPTION
                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED         (FEBRUARY 8,
                                                            JUNE 30,                          JUNE 30,              1993) TO
                                                 ---------------------------       ---------------------------       JUNE 30,
                                                    1996             1995             1996             1995            1996
                                                 ----------       ----------       ----------       ----------       --------
Operating Expenses:
     Research and development                    $    2,865       $    2,020       $    5,009       $    4,666       $ 20,552
     General and administrative                       1,020              347            2,319              650          5,989
                                                 ----------       ----------       ----------       ----------       --------
Total operating expenses                              3,885            2,367            7,328            5,316         26,541
Interest income                                         351              145              612              219          1,055
Interest expense                                       (236)             (85)            (500)            (169)        (1,030)
                                                 ----------       ----------       ----------       ----------       --------
Net loss                                         $   (3,770)      $   (2,307)      $   (7,216)      $   (5,266)      $(26,516)
                                                 ==========       ==========       ==========       ==========       ========

Net loss per share                               $    (0.51)      $    (0.52)      $    (1.19)      $    (1.19)
                                                 ==========       ==========       ==========       ==========

Shares used to calculate net loss per share       7,380,048        4,434,075        6,085,462        4,433,436
                                                 ==========       ==========       ==========       ==========





                  See notes to condensed financial statements.

                          CONNECTIVE THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                                                             PERIOD FROM
                                                                                                              INCEPTION
                                                                                    SIX MONTHS ENDED         (FEBRUARY 8,
                                                                                         JUNE 30,              1993) TO
                                                                                 -----------------------       JUNE 30,
                                                                                   1996           1995           1996
                                                                                 --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                         $ (7,216)      $ (5,266)      $(26,516)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                    313            176            827
     Technology acquired in exchange for notes payable and other
         long-term liability                                                         --              855          2,705
     Amortization of deferred compensation                                            369           --              701
     Changes in assets and liabilities:
         Current and other assets                                                     563           (109)          (593)
         Current and other long-term liabilities                                     (300)          (184)         3,146
                                                                                 --------       --------       --------
Net cash used by operating activities                                              (6,271)        (4,528)       (19,730)
                                                                                 --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                                               (25,575)        (9,000)       (33,135)
Sales and maturities of short-term investments                                     10,565          6,300         18,125
Capital expenditures                                                                 (302)           (24)        (1,378)
                                                                                 --------       --------       --------
Net cash used in investing activities                                             (15,312)        (2,724)       (16,388)
                                                                                 --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of bank loans                                                                --             (750)          --
Payment of notes payable                                                           (2,205)          --           (2,205)
Proceeds from capital loans and long-term debt                                        216           --            5,986
Payments on obligations under capital leases and capital loans                       (190)          (126)          (621)
Proceeds from issuance of preferred and common stock,
    net of issuance costs                                                          24,560         12,763         42,779
                                                                                 --------       --------       --------
Net cash provided by financing activities                                          22,381         11,887         45,939
                                                                                 --------       --------       --------

Net increase in cash and cash equivalents                                             798          4,635          9,821
Cash and cash equivalents at beginning of period                                    9,023          1,287           --
                                                                                 --------       --------       --------
Cash and cash equivalents at end of period                                       $  9,821       $  5,922       $  9,821
                                                                                 ========       ========       ========
SUPPLEMENTARY INFORMATION:
Interest paid                                                                    $    619       $    151       $    966
                                                                                 ========       ========       ========




                  See notes to condensed financial statements.

                          CONNECTIVE THERAPEUTICS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Connective Therapeutics, Inc. (the "Company" or "Connective") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Registration Statement on Form S-1 (Reg. No. 33-80261) and related prospectus for the Company's initial public offering of its Common Stock, which was completed on February 6, 1996.

2.       NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and convertible preferred stock are excluded from the computation as their effect is antidilutive, except that, pursuant to Securities and Exchange Commission Staff Accounting Bulletins, common equivalent shares issued during the twelve-month period prior to the initial public offering are presumed to have been issued in contemplation of the public offering and have been included in the calculation as if they were outstanding for all periods through December 31, 1995 (using the treasury stock method for stock options and the anticipated public offering price).

The supplemental calculation of net loss per share presented below has been computed using the weighted average number of shares of common stock and preferred stock outstanding.

                                        THREE MONTH PERIOD             SIX MONTH PERIOD
                                           ENDED JUNE 30,               ENDED JUNE 30,
                                        1996           1995           1996           1995
                                        ----           ----           ----           ----
Supplemental net loss per share      $    (0.51)    $    (0.49)    $    (1.05)    $    (1.31)
                                     ==========     ==========     ==========     ==========

Shares used in computation            7,380,048      4,691,784      6,878,489      4,021,524
                                     ==========     ==========     ==========     ==========

3.       LICENSE AGREEMENTS

In April 1996, the Company acquired exclusive rights to relaxin (ConXn(TM)) in Japan, the Republic of Korea and the Republic of China from Mitsubishi Chemical Corporation. Mitsubishi was the original licensee of relaxin in these Asian territories under a previous agreement with Genentech, Inc. The completion of this transaction provides the Company with worldwide rights to relaxin.

In June 1996, the Company entered into an exclusive License Agreement with Soltec Research PTY Ltd. (the "Licensor"), to develop and market betamethasone mousse (a foam mousse formulation of the dermatologic drug, betamethasone valerate) in North America. Under the terms of the

Agreement, the Company will pay a licensing fee to the Licensor, plus royalties on sales of products, if any, arising from the licensed technology . The Company also has an exclusive option on the Licensor's foam mousse system for the delivery of other compounds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains certain forward looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward looking statements as a result of certain factors set forth under the heading "Risk Factors" in the Company's Registration Statement on Form S-1 (Reg. No. 33-80261) dated January 31, 1996 relating to the Company's initial public offering and under the heading "Additional Factors that May Affect Future Results" in the Company's Report on Form 10-Q for the quarter ended March 31, 1996.

The following discussion should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Prospectus and Registration Statement on Form S-1 (Reg. No. 33-80261) dated January 31, 1996 relating to the Company's initial public offering.

OVERVIEW

Connective is focused on the development of therapeutics to address serious diseases involving the connective tissues of the body.

The Company's products under development include gamma interferon for the treatment of atopic dermatitis and keloids; betamethasone mousse for the treatment of scalp psoriasis and other scalp dermatoses; ConXn(TM) (relaxin) for the treatment of scleroderma and other fibrotic disorders and TCR vaccines for the treatment of multiple sclerosis and rheumatoid arthritis. At present, all products are under development and no revenues have been derived from the sale of products.

In June 1996, the Company held an end-of-Phase II meeting with the FDA and discussed the design of a Phase III protocol for evaluating gamma interferon for the treatment of atopic dermatitis. An Investigational New Drug application was subsequently submitted to the agency and the Company expects to begin the Phase III trial upon final clearance.

Also in June 1996, the Company signed an agreement with Soltec Research PTY Ltd. which granted Connective an exclusive license to develop and market betamethasone mousse (a foam mousse formulation of the dermatologic drug, betamethasone valerate) in North America. The product has been approved in the United Kingdom and is being marketed by Evans Medical Ltd. Using Phase III clinical data from European trials, Connective expects to conduct activities necessary to register betamethasone mousse in scalp psoriasis and to submit a New Drug Application for marketing the product in the United States.

As planned, in June 1996, the Company initiated a Phase II clinical trial of ConXn(TM) (recombinant human relaxin H2) for the treatment of scleroderma, a serious, life threatening connective tissue disorder. This multicenter, double-blind, placebo-controlled trial is expected to enroll 60 scleroderma patients. The primary objectives of the study are to evaluate the safety of administration of the product over 24 weeks, to confirm efficacy and to determine endpoints to be used in subsequent pivotal clinical studies. In addition, a separate, open-label extended study of ConXn(TM) in 11 scleroderma patients was initiated earlier this year. Enrollment is complete and preliminary safety and efficacy data from long-term (24 weeks) administration of the drug is expected to be available by year end.

Connective gained worldwide rights to ConXn(TM) with the addition of exclusive rights to the product in Japan, the Republic of Korea and the Republic of China from Mitsubishi Chemical Corporation in April 1996. Mitsubishi was the original licensee of relaxin in these Asian territories under a previous agreement with Genentech, Inc., from whom Connective has licensed relaxin rights throughout the rest of the world.

In June 1996, results from a Phase I/II clinical trial of TCR vaccines for multiple sclerosis were presented by Connective collaborator, Arthur A. Vandenbark, Ph.D. of Neuroimmunology Research, Veterans Affairs Medical Center, Portland and Oregon Health Sciences Center. Data from the physician sponsored trial indicated more frequent and stronger regulatory T-cell responses in multiple sclerosis patients who received TCR vaccines compared to placebo. In addition, patients who responded immunologically to the vaccines experienced clinical benefit as assessed by neurologists. The Company plans to confirm these data in a company sponsored trial which is expected to be initiated by year end 1996.

There can be no assurance that any of the Company's potential products will be successfully developed, receive the necessary regulatory approvals or be successfully commercialized.

The Company has financed its operations primarily through the private sale and issuance of equity securities. Additional cash has been received in connection with certain credit financing arrangements. To date, substantially all of the Company's expenditures have been for research and development activities. The Company has incurred operating losses since its inception and had an accumulated deficit of $26.5 million at June 30, 1996. The Company will require additional funds to complete the development of its products and to fund operating losses which are expected in the next several years. The Company does not expect its products to be commercialized for the next several years.

RESULTS OF OPERATIONS

Research and development expenses increased to $2.9 million and $5.0 million for the three and six months ended June 30, 1996, respectively, compared to $2.0 million and $4.7 million for comparable periods in 1995, respectively. This increase was due primarily to increases in personnel staffing, the expansion of clinical trials, the production of clinical supplies and increased outside services required to support operations in 1996. Research and development expenses are expected to continue to increase due to continued expansion of development activities, including progression of clinical trials and possible acquisition of new products and technologies.

General and administrative expenses increased to $1.0 million and $2.3 million for the three and six months ended June 30, 1996, respectively, compared to $0.3 million and $0.7 million for comparable periods in 1995, respectively. This increase is due primarily to increased support costs associated with operating as a public company, including costs related to strengthening the senior management team. The Company expects to continue to incur general and administrative costs at approximately the current level over the near term.

Interest income increased to $0.4 million and $0.6 million for the three and six months ended June 30, 1996, respectively, compared to $0.1 million and $0.2 million for comparable periods in 1995, respectively. This increase in interest income is due to higher average cash and investment balances held by the Company during the first two quarters of 1996 than during the comparable periods in 1995. Interest earned in the future will depend on Company funding cycles and prevailing interest rates. Interest expense increased to $0.2 million and $0.5 million for the three and six months ended June 30, 1996, respectively, compared to $0.1 million and $0.2 million for comparable periods in 1995, respectively. This increase in interest expense is due to higher balances outstanding for obligations under capital leases and loans, and notes payable.

The Company incurred net losses of $3.8 million and $7.2 million for the three and six months ended June 30, 1996, respectively, compared to $2.3 million and $5.3 million for comparable periods in 1995, respectively. The Company expects to incur substantial additional losses over the next several years. The losses are expected to fluctuate from period to period based on timing of raw material purchases, manufacturing scale-up activities and clinical activities.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception through June 30, 1996 primarily through private sale and issuance of equity securities and from the proceeds of its initial public offering in February 1996.

Working capital increased to $20.7 million at June 30, 1996, compared to working capital of $5.8 million at December 31, 1995, due to the receipt of approximately $25.6 million in net proceeds from the initial public offering, offset by cash used in operations of approximately $6.3 million for the six months ended June 30, 1996 and the repayment of $2.2 million in notes outstanding pursuant to certain technology licensing agreements. At June 30, 1996, the Company had cash, cash equivalents and short-term investments totaling $24.8 million, compared to $9.0 million at December 31, 1995. It is generally the Company's policy to invest these funds in highly liquid securities, such as interest-bearing money market funds, corporate debt, commercial paper and federal agency notes.

For the six months ended June 30, 1996, additions of equipment and leasehold improvements totaled $0.5 million of which approximately $0.4 million was financed through capital lease and loan arrangements. Total additions for equipment and leasehold improvements for the period from inception to December 31, 1995, totaled $1.9 million of which $1.6 million was financed through capital lease and loan arrangements. At June 30, 1996, the Company had invested $2.4 million in property and equipment, and had approximately $1.2 million available for borrowing under its capital loan arrangement.

The Company believes that proceeds from its initial public offering in February 1996, together with available cash and cash equivalents, short-term investments and amounts available under a capital loan agreement, will be sufficient to meet the Company's operating expenses and capital requirements into 1997. The Company expects to incur substantial additional development costs, including costs related to clinical trials and manufacturing expenses. As a result, the Company will require substantial additional funds prior to reaching profitability and may attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. There can be no assurance that additional funds will be available for the Company to finance its ongoing operations on acceptable terms, if at all.

The Company's future capital uses and requirements are expected to increase in future periods and will depend on numerous factors, including the progress of its research and development programs, the progress of pre clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, and enforcing patent claims and other intellectual property rights, competing technological and market developments, the ability of the Company to establish collaborative arrangements, the acquisitions of new products and technologies, and the development of commercialization activities.

PART II.  OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

     None.

ITEM 2.       CHANGES IN SECURITIES

     None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.       OTHER INFORMATION

         None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  Number     Exhibit Table

                  3.1* Restated Certificate of Incorporation of Registrant and Certificate of Amendment thereto

                  3.2*       Bylaws of Registrant

                  3.3* Form of Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State to effect the Company's one-for-4.4477 reverse stock split

                  3.4* Form of Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State upon the closing of the Company's initial public offering

                  3.5* Form of Bylaws effective upon the closing of the Company's initial public offering

                  4.1*       Form of Common Stock Certificate

                  10.1*      Form of Indemnification Agreement

                  10.2* 1994 Stock Plan and form of Option Agreement and Stock Purchase Agreement

                  10.3* 1995 Employee Stock Purchase Plan and form of Subscription Agreement

                  10.4* 1995 Directors' Stock Option Plan and form of Option Agreement

                  10.5* Third Amended and Restated Registration Rights Agreement dated February 14, 1995 among the Registrant and certain security holders of the Registrant and Amendments Nos. 1 and 2 thereto dated May 31, 1995 and September 28, 1995

                  10.6+* License Agreement dated September 27, 1993, between Genentech, Inc. and the Company, Amendment dated July 14, 1994, and side letter agreement dated November 17, 1994

                  10.7+* Subordinated Promissory Note, dated June 3, 1994, payable to XOMA Corporation

                  10.8* Assignment and Assumption Agreement, dated June 3, 1994, by and between the Company and XOMA Corporation

                  10.9+* Technical Collaboration and Manufacturing Agreement, dated May 24, 1994, by and between the Company and Scios Nova Inc.

                  10.10+* Technology Acquisition Agreement dated June 3, 1994 by and between the Company and XOMA Corporation, and License Agreement dated February 27, 1990 by and between Arthur A. Vandenbark, Ph.D. and XOMA Corporation

                  10.11+* Agreement on Interferon Gamma-1B dated December 8, 1995 by and between the Company and Genentech, Inc.

                  10.12+* Equipment Lease Line, dated May 31, 1994 with Lease Management Services, Inc.

                  10.13+* Business Loan Agreement, dated July 19, 1995, between the Company, Silicon Valley Bank and MMC/GATX Partnership No. 1

                  10.14+* Research Collaboration and Assignment Agreement, dated July 1, 1994, between the Company and Dr. Arthur A. Vandenbark

                  10.15* Employment and Bonus Agreement between the Company and Edward Amento, dated

                             November 17, 1993

                  10.16* Secured Loan Agreements between the Company and Edward Amento dated November 1, 1993 and July 11, 1994, respectively

                  10.17* Consulting Agreement dated November 17, 1993 between the Company and Brian Seed

                  10.18* Consulting Agreement dated November 17, 1993 between the Company and Eugene Bauer

                  10.19* Employment Agreement dated June 9, 1994 between the Company and Thomas Wiggans

                  10.20* Loan Agreements between the Company and Thomas Wiggans dated July 15, 1994 and August 1, 1994

                  10.21*     Letter Agreement with G. Kirk Raab dated October 1,
                             1995

                  10.22*     Sublease Agreement with Systemix dated December 6,
                             1993

                  10.23* Facility Master Lease between the Company and Renault & Handley dated February 9, 1994

                  10.24* Master Bridge Loan Agreement between the Company and certain investors dated December 7, 1995

                  10.25*     Agreement with William Albright dated November 17,
                             1995

                  10.26* Loan and Security Agreement dated December 21, 1995 by and among the Company, Silicon Valley Bank and MMC/GATX Partnership No. 1

                  10.27++ Agreement on Relaxin Rights in Asia dated April 1, 1996 between the Company and Mitsubishi Chemical Corporation

                  10.28++    Soltec License Agreement dated June 14, 1996

                  27.1       Financial Data Schedule

                  -----------------

                  * Incorporated by reference to exhibit of the same number in the Company's Registration Statement on Form S-1 and Amendments No. 1, 2, 3, and 4 thereto (Registration No. 33-80261) which became effective on January 31, 1996.

                  + Confidential treatment has been granted as to certain portions of this Exhibit by the Securities and Exchange Commission.

                  ++ Confidential treatment has been requested as to certain portions of this Exhibit


         (b)      Reports on Form 8-K.

                  None.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CONNECTIVE THERAPEUTICS, INC.

                                  By: /s/   CYNTHIA M. BUTITTA
                                      --------------------------------
                                                  Cynthia M. Butitta
                                      Vice President, Finance and Administration
                                              and Chief Financial Officer


Date:  July 18, 1996