Form 10-Q/A
period 1996-06-30
CONNECTIVE THERAPEUTICS INC
filed 1996-09-25
CIK 1004960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A


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

    The undersigned Registrant hereby amends Part II, Item 6 and the following exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996, as set forth below:


        The Registrant is amending Part II, Item 6 and is refiling Exhibit
    10.27 in response to the Commission Staff's comments regarding the Registrant's application for an order granting confidential treatment of certain portions of such exhibit.

PART II.  OTHER INFORMATION




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

                  10.23* Facility Master Lease between the Company and Renault & Handley dated February 9, 1994

                  10.24* Master Bridge Loan Agreement between the Company and certain investors dated December 7, 1995

                  10.25*     Agreement with William Albright dated November 17,
                             1995

                  10.26* Loan and Security Agreement dated December 21, 1995 by and among the Company, Silicon Valley Bank and MMC/GATX Partnership No. 1


                  10.27**++  Agreement on Relaxin Rights in Asia dated April 1,
                             1996 between the Company and Mitsubishi Chemical Corporation (Exhibits A and B to Exhibit 27 have been previously filed as Exhibit 10.6 above. Confidential Treatment has been granted as to certain portions of Exhibit 10.6 by the SEC.)

                  10.28***++ Soltec License Agreement dated June 14, 1996

                  27.1***    Financial Data Schedule

                  -----------------

                  * Incorporated by reference to exhibit of the same number in the Company's Registration Statement on Form S-1 and Amendments No. 1, 2, 3, and 4 thereto (Registration No. 33-80261) which became effective on January 31, 1996.

                  **         Being refiled in connection herewith.

                  *** Previously filed in connection with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

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


Date:  September 23, 1996