Form 10-Q
period 1996-09-30
CONNECTIVE THERAPEUTICS INC
filed 1996-10-29
CIK 1004960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


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

As of October 7, 1996, 7,417,731 shares of the Registrant's common stock were outstanding, at $0.001 par value.

                          CONNECTIVE THERAPEUTICS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS




                                                                                      Page
                                                                                      ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Balance Sheets at September 30, 1996 and December
                  31, 1995 .........................................................     3

                  Condensed Statements of Operations for the three and nine
                  months ended September 30, 1996 and 1995, and for the period
                  from inception (February 8, 1993) to September 30, 1996 ..........     4

                  Condensed Statements of Cash Flows for the nine months ended
                  September 30, 1996 and 1995, and for the period from inception
                  (February 8, 1993) to September 30, 1996 .........................     5

                  Notes to Condensed Financial Statements ..........................     6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ........................................     7


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings ................................................    10

         Item 2.  Changes in Securities ............................................    10

         Item 3.  Defaults Upon Senior Securities ..................................    10

         Item 4.  Submission of Matters to a Vote of Security Holders ..............    10

         Item 5.  Other Information ................................................    10

         Item 6.  Exhibits and Reports on Form 8-K .................................    10

                       Exhibits ....................................................    10

                       Reports on Form 8-K .........................................    11

SIGNATURE ..........................................................................    12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        CONNECTIVE THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                           CONDENSED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                          SEPTEMBER 30,      DECEMBER 31,
                                                                                              1996               1995
                                                                                              ----               ----
                                                                                           (UNAUDITED)
                                              ASSETS
Current assets:
     Cash and cash equivalents                                                            $  8,392        $  9,023
     Short-term investments                                                                 11,948              --
     Prepaid expenses and other current assets                                                 156             154
                                                                                          --------        --------
         Total current assets                                                               20,496           9,177

Property and equipment, net                                                                  1,539           1,367
Notes receivable from related parties                                                          326             414
Deposits and other assets                                                                      271             838
                                                                                          --------        --------
                                                                                            22,632          11,796
                                                                                          ========        ========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                     $    424        $    441
     Accrued liabilities                                                                     1,155             808
     Accrued process development expenses                                                      937             668
     Accrued payroll and related expenses                                                      363             157
     Current portion of capital lease obligations, capital loans and long-term debt          2,354           1,259
                                                                                          --------        --------
         Total current liabilities                                                           5,233           3,333

Notes payable                                                                                   --           2,205
Noncurrent portion of capital lease obligations, capital loans and long-term debt            3,508           4,933
Other long-term liabilities                                                                  1,184           1,262
Commitments
Stockholders' equity:
     Preferred stock, $0.001 par value: 5,000,000 shares authorized; no shares issued and outstanding at September 30, 1996 and 3,965,137 shares issued
         and outstanding at December 31, 1995                                                   --               4
     Common stock, $0.001 par value: 50,000,000 shares authorized; 7,417,239 shares issued and outstanding at September 30, 1996 and 908,511 shares
         issued and outstanding at December 31, 1995                                             7               1
     Additional paid in capital                                                             46,059          21,425
     Notes receivable from stockholders                                                        (75)           (134)
     Deferred compensation, net                                                             (1,499)         (1,933)
     Other                                                                                     (10)             --
     Deficit accumulated during the development stage                                      (31,775)        (19,300)
                                                                                          --------        --------
Total stockholders' equity                                                                  12,707              63
                                                                                          --------        --------
                                                                                          $ 22,632        $ 11,796
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

                        CONNECTIVE THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                 (UNAUDITED)


                                                                                                                       PERIOD FROM
                                                                                                                        INCEPTION
                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED          (FEBRUARY 8,
                                                          SEPTEMBER 30,                       SEPTEMBER 30,              1993) TO
                                                          -------------                       -------------            SEPTEMBER 30,
                                                     1996              1995              1996              1995            1996
                                                     ----              ----              ----              ----            ----
Operating Expenses:
     Research and development                     $    4,212        $    1,860        $    9,221        $    6,527        $ 24,764
     General and administrative                        1,100               532             3,419             1,182           7,089
                                                  ----------        ----------        ----------        ----------        --------
Total operating expenses                               5,312             2,392            12,640             7,709          31,853
Interest income                                          302               110               914               329           1,357
Interest expense                                        (249)             (125)             (749)             (294)         (1,279)
                                                  ----------        ----------        ----------        ----------        --------
Net loss                                          $   (5,259)       $   (2,407)       $  (12,475)       $   (7,674)       $(31,775)
                                                  ==========        ==========        ==========        ==========        ========

Net loss per share                                $    (0.71)       $    (0.54)       $    (1.91)       $    (1.73)
                                                  ==========        ==========        ==========        ==========

Shares used to calculate net loss per share        7,402,797         4,434,751         6,524,574         4,433,874
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

                        CONNECTIVE THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                (IN THOUSANDS)
                                 (UNAUDITED)


                                                                                                                 PERIOD FROM
                                                                                                                  INCEPTION
                                                                                      NINE MONTHS ENDED          (FEBRUARY 8,
                                                                                        SEPTEMBER 30,              1993) TO
                                                                                        -------------            SEPTEMBER 30,
                                                                                    1996            1995            1996
                                                                                  --------        --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                          $(12,475)       $ (7,674)       $(31,775)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                     491             279           1,005
     Technology acquired in exchange for notes payable and other
         long-term liability                                                            --             855           2,705
     Amortization of deferred compensation                                             434              --             766
     Changes in assets and liabilities:
         Current and other assets                                                      636            (147)           (520)
         Current and other liabilities                                                 728             (40)          4,174
                                                                                  --------        --------        --------
Net cash used by operating activities                                              (10,186)         (6,727)        (23,645)
                                                                                  --------        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                                                (25,575)         (7,188)        (33,135)
Sales and maturities of short-term investments, net                                 13,617           5,060          21,177
Capital expenditures                                                                  (588)           (336)         (1,664)
                                                                                  --------        --------        --------
Net cash used in investing activities                                              (12,546)         (2,464)        (13,622)
                                                                                  --------        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of bank loans                                                                   --            (750)             --
Payment of notes payable                                                            (2,205)             --          (2,205)
Proceeds from capital loans and long-term debt                                         415             230           6,185
Payments on obligations under capital leases and capital loans                        (745)           (253)         (1,176)
Proceeds from issuance of preferred and common stock,
    net of issuance costs                                                           24,636          12,764          42,855
                                                                                  --------        --------        --------
Net cash provided by financing activities                                           22,101          11,991          45,659
                                                                                  --------        --------        --------

Net increase in cash and cash equivalents                                             (631)          2,800           8,392
Cash and cash equivalents at beginning of period                                     9,023           1,287              --
                                                                                  --------        --------        --------
Cash and cash equivalents at end of period                                        $  8,392        $  4,087        $  8,392
                                                                                  ========        ========        ========

SUPPLEMENTARY INFORMATION:
Interest paid                                                                     $    749        $    235        $  1,096
                                                                                  ========        ========        ========




                 See notes to condensed financial statements.

                        CONNECTIVE THERAPEUTICS, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                 (UNAUDITED)



1.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Connective Therapeutics, Inc. (the "Company" or "Connective") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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


                                        THREE-MONTH PERIOD ENDED            NINE-MONTH PERIOD ENDED
                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                         1996             1995             1996             1995
                                      ----------       ----------       ----------       ----------
Supplemental net loss per share       $    (0.71)      $    (0.50)      $    (1.77)      $    (1.79)
                                      ==========       ==========       ==========       ==========

Shares used in computation             7,402,797        4,828,723        7,053,258        4,290,590
                                      ==========       ==========       ==========       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains certain forward looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward looking statements as a result of certain factors set forth under the heading "Risk Factors" in the Company's Registration Statement on Form S-1 (Reg. No. 33-80261) dated January 31, 1996 relating to the Company's initial public offering and under the heading "Additional Factors that May Affect Future Results" in the Company's Report on Form 10-Q for the quarters ended March 31, 1996.

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

The Company's products under development include gamma interferon for the treatment of atopic dermatitis and keloids; betamethasone mousse for the treatment of scalp psoriasis and other scalp dermatoses; ConXn(TM) (relaxin) for the treatment of scleroderma and other fibrotic disorders and T-cell Receptor
(TCR) peptide vaccines for the treatment of multiple sclerosis and rheumatoid arthritis. At present, all products are under development and no revenues have been derived from the sale of products.

In September 1996, the Company initiated a Phase III clinical trial of gamma interferon for treatment of severe atopic dermatitis, a chronic inflammatory skin disease which may result in significant morbidity and quality of life impairment. This multicenter, randomized, double-blinded study is expected to enroll approximately 500 patients in three parallel groups, consisting of two active groups (50(mu)g/m2 per day and 50(mu)g/m2 every other day) and placebo. Patients will receive subcutaneous injections over a 12-week treatment period and undergo a 4 week follow-up to assess duration of response. Primary endpoints include assessment of total clinical severity based upon erythema (redness of the skin), papulation (swelling) and excoriation (scratch marks) scores. Results from a recently concluded Phase II trial showed statistically significant improvement in clinical scores of erythema and excoriation and in global assessment of disease.

Also in September 1996, the Company announced that results from a physician sponsored Phase I/II clinical trial of TCR peptide vaccines for the treatment of multiple sclerosis were published in the October issue of the journal Nature Medicine. The results from this pilot study indicated that patients who responded immunologically to TCR vaccines experienced stabilization of disease without side effects during one year of therapy. The double-blind, placebo-controlled trial involved 23 patients with a native or substituted version of a VB5.2 TCR peptide vaccine or placebo. Successful peptide vaccination boosted protective T-cells and lowered pathogenic T-cells thought to cause the disease.

The Company also completed patient enrollment in its Phase II clinical trial of ConXn(TM) (recombinant human relaxin H2) for the treatment of scleroderma. Sixty patients with diffuse, systemic sclerosis (the most debilitating and fatal form of scleroderma) have been enrolled in the multicenter, double-blind, placebo-controlled trial which was initiated in June. The patients will be treated for 24 weeks, and will receive either ConXn at one of two dose levels (25 (mu)g/kg/day or 100 (mu)g/kg/day) or placebo, administered over a 24-week treatment period. The study is designed to evaluate the effects of ConXn on skin softening, joint mobility, quality of life and vital organ function. Results of the Phase I study of ConXn in thirty diffuse, systemic scleroderma patients indicated ConXn was well-tolerated. Ten of twenty patients receiving ConXn reported improvement in disease symptoms, while only two patients of ten receiving placebo reported improvement.

There can be no assurance that any of the Company's potential products will be successfully developed, receive the necessary regulatory approvals or be successfully commercialized.

The Company has financed its operations since inception through September 30, 1996 primarily through the private sale and issuance of equity securities and from proceeds of its initial public offering in February 1996. Additional cash has been received in connection with certain credit financing arrangements. To date, substantially all of the Company's expenditures have been for research and development activities. The Company has incurred operating losses since its inception and had an accumulated deficit of $31.8 million at September 30, 1996. The Company will require additional funds to complete the development of its products and to fund operating losses which are expected in the next several years.

RESULTS OF OPERATIONS

Research and development expenses increased to $4.2 million and $9.2 million for the three and nine months ended September 30, 1996, respectively, compared to $1.9 million and $6.5 million for comparable periods in 1995, respectively. This increase is due primarily to increases in personnel staffing, the expansion of clinical trials, the production of clinical supplies and increased outside services required to support operations in 1996. Research and development expenses are expected to continue to increase due to continued expansion of development activities, including progression of clinical trials and possible acquisition of new products and technologies.

General and administrative expenses increased to $1.1 million and $3.4 million for the three and nine months ended September 30, 1996, respectively, compared to $0.5 million and $1.2 million for comparable periods in 1995, respectively. This increase is due primarily to increased support costs associated with operating as a public company, including costs related to strengthening the senior management team. The Company expects to continue to incur general and administrative costs at approximately the current level over the near term.

Interest income increased to $0.3 million and $0.9 million for the three and nine months ended September 30, 1996, respectively, compared to $0.1 million and $0.3 million for comparable periods in 1995, respectively. This increase in interest income is due to higher average cash and investment balances held by the Company during the first three quarters of 1996 than during the comparable periods in 1995. Interest earned in the future will depend on Company funding cycles and prevailing interest rates. Interest expense increased to $0.2 million and $0.7 million for the three and nine months ended September 30, 1996, respectively compared to $0.1 million and $0.3 million for comparable periods in 1995, respectively. This increase in interest expense is due to higher balances outstanding for obligations under capital leases and loans, and notes payable.

The Company incurred net losses of $5.3 million and $12.5 million for the three and nine months ended September 30, 1996, respectively, compared to $2.4 million and $7.7 million for comparable periods in 1995, respectively. The Company expects to incur substantial additional losses over the next several years. The losses are expected to fluctuate from period to period based on timing of clinical material purchases, scale-up activities and clinical activities.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception through September 30, 1996 primarily through private sale and issuance of equity securities and from proceeds of its initial public offering in February 1996.

Working capital increased to $15.3 million at September 30, 1996, compared to working capital of $5.8 million at December 31, 1995, due to the receipt of approximately $25.6 million in net proceeds from the initial public offering, offset by cash used in operations of approximately $10.2 million for the nine months ended September 30, 1996 and the repayment of $2.2 million in notes outstanding pursuant to certain technology licensing agreements. At September 30, 1996, the Company had cash, cash equivalents and short-term investments totaling $20.3 million, compared to $9.0 million at December 31, 1995. It is generally the Company's policy to invest these funds in highly liquid securities, such as interest-bearing money market funds, corporate debt, commercial paper and federal agency notes.

For the nine months ended September 30, 1996, additions of equipment and leasehold improvements totaled $0.6 million of which approximately $0.4 million was financed through capital lease and loan arrangements. Total additions for equipment and leasehold improvements for the period from inception to December 31, 1995, totaled $1.9 million of which $1.6 million was financed through capital lease and loan arrangements. At September 30, 1996, the Company had invested $2.5 million in property and equipment, and had approximately $1.2 million available for borrowing under its capital loan arrangement.

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

The Company's future capital uses and requirements are expected to increase in future periods and will depend on numerous factors, including the progress of its research and development programs, the progress of pre-clinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, and enforcing patent claims and other intellectual property rights, competing technological and market developments, the ability of the Company to establish collaborative arrangements, the acquisitions of new products and technologies, and the development of commercialization activities.

PART II.  OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

     None.

ITEM 2.       CHANGES IN SECURITIES

     None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.       OTHER INFORMATION

In October 1996, the Company and Dr. Edward Amento, the Company's Executive Vice President, Research and Development and Chief Scientific Officer and a Director of the Company, entered into a Laboratory Services Agreement, which agreement will be assigned by Dr. Amento to a not-for-profit laboratory to be established by Dr. Amento. Under the terms of the agreement, Dr. Amento will conduct research, including research on behalf of the Company. Pursuant to this agreement, the Company has agreed to provide $250,000 to assist in establishing the laboratory and an additional grant of $100,000 per year starting upon the opening of the laboratory and the execution of a Sponsored Research Agreement to be agreed upon between the parties to cover two years of directed research at the laboratory relating to relaxin diagnosis and therapeutics and TCR peptides for diagnosis and therapeutic autoimmune disease applications. The Company will also provide clinical space and researchers, along with costs to support three full time employees at the laboratory. The Company will have all intellectual property rights arising from directed research projects fully funded by the Company and will have a right of first negotiation for certain other intellectual property developed by the laboratory.

In conjunction with the Laboratory Services Agreement, the Company also entered into an Agreement with Dr. Edward Amento, the Company's Executive Vice President, Research and Preclinical Development and Chief Scientific Officer and a Director of the Company. Pursuant to this agreement, Dr. Amento resigned his employment relationship with the Company effective October 31, 1996, and became a consultant to the Company. For the first nine months' of consulting work, Dr. Amento will receive a fee of $18,750 per month; after such initial nine month period (and for consulting services exceeding one day per week during the initial nine months), Dr. Amento will be compensated at a rate of $2,000 per day. The Company will also pay Dr. Amento $25,000 for each successfully completed transaction in which his consultation was requested, under the Agreement, by the Company and given by Dr. Amento. Dr. Amento will be provided $24,000 over six months for office expenses. Also under the Agreement, Dr. Amento will resign his position as a director on or before June 30, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  Number      Exhibit Table
                  ------      -------------

                  3.4*        Form of Amended and Restated Certificate of
                              Incorporation
                  3.5*        Form of Bylaws

                  4.1*        Form of Common Stock Certificate
                  10.1*       Form of Indemnification Agreement
                  10.2*       1994 Stock Plan and form of Option Agreement and
                              Stock Purchase Agreement
                  10.3*       1995 Employee Stock Purchase Plan and form of
                              Subscription Agreement
                  10.4*       1995 Directors' Stock Option Plan and form of
                              Option Agreement
                  10.5*       Third Amended and Restated Registration Rights
                              Agreement dated February 14, 1995 among the
                              Registrant and certain security holders of the
                              Registrant and Amendments Nos. 1 and 2 thereto
                              dated May 31, 1995 and September 28, 1995
                  10.6+*      License Agreement dated September 27, 1993,
                              between Genentech, Inc. and the Company, Amendment
                              dated July 14, 1994, and side letter agreement
                              dated November 17, 1994
                  10.7+*      Subordinated Promissory Note, dated June 3, 1994,
                              payable to XOMA Corporation
                  10.8*       Assignment and Assumption Agreement, dated June 3,
                              1994, by and between the Company and XOMA
                              Corporation
                  10.9+*      Technical Collaboration and Manufacturing
                              Agreement, dated May 24, 1994, by and between the
                              Company and Scios Nova Inc.
                  10.10+*     Technology Acquisition Agreement dated June 3,
                              1994 by and between the Company and XOMA
                              Corporation, and License Agreement dated February
                              27, 1990 by and between Arthur A. Vandenbark,
                              Ph.D. and XOMA Corporation
                  10.11+*     Agreement on Interferon Gamma-1B dated December 8,
                              1995 by and between the Company and Genentech,
                              Inc.
                  10.12+*     Equipment Lease Line, dated May 31, 1994 with
                              Lease Management Services, Inc.
                  10.13+*     Business Loan Agreement, dated July 19, 1995,
                              between the Company, Silicon Valley Bank and
                              MMC/GATX Partnership No. 1
                  10.14+*      Research Collaboration and Assignment Agreement,
                              dated July 1, 1994, between the Company and Dr.
                              Arthur A. Vandenbark
                  10.15*      Employment and Bonus Agreement between the Company
                              and Edward Amento, dated November 17, 1993
                  10.16*      Secured Loan Agreements between the Company and
                              Edward Amento dated November 1, 1993 and July 11,
                              1994, respectively
                  10.17*      Consulting Agreement dated November 17, 1993
                              between the Company and Brian Seed
                  10.18*      Consulting Agreement dated November 17, 1993
                              between the Company and Eugene Bauer
                  10.19*      Employment Agreement dated June 9, 1994 between
                              the Company and Thomas Wiggans
                  10.20*      Loan Agreements between the Company and Thomas
                              Wiggans dated July 15, 1994 and August 1, 1994
                  10.21*      Letter Agreement with G. Kirk Raab dated October
                              1, 1995
                  10.22*      Sublease Agreement with Systemix dated December 6,
                              1993
                  10.23*      Facility Master Lease between the Company and
                              Renault & Handley dated February 9, 1994
                  10.24*      Master Bridge Loan Agreement between the Company
                              and certain investors dated December 7, 1995
                  10.25*      Agreement with William Albright dated November 17,
                              1995
                  10.26*      Loan and Security Agreement dated December 21,
                              1995 by and among the Company, Silicon Valley Bank
                              and MMC/GATX Partnership No. 1
                  10.27++     Agreement on Relaxin Rights in Asia dated April 1,
                              1996 between the Company and Mitsubishi Chemical
                              Corporation
                  10.28++     Soltec License Agreement dated June 14, 1996
                  10.29       Laboratory Services Agreement dated October 24,
                              1996
                  10.30       Agreement with Dr. Edward Amento dated October
                              24, 1996
                  10.31       Form of Directors and Officers Change in Control
                              Agreement

                  27.1        Financial Data Schedule
                  ----------------
                  * Incorporated by reference to exhibit of the same number in the Company's Registration Statement on Form S-1 and Amendments No. 1, 2, 3, and 4 thereto (Registration No. 33-80261) which became effective on January 31, 1996.

                  + Confidential treatment has been granted as to certain portions of this Exhibit by the Securities and Exchange Commission.

                  ++ Incorporated by reference to exhibit of the same number in the Company's Form 10-Q for the period ending June 30, 1996. Confidential treatment has been requested as to certain portions of this Exhibit.

         (b)      Reports on Form 8-K.

                  None.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CONNECTIVE THERAPEUTICS, INC.


                               By: /s/ CYNTHIA M. BUTITTA
                                   -----------------------------
                                       Cynthia M. Butitta
                            Vice President, Finance and Administration
                                    and Chief Financial Officer

Date:    October 28, 1996

                                 EXHIBIT INDEX

              Number     Exhibit Table

              3.4*     Form of Amended and Restated Certificate of Incorporation
              3.5*     Form of Bylaws
              4.1*     Form of Common Stock Certificate
              10.1*    Form of Indemnification Agreement
              10.2*    1994 Stock Plan and form of Option Agreement and Stock
                       Purchase Agreement
              10.3*    1995 Employee Stock Purchase Plan and form of
                       Subscription Agreement
              10.4*    1995 Directors' Stock Option Plan and form of Option
                       Agreement
              10.5*    Third Amended and Restated Registration Rights Agreement
                       dated February 14, 1995 among the Registrant and certain
                       security holders of the Registrant and Amendments Nos. 1
                       and 2 thereto dated May 31, 1995 and September 28, 1995
              10.6+*   License Agreement dated September 27, 1993, between
                       Genentech, Inc. and the Company, Amendment dated July 14,
                       1994, and side letter agreement dated November 17, 1994
              10.7+*   Subordinated Promissory Note, dated June 3, 1994, payable
                       to XOMA Corporation
              10.8*    Assignment and Assumption Agreement, dated June 3, 1994,
                       by and between the Company and XOMA Corporation
              10.9+*   Technical Collaboration and Manufacturing Agreement,
                       dated May 24, 1994, by and between the Company and Scios
                       Nova Inc.
              10.10+*  Technology Acquisition Agreement dated June 3, 1994 by and between the Company and XOMA Corporation, and License
                       Agreement dated February 27, 1990 by and between Arthur
                       A. Vandenbark, Ph.D. and XOMA Corporation
              10.11+*  Agreement on Interferon Gamma-1B dated December 8, 1995 by and between the Company and Genentech, Inc.
              10.12+*  Equipment Lease Line, dated May 31, 1994 with Lease
                       Management Services, Inc.
              10.13+*  Business Loan Agreement, dated July 19, 1995, between the
                       Company, Silicon Valley Bank and MMC/GATX Partnership No.
                       1
              10.14+*  Research Collaboration and Assignment Agreement, dated
                       July 1, 1994, between the Company and Dr. Arthur A.
                       Vandenbark
              10.15*   Employment and Bonus Agreement between the Company and
                       Edward Amento, dated November 17, 1993
              10.16*   Secured Loan Agreements between the Company and Edward
                       Amento dated November 1, 1993 and July 11, 1994,
                       respectively
              10.17*   Consulting Agreement dated November 17, 1993 between the
                       Company and Brian Seed
              10.18*   Consulting Agreement dated November 17, 1993 between the
                       Company and Eugene Bauer
              10.19*   Employment Agreement dated June 9, 1994 between the
                       Company and Thomas Wiggans
              10.20*   Loan Agreements between the Company and Thomas Wiggans
                       dated July 15, 1994 and August 1, 1994
              10.21*   Letter Agreement with G. Kirk Raab dated October 1, 1995
              10.22*   Sublease Agreement with Systemix dated December 6, 1993
              10.23*   Facility Master Lease between the Company and Renault &
                       Handley dated February 9, 1994
              10.24*   Master Bridge Loan Agreement between the Company and
                       certain investors dated December 7, 1995
              10.25*   Agreement with William Albright dated November 17, 1995
              10.26*   Loan and Security Agreement dated December 21, 1995 by
                       and among the Company, Silicon Valley Bank and MMC/GATX
                       Partnership No. 1
              10.27++  Agreement on Relaxin Rights in Asia dated April 1, 1996 between the Company and Mitsubishi Chemical Corporation
              10.28++  Soltec License Agreement dated June 14, 1996
              10.29    Laboratory Services Agreement dated October 24, 1996
              10.30    Agreement with Dr. Edward Amento dated October 24, 1996
              10.31    Form of Directors and Officers Change in Control
                       Agreement

              27.1     Financial Data Schedule

              ---------------
              * Incorporated by reference to exhibit of the same number in the Company's Registration Statement on Form S-1 and Amendments No. 1, 2, 3, and 4 thereto (Registration No. 33-80261) which became effective on January 31, 1996.

              + Confidential treatment has been granted as to certain portions of this Exhibit by the Securities and Exchange Commission.

              ++ Incorporated by reference to exhibit of the same number in the Company's Form 10-Q for the period ending June 30, 1996. Confidential treatment has been requested as to certain portions of this Exhibit.