Form 10-K
period 1996-12-31
CONNECTIVE THERAPEUTICS INC
filed 1997-03-20
CIK 1004960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996,

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                     For the Transition period from _____ to _________.



                         COMMISSION FILE NUMBER: 0-27406

                          CONNECTIVE THERAPEUTICS, INC.
             (Exact name of Registrant as specified in its charter)


       DELAWARE                                                  94-3173928
    (State or other                                               (I.R.S.
    jurisdiction of                                               Employer
   incorporation or                                            Identification
     organization)                                                  No.)

         3400 WEST BAYSHORE ROAD, PALO ALTO, CALIFORNIA            94303
                (Address of principal executive offices)         (zip code)

       Registrant's telephone number, including area code: (415) 843-2800

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, $0.001 PAR VALUE PER SHARE


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. YES X   NO
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $42,702,270 as of February 28, 1997, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         There were 9,084,896 shares of Registrant's Common Stock issued and outstanding as of February 28, 1997.

         The "C with interlocking hemisphere" logo (used alone and with the Company's name), "Connective", "ConXn(TM)" and "Ridaura(R)" are trademarks of the Company. All other tradenames and trademarks appearing in this Prospectus are the property of their respective holders.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 14, 1997.

                                     PART I

ITEM 1.       BUSINESS

         Special Note: Except for the historical information contained therein, the following discussion consists of forward-looking statements that involve risks and uncertainties that could cause actual results or events to differ materially from those in such forward-looking statements. Potential risks and uncertainties include, without limitation, those factors below under the heading "Additional Factors That May Affect Future Results."



         Connective Therapeutics, Inc. ("Connective" or the "Company") acquires, develops and markets products in the areas of rheumatology and dermatology. The Company is specifically focused on commercialization of novel therapies and has accumulated an extensive portfolio of late stage development products through acquisition and in-licensing strategies. With the acquisition of Ridaura(R) in December 1996, its first marketed product for rheumatoid arthritis, the Company is developing market franchises in the United States using its own sales force and plans to work with partners to commercialize its products in markets outside the U.S.

         In March 1997, the Company's Board of Directors approved a change of the Company's name to "Connetics Corporation." This name change is subject to the approval of the Company's stockholders at its annual meeting in May 1997.

         Since its founding in 1993, Connective has rapidly built its product pipeline through acquisition and in-licensing of currently marketed and late stage development products. Focused exclusively on connective tissue and autoimmune diseases, the Company has identified markets with high medical needs and significant commercial potential, but which the Company believes are presently underserved and lacking new products and technologies. The indications or conditions addressed by the Company include atopic dermatitis, keloids, scleroderma, multiple sclerosis, rheumatoid arthritis, and psoriasis. Patients suffering from these conditions experience a variety of chronic problems depending on the particular condition, including excessive uncontrollable itching, extensive rashes and lesions, hardening of the skin and internal organs, severe scarring and lack of mobility. The most severe of these diseases cause painful disfigurement, disability and, in certain cases, death. The Company estimates that over six million Americans suffer from its targeted diseases in various forms, with over five billion dollars spent annually on treatments that are mostly palliative in nature. Although individually these diseases have been the subject of various independent research programs, no concentrated effort has been aimed at developing this market segment as a whole. Connective's mission is to meet the needs of patients suffering from connective tissue and autoimmune diseases and to become a major force in providing therapeutic alternatives for these diseases which are predominantly treated by rheumatologists and dermatologists.

         With the acquisition in December 1996 of U.S. and Canadian rights to Ridaura(R), an established treatment for rheumatoid arthritis, from SmithKline Beecham Corporation, Connective was able to immediately enter the rheumatology market. The Company is currently building a market presence within its target markets and expects sales from Ridaura(R) to help fund the establishment of its sales and marketing organization. The Company's strategy is to further build its sales, marketing and distribution expertise with the acquisition of additional marketed products, and future new product introductions from its development pipeline. There are approximately 10,000 rheumatologists and dermatologists in the United States, a concentrated physician base that the Company believes can be effectively targeted with a focused sales force. The Company plans to strategically position field sales representatives in large metropolitan areas with high concentrations of target physicians, and the Company's marketing team will supplement sales efforts with both national and regional promotion programs.

         The Company's development portfolio consists of four products. Gamma interferon 1(b) ("gamma interferon") is in Phase III testing for the treatment of atopic dermatitis and Phase II testing for keloids. Betamethasone mousse will be evaluated in a Phase III clinical trial expected to commence in 1997 for the treatment of scalp psoriasis. ConXn(TM) (recombinant human relaxin H2) ("relaxin") is in Phase II testing for the treatment of scleroderma. T-cell receptor peptide vaccines ("TCR vaccines") are being evaluated in a Phase I/II trial for multiple sclerosis and preclinical studies for rheumatoid arthritis.

BACKGROUND

         Connective tissue is composed of cells (such as fibroblasts) and the extracellular matrix (such as collagen-containing fibers) produced by these cells. Organs of the body such as lungs, kidneys and skin function normally in part because of the precise three-dimensional arrangement of specialized cells within a connective tissue framework. Alterations in this framework affect organ function.

DISEASES INVOLVING CONNECTIVE TISSUE

         Inflammation

         Inflammation is a natural response to tissue injury and is necessary for normal healing. During normal wound healing, tissue repair follows an orderly progression of immune cell infiltration, new blood vessel formation and connective tissue deposition and remodeling. Under abnormal conditions, inappropriate regulation of the immune cells results in either local or widespread tissue injury. Many disorders associated with inflammation occur in response to an unknown stimulus that misdirects the inflammation process against normal tissue. This lack of appropriate regulation generally results in chronic, progressive disease conditions that may ultimately lead to dysfunction or destruction of the affected organ system.

         As an example, atopic dermatitis is a common inflammatory skin disease resulting in incessant itching, extensive rashes and lesions and, in its severe form, can cause physical disfigurement, occupational disability and psychological trauma. Severe chronic atopic dermatitis may also result in hospitalization and days lost from work and school. Although the primary cause of atopic dermatitis is unknown, substantial evidence suggests that excessive production of IgE (a type of antibody) directed to both food and inhalant allergens contributes to the pathogenesis of the disease. Recent market studies have suggested that over 1,800,000 individuals in the U.S. suffer from atopic dermatitis, generating approximately 1,000,000 office visits per year. It is estimated that approximately 200,000 patients suffer from the severe form of the disease. Atopic dermatitis is treated primarily by dermatologists. Current treatments, consisting largely of topical corticosteroids, emollients and antihistamines to control itching, have been less than satisfactory. Patients with severe disease receive some benefit from systemic corticosteroids, but this therapy is associated with significant long-term side effects. Should bacterial infection occur in these patients, antibiotic therapy is typically initiated and requires the patient to be hospitalized.

         Abnormal Remodeling

         Connective tissue undergoes constant turnover through a normal remodeling process that links the breakdown of the collagen-based extracellular matrix with the synthesis of new collagen. The body's ability to regulate this process normally keeps the amount of connective tissue, which is 95% collagen, in balance. When this balance is broken, as in the case of certain chronic diseases, the result can lead to the increase in or breakdown of collagen. Both excessive formation or destruction of connective tissue can result in serious disease. There is currently no approved therapy that has been documented to have significant beneficial effect on the clinical course of abnormal remodeling.

         As an example, the overproduction of collagen can result in keloid formation, hypertrophic scarring and severe systemic disorders, such as scleroderma and pulmonary fibrosis. Keloids and hypertrophic scars are abnormal healing responses that occur in the skin, resulting in large, painful, elevated scars that are unattractive in appearance. There are approximately 300,000 patients treated by dermatologists and plastic surgeons for keloids every year. Scleroderma is one of the most serious diseases involving the uncontrolled formation of connective tissue. Approximately 300,000 individuals, primarily women, suffer from various forms of this disease, with approximately 60,000 having severe, or diffuse scleroderma. In its most severe form, the disease has a five year mortality rate in 50-70% of cases. Scleroderma is primarily treated by rheumatologists. Currently there is no cure for this fatal disease and few therapies ease the pain and suffering of scleroderma patients. Pulmonary fibrosis represents a group of diseases associated with chronic inflammation and increase in fibrotic tissue in the walls of the alveolar spaces in the lung. Ultimately, these diseases result in scarring of lung tissue, impairment of lung function, and in many cases, death. Approximately 144,000 individuals suffer from pulmonary fibrosis. Pulmonary fibrosis is primarily treated by pulmonologists, oncologists and rheumatologists.

         Autoimmune Disorders

         Connective tissue can also be attacked by various T cell-mediated autoimmune diseases. Autoimmune diseases are generally believed to result from an inappropriate response of the immune system. The immune system is the body's major biological defense mechanism, first distinguishing antigens (foreign substances) from the body's tissue and then eliminating a wide variety of disease-causing antigens, such as bacteria and viruses. A major component of this system are T cells. In many autoimmune diseases, these T cells go awry and attack the body's healthy tissues. There is mounting evidence that these disease-causing T cells are concentrated at the disease site, where they initiate signals leading to tissue destruction. The mechanism responsible for causing these T cells to attack healthy tissue has, for the most part, not been identified. Autoimmune diseases can attack virtually any tissue or organ of the body, are often debilitating and can be fatal.

         For example, rheumatoid arthritis is an autoimmune disease that attacks the connective tissue in the joints. Rheumatoid arthritis is a chronic disease in which the body's immune system leads to an attack on synovial tissue, resulting in progressive, painful inflammation and destruction of the joints. In advanced stages of the disease, symptoms include severe pain, body disfigurement and loss of mobility. It is estimated that between one and two percent of the adult U.S. population, or more than two million individuals, have rheumatoid arthritis. Women are three times more susceptible than men. No current therapy cures the disease and often its progression cannot be stopped. The efficacy of currently used drugs tends to be directly correlated with systemic toxicity. Rheumatoid arthritis is primarily treated by rheumatologists. Another example of an autoimmune disease is multiple sclerosis, a chronic inflammatory disease of the central nervous system in which the body's immune system attacks myelin, a substance that encircles and insulates nerve fibers. Multiple sclerosis can result in impaired mobility, visual impairment, slurred speech, poor bladder control, sexual dysfunction and, ultimately, confinement to a wheelchair. Approximately 250,000 persons suffer from multiple sclerosis in the United States. Multiple sclerosis is primarily treated by neurologists. However, none of the currently available treatments address the underlying cause of the disease.

CONNECTIVE STRATEGY

         The key elements of Connective's strategy include:

         - Focus on the Treatment of Serious and Chronic Diseases Involving Connective Tissue. The Company's products and technologies are focused on the treatment of diseases involving connective tissues caused by inflammation, abnormal remodeling and autoimmune disorders. These diseases include serious skin and skin structure diseases, such as atopic dermatitis and keloids, as well as scleroderma, organ fibroses, rheumatoid arthritis and multiple sclerosis. Although individually these diseases have been the subject of various independent research programs, no concentrated effort has been aimed at the market segment as a whole, representing significant and currently underserved therapeutic market opportunities. The Company believes that its focus on diseases involving connective tissue, combined with its technological and marketing expertise, maximizes the likelihood of success in rapidly developing and effectively commercializing products.

         - Develop Marketing Organization Targeting Rheumatologists and Dermatologists. The Company is targeting its commercial activities at rheumatologists and dermatologists, which can be served by a focused, specialized marketing organization. Scalp psoriasis, betamethasone mousse's lead indication, and atopic dermatitis and keloids, gamma interferon's lead indications, are treated primarily by dermatologists. Scleroderma, ConXn(TM)'s lead indication, is primarily treated by rheumatologists. With the acquisition of rights to Ridaura(R), an established treatment for rheumatoid arthritis, the company was able to enter the U.S. and Canadian rheumatology market in December 1996. As such, the Company's strategy is to target its marketing activities to the approximately 3,000 rheumatologists and 7,000 dermatologists practicing in the United States. In addition, because these rheumatologists and dermatologists are primarily concentrated in major metropolitan areas, they can be effectively served by a relatively small sales force.

         - In-License Clinical-Stage and Currently Marketed Products. The Company expects to continue to in-license and acquire rights to clinical-stage products and currently marketed products for the treatment of diseases involving connective tissue. To date, the Company has in-licensed both gamma interferon and relaxin from Genentech, and has acquired rights to TCR Peptide technology primarily from Genentech and XOMA Corporation, exclusive license rights to betamethasone mousse from Soltec Research PTY Ltd., and exclusive U.S. and Canadian rights to Ridaura(R) from SmithKline Beecham Corporation and related entities ("SmithKline Beecham"). Increasing consolidation in the pharmaceutical and biotechnology industries and continuing changes in the health care system are changing the way therapeutic products are developed and marketed. As a result, the Company believes there are significant opportunities to in-license or acquire additional products from pharmaceutical companies that are not being developed or optimally promoted by these companies or do not fit in the present business strategy of such companies, or from research and academic institutions. The Company believes it is well-positioned to expand its product portfolio by licensing such products because of its market focus, complementary products in development and relevant management experience in product development and marketing. The Company believes that this strategy can result in accelerated development and commercialization of novel products to treat serious diseases involving connective tissue at significantly lower capital requirements than most biotechnology companies while minimizing the Company's exposure to the risks inherent in drug discovery and basic research.

         - Leverage Platform Technology and Products for Additional Indications. The Company is leveraging its product pipeline by developing its products for multiple indications targeted at its strategic markets. In addition, the Company believes ConXn(TM) and its TCR Peptide technology can be developed for uses outside its strategic markets. Such uses include burn scarring and ophthalmic fibrosis for ConXn(TM), and inflammatory bowel disease and Type 1 diabetes for TCR Peptides. To target such uses, the Company plans to either retain such products in-house or license them to third parties.

         - Utilize Corporate Partnerships to Pursue Additional Markets. In its strategic markets, the Company plans to retain commercial rights to its products in North America and to enter into corporate partnerships with respect to additional market segments in North America and international markets. This strategy will allow the Company to pursue additional therapeutic markets, offset near term development costs and enter international markets. The Company intends to pursue collaborative relationships to provide funding and consulting support for the Company's research and development programs and to assist in the clinical and regulatory development and commercialization of specific products outside of North America.

         - Minimize Drug Discovery and Manufacturing Costs. The Company has sought to minimize the costs of drug discovery and manufacturing by in-licensing later-stage development and currently marketed products, outsourcing manufacturing and utilizing research collaborators and consultants. To date, the Company's clinical supplies have been manufactured by third parties on a contract basis. The Company also initially intends to use third parties for the manufacture of its commercial products, including Ridaura(R), which is being manufactured for the Company by SmithKline through December 2001. The Company believes it will be able to minimize costly infrastructure by continuing to use external resources where appropriate.

PRODUCT DEVELOPMENT

         The Company has products in various stages of development as illustrated in the table below:

          PRODUCT                          INDICATION                          DEVELOPMENT STATUS
          -------                          ----------                          ------------------
          Gamma Interferon                 Severe Atopic Dermatitis            Phase III
                                           Keloids                             Phase II
          ConXn(TM)                        Scleroderma                         Phase II
          TCR Peptide vaccine              Multiple Sclerosis                  Phase I/II
          TCR Peptide vaccine              Rheumatoid Arthritis                Preclinical
          Betamethasone mousse             Psoriasis                           Phase III scheduled in 1997

         Gamma Interferon Development Program

         Gamma interferon is a member of a family of proteins involved in the regulation of the immune system, and has been shown to be effective in the treatment of certain immune-mediated diseases. Gamma interferon is an FDA licensed product, manufactured and marketed by Genentech for an orphan disease, chronic granulomatous disease (CGD). Gamma interferon also has been shown to inhibit the production of IgE (a type of antibody) and collagen. Because of these biological properties, the Company is developing gamma interferon for use in the treatment of atopic dermatitis and keloids.

         Atopic Dermatitis. Atopic dermatitis is a common inflammatory skin disease. Although the primary cause of atopic dermatitis is unknown, evidence suggests that excessive production of IgE contributes to the pathogenesis of the disease. Severe atopic dermatitis, targeted by the Company, may result in hospitalization for control of skin disease and infection, physical disfigurement, occupational disability, work and school days lost and psychological trauma. Recent market reviews have suggested that over 1,800,000 individuals suffer from atopic dermatitis, generating approximately 1,000,000 office visits per year. It is estimated that approximately 100,000 patients suffer from the severe form of the disease. Current treatments provide only modest benefits and are associated with significant long-term side effects.

         In vitro studies have shown that gamma interferon can inhibit the production of IgE. In addition, published reports indicate that patients with atopic dermatitis produced decreased endogenous gamma interferon. Because of these observations, several initial clinical studies were performed, including a Phase I/II pilot study conducted by Genentech to assess the tolerance, safety, and efficacy of gamma interferon in reducing clinical severity of skin disease in 22 patients with atopic dermatitis. Overall, there was a progressive and significant reduction in total clinical severity of atopic dermatitis observed in these studies. Genentech also provided material for a placebo controlled Phase II trial in 83 patients with severe atopic dermatitis. Patients receiving gamma interferon experienced a statistically significantly greater improvement in atopic dermatitis, compared with those in the placebo group. Gamma interferon treatment benefit was also demonstrated by a reduction in itching and in the severity of associated atopic conditions. Treatment was well tolerated, without evidence of significant toxicity. Several patients continued to receive gamma interferon therapy for more than two years, with no evidence of significant drug-related clinical or laboratory toxicity. Based on these studies, the Company commenced a Phase III clinical trial in 1996 for the use of gamma interferon in the treatment of severe atopic dermatitis.

         Keloids. Keloids are abnormal healing responses caused by excess collagen production, and typically occur in the skin of susceptible individuals resulting in large, painful, elevated scars which are usually unattractive in appearance. There are approximately 300,000 patients treated by dermatologists and plastic surgeons for keloids every year. Although existing therapies are potentially efficacious, recurrence after therapy is frequent.

         In vitro studies have shown that gamma interferon can inhibit collagen synthesis and production. Phase I/II trials conducted by independent investigators in collaboration with Genentech have shown preliminary results indicating that gamma interferon may be efficacious in the treatment of keloids and hypertrophic scars. One study involved ten patients who received intralesional therapy (injection directly into the keloid) for keloids or hypertrophic scars. At 18 weeks, five of ten keloids or scars decreased by 50% or more. Therapy was well tolerated and all patients completed the ten week course of treatment. Another placebo-controlled study of intralesional therapy was conducted in ten patients with keloids. Six of eight patients completing the study showed clinically significant responses in reduction of the size of gamma interferon-treated keloids, as compared to the placebo-treated keloids. In addition, another patient had a keloid surgically excised and then the site of excision was injected with gamma interferon; this patient also showed significant improvement in the gamma interferon-treated keloid at one year of follow-up. Therapy was well tolerated with no dosage reductions or patient terminations due to adverse effects of treatment. Based on this in vitro and clinical information, the Company initiated a Phase II clinical trial in 1996 to demonstrate the efficacy of gamma interferon therapy in patients with keloids.

         ConXn(TM) Development Program

         ConXn(TM) is a naturally occurring peptide hormone that promotes remodeling of connective tissues. Research by two of the Company's founders and their colleagues has shown that ConXn(TM) can inhibit excessive connective tissue formation and promote connective tissue remodeling through at least three mechanisms: inhibiting the production of collagen by fibroblasts, increasing the production of collagenase (the enzyme that breaks down collagen) and decreasing the production of TIMP (a protein that blocks collagenase action). These results have been confirmed by in vitro studies and in vivo animal models of human disease. ConXn(TM) can now be produced in significant quantities by outside contractors using the Company's recombinant manufacturing techniques. Connective is currently developing the recombinant form of ConXn(TM) for use in the treatment of scleroderma and other fibrotic conditions, including organ fibrosis and fibromyalgia.

         Scleroderma. Scleroderma, sometimes referred to as systemic sclerosis, is a generalized disorder of connective tissue characterized clinically by thickening and fibrosis of the skin and internal organs, including the heart, lungs, kidneys and gastrointestinal tract. Although the underlying cause of this disease is unknown, the overproduction and accumulation of collagen and other extracellular matrix proteins in skin and other organs often leads to severe and painful disfigurement, quality of life impairment, dysfunction of vital organs and death. There are in excess of 300,000 individuals suffering from scleroderma, with a five-year mortality rate of 50-70% in the most severe cases of the disease. There are no effective treatments for this disease; current therapies are directed to alleviating the symptoms of the disease, not the underlying cause.

         The Company has completed a Phase I/II clinical trial for recombinant human ConXn(TM) in patients with scleroderma. This study examined the safety and pharmacokinetics of continuous subcutaneous infusion of ConXn(TM) for 28 days at five different dose levels compared to placebo. Thirty patients with a history of at least two years with systemic sclerosis were enrolled in a randomized, double-blind, placebo-controlled trial. Administration of ConXn(TM) was well tolerated through 28 days at all dose levels. In addition, during global assessments performed at the end of the study, ten of 20 patients receiving ConXn(TM) reported improvement versus two percent receiving placebo. No serious adverse events were observed and no patients dropped out of the study. These safety and pharmacokinetic observations support continued clinical evaluation of ConXn(TM) for the treatment of scleroderma. The Company completed enrollment in a Phase II clinical trial in patients with scleroderma in September 1996.

         The Company has been granted Orphan Drug Status for ConXn(TM) for treatment of progressive systemic sclerosis, a severe form of scleroderma. In the United States, the Orphan Drug Act of 1983 provides incentives to drug manufacturers to develop and manufacture products for the treatment of rare diseases, currently defined as diseases that affect fewer than 200,000 individuals in the United States, or for a disease that affects more than 200,000 individuals in the United States where the sponsor does not realistically anticipate its product becoming profitable. Under the Orphan Drug Act, a manufacturer of a designated orphan product can seek certain tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for that product for the orphan indication. While the marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same product for the same indication, it would not prevent other types of products from being approved for the same use. The U.S. Congress has considered and may consider in the future, legislation that would restrict the duration of the market exclusivity of an orphan drug and, thus, there can be no assurance that the benefits of the existing statute will remain in effect.

         In addition to scleroderma, the Company believes ConXn(TM) may have potential in treating fibromyalgia and organ fibroses, such as pulmonary fibrosis. Fibromyalgia is a rheumatic disorder which is believed to affect approximately two percent of the population in United States. The disease is characterized by achy pain, tenderness and stiffness in muscles. The condition occurs mainly in females and may be induced by physical or mental stress, poor sleep, trauma or exposure to dampness or cold.

         Pulmonary Fibrosis. Pulmonary fibrosis, also known as interstitial lung disease, represents a group of diseases associated with chronic inflammation and excessive production of collagen in the walls of the alveolar spaces in the lung. Approximately 144,000 individuals suffer from this disease. In the case of idiopathic pulmonary fibrosis the underlying cause of the fibrosis is unknown, while other cases may be associated with another disease process, such as scleroderma, or due to exposure to toxic drugs or environmental agents. Current therapy for pulmonary fibrosis consists of corticosteroids and cytotoxic drugs such as cyclophosphamide, which, when utilized, are largely ineffective.

         In vitro studies have shown that ConXn(TM) inhibits the production of collagen by stimulated lung fibroblasts by up to 44%. In an animal model to test the ability of ConXn(TM) to inhibit lung fibrosis in vivo, ConXn(TM) substantially inhibited the onset of lung fibrosis.

         T-Cell Receptor ("TCR") Peptide Development Program

         The Company is also developing TCR Peptide vaccines to arrest the autoimmune disease process by boosting the naturally occurring control arm of the immune system that functions inefficiently in immune-mediated diseases. Connective has two TCR vaccine programs in development, one for multiple sclerosis and one for rheumatoid arthritis.

         Multiple Sclerosis. Multiple sclerosis is an autoimmune disease of the central nervous system that results from damage to myelin, a substance that encircles and insulates nerve fibers. Multiple sclerosis can result in impaired mobility, visual impairment, slurred speech, poor bladder control, sexual dysfunction and, ultimately, confinement to a wheelchair. Approximately 270,000 persons suffer from multiple sclerosis in the United States. The cost of treatment in the United States alone is estimated to be $270 million in 1995 and is expected to grow to $1.7 billion worldwide by 1999. However, none of the currently available treatments address the underlying cause of the disease.

         A placebo-controlled, double-blind, randomized, physician sponsored TCR vaccine Phase I trial involving 11 patients and a Phase I/II trial involving 23 patients with progressive multiple sclerosis were conducted by an independent clinical investigator in association with the Company. Results from these trials suggest that a number of patients achieved the desired immune response to the vaccine, that the vaccine was well tolerated and that patients who had the desired immune response experienced a stabilization of disease without side effects during one year of therapy. Successful peptide vaccination boosted protective T-cells and lowered pathogenic T-cells thought to cause the disease. In December 1996, the Company initiated a 100 patient Phase I/II clinical trial of TCR vaccines for the treatment of multiple sclerosis, and expects results from this study to be available by the end of 1997.

         Rheumatoid Arthritis. Rheumatoid arthritis is a chronic disease in which the body's immune system attacks synovial tissue in joints, resulting in progressive, systemic and painful inflammation. In advanced phases of the disease, symptoms include severe pain, body disfigurement and loss of mobility. The cause of rheumatoid arthritis is unknown, though environmental toxins, certain pathogens and genetic factors have been implicated. It is estimated that between one and two percent of the worldwide adult population, including approximately three million individuals in the United States, suffer from rheumatoid arthritis and about one-half of these will progress to severe disease. Women are three times more susceptible than men. Current treatment for rheumatoid arthritis uses a combination of drugs and physical and occupational therapy in an attempt to prevent further joint damage. None of these therapies stops progression completely or reverses the damage.

         At the tissue level, there is mounting evidence to suggest that T-cells present at the sites of inflammation cause fibroblast dysfunction that leads to destruction of the joint capsule. Company investigators have analyzed the frequency of T-cells with certain types of receptors in patients with rheumatoid arthritis. Through such studies the Company has identified peptides which mimic these receptors and which may be useful as therapeutic vaccines. Company investigators and their collaborators have performed parallel studies in animal models of arthritis in which disease relevant T cells with specific receptor configurations have been defined. Therapeutic vaccines based upon the relevant protein sequences were produced and demonstrated to control the disease process. Based on these studies the Company intends to initiate in 1997 a pilot clinical trial of TCR vaccines for rheumatoid arthritis.

         Betamethasone mousse program

         In June 1996, the Company signed an agreement with Soltec Research PTY Ltd. which granted Connective an exclusive license to develop and market betamethasone mousse in North America. The product is being marketed in the United Kingdom by Evans Medical Ltd., a division of Medera PLC. Betamethasone mousse is a mousse formulation of betamethasone 17-alpha-valerate, a corticosteroid currently marketed in the U.S. for the treatment of scalp psoriasis. The foam formulation has been shown to liquify when applied to the body, enabling rapid penetration of active dermatologic agent. This formulation is designed to be easier to apply and less messy than currently marketed scalp lotions and gels. In addition, the ease of use and patient acceptibility may enhance patient compliance.

         Psoriasis. Psoriasis, a chronic, recurrent dermatologic disease characterized by inflammation and thickening of the skin, is estimated to affect over 5 million people in the U.S. Scalp psoriasis, a distinct manifestation of psoriasis, is a serious problem for more than 60 percent of psoriatics. Over 1.2 million patients are in treatment at any time in the United States. Patients with scalp psoriasis suffer from various degrees of erythema, scaling and itching associated with the disease, and the disease course typically involves periods of remission followed by acute exacerbations. In a comparative clinical trial of betamethasone mousse against placebo in scalp psoriasis patients in the U.K., patients treated with betamethasone mousse showed statistically significant improvement in erythema (redness), scaling and plaque. The product was well tolerated and no adverse systemic effects were noted. The Company expects to commence in 1997 a Phase III clinical trial for betamethasone mousse, which if successful, could lead to the submission of a New Drug Application for marketing the product in the United States.

ADDITIONAL PRODUCTS AND RESEARCH PROGRAM

         Connective has established a methodology for identifying and isolating disease-causing T cells, which the Company may use to develop additional products based on its TCR technology to treat diseases such as inflammatory bowel disease, psoriasis and type I diabetes. The TCRs from relevant T cells are analyzed and the resulting DNA sequence information is used to chemically synthesize therapeutic vaccine peptides. The Company believes that these TCR Peptides can be administered to the patient as a disease-specific immune booster to halt the progress of the autoimmune disease. The Company further believes that, because TCR Peptides selectively inhibit only certain T cells, side effects resulting from general, non-specific immunosuppression can be avoided.

         The Company is investigating the applicability of ConXn(TM) for other indications, such as burn scarring, fibrotic adhesions and ophthalmic fibrosis. Also ongoing are research efforts in the areas of formulation, routes of administration and assays for research and clinical uses. The Company continues to explore mechanisms of disease and autoimmune processes and to develop analogs, derivatives and molecules related to its products and fields of interest. In this manner, the Company intends to maintain its position as a leader in the understanding of autoimmune and connective tissue diseases and treatment of these diseases, as well as develop second generation products and technology to enhance its product pipeline.

         In addition to acquiring Betamethasone mousse, the Company also received rights to the foam delivery technology which can be used to transform steroids and other agents into more convenient, patient-friendly systems. The Company plans to use this technology as a platform from which a pipeline of innovative therapies could potentially be spawned.

MARKETED PRODUCT

         Ridaura(R)

         On December 31, 1996, the company acquired the exclusive U.S. and Canadian rights to Ridaura(R) from SmithKline Beecham Corporation and related entities ("SmithKline"). Ridaura(R) is an oral formulation of a gold salt (auranofin). Also classified as a disease-modifying antirheumatic drug, Ridaura(R) has been shown to slow the progression of rheumatoid arthritis and is believed to slow joint destruction. The drug is currently indicated for adults with active rheumatoid arthritis who are not responsive to, or are intolerant of, treatment with non-steroidal anti-inflammatory drugs.

         Rheumatoid arthritis. Rheumatoid arthritis is an autoimmune disease that afflicts one to two percent of adult Americans (approximately 3 million patients), with women three times more susceptible than men. It is characterized by inflammation of synovial tissues with joint pain, swelling and stiffness. Although autoimmune arthritis can afflict children and adolescents, the disease usually strikes adults between the ages of 30 and 40, and the incidences of clinical illness is greatest among those aged 40 to 60 years. Rheumatoid arthritis is an extremely disabling disease that carries a high degree of morbidity.

         Ridaura(R) is currently being distributed by SmithKline on behalf of the Company. Connective expects to begin marketing Ridaura(R) through its own sales force by mid-1997. Through agreements with SmithKline, customer orders and distribution for the product will continue to be managed by SmithKline through 1997 and SmithKline will manufacture and supply Ridaura(R) (in final finished package form) to the Company for an initial term through December 2001.

COLLABORATIVE RELATIONSHIPS

         The Company's initial products were licensed from Genentech and XOMA. As part of its business strategy, the Company has entered into and continues to explore strategic collaborative relationships and consulting agreements with leading researchers and institutions working in its fields of interest, to complement its internal research efforts and provide access to technologies that complement and expand its existing portfolio. The Company is seeking collaborative agreements with pharmaceutical companies as sources of additional products and as partners for the development and marketing of existing products. See "-- Connective Strategy," "-- Marketing and Sales."

         Genentech. In September 1993, Genentech and Connective entered into a license agreement (the "September 1993 Agreement") pursuant to which Connective obtained exclusive worldwide rights to relaxin (excluding reproductive indications and the territories of Japan, Korea and the Republic of China), including rights licensed to Genentech from the Howard Florey Institute of Experimental Physiology and Medicine in Melbourne, Australia. Connective also has rights to future developments regarding relaxin. The September 1993 Agreement also includes a worldwide exclusive license to certain TCR Peptide technologies and a right of first negotiation for gamma interferon's connective tissue disease indications, which, along with relaxin, had been the subject of research by one of Connective's founders, Dr. Amento, during his tenure at Genentech. The Company is obligated to pay royalties on licensed product sales. In addition, Genentech received an equity position in the Company. The September 1993 Agreement also includes certain technology transfer, supply, and intellectual property provisions. The Company is responsible for meeting certain milestones and making payments for supplies provided under the September 1993 Agreement. Failure to timely achieve designated milestones may result in termination of the agreement by Genentech and a license on a non-exclusive basis to Genentech of relaxin technology developed by the Company.

         In July 1994, Genentech and Connective amended the September 1993 Agreement to clarify the Company's right to sub-license the relaxin technology, subject to a right of first offer held by Genentech. The Company's rights to relaxin were expanded to include reproductive indications on a co-exclusive basis with Genentech. In April 1996, the Company acquired rights to Japan, Korea and the Republic of China from Genentech, thereby giving the Company worldwide rights to the technology.

         In December 1995, Genentech and Connective entered into an agreement (the "December 1995 Agreement") with respect to gamma interferon pursuant to which the Company has acquired exclusive development and marketing rights in the United States for dermatologic indications. The

December 1995 Agreement includes supply provisions on the part of Genentech and obligates the Company to pay for such supply, providing for a profit margin and an allowance for the Company's expenses in developing and marketing the product.

         XOMA. In June 1994, Connective entered into an agreement with XOMA Corporation (the "XOMA Agreement") pursuant to which the Company acquired additional TCR Peptide technology and patent rights. The XOMA Agreement obligates the Company to make certain milestone payments and to pay certain royalties on sales of TCR Peptide vaccine products. The Company's failure to meet certain milestones may result in the acquisition by XOMA of a co-exclusive royalty-free license to the TCR Peptide technology with the right to sublicense. Pursuant to the agreement, the Company issued to XOMA a warrant to purchase shares of preferred stock which expired upon the closing of the Company's initial public offering in February 1996.

         Arthur A. Vandenbark, Ph.D. (Veterans Administration Medical Center, Portland, Oregon). In July 1994, the Company entered into a Research Collaboration and Assignment Agreement with Dr. Vandenbark, the inventor of the patent rights acquired from XOMA, to establish a framework for a three-year scientific collaboration relating to the development of the TCR Peptide vaccines. The agreement provides that the Company pays the Portland Veterans Affairs Research Foundation in order to fund the collaborative research, gives the Company access to future inventions and know-how, and obligates the Company to make certain royalty payments on sales of products not already covered by the XOMA Agreement. In addition, the Company granted to Dr. Vandenbark options to purchase the Company's Common Stock, which vest upon the achievement of certain milestones.

         North Shore University Hospital (Peter Gregersen, Ph.D.). In January 1995, the Company entered into a Research and License Agreement with North Shore University Hospital Research Corporation to establish a collaborative research program expanding upon an existing consulting relationship with Dr. Peter Gregersen in the area of T cell receptor analysis and use in the diagnosis and treatment of disease. The agreement provides funding for collaborative research, gives the Company access to inventions and know-how, and obligates the Company to make certain royalty payments on sales of products covered by licensed patents.

         Medical University of South Carolina (Christian Schwabe, Ph.D.). In April 1995, the Company entered into a Collaborative Research Agreement with the Medical University of South Carolina to establish a collaborative research program expanding upon an existing consulting relationship with Dr. Christian Schwabe in the area of relaxin research, including the biology, receptors, synthesis and activities of relaxin, the genes encoding relaxin, relaxin peptides, analogs and related compounds. The agreement provides funding for collaborative research, gives the Company access to future inventions and know-how, and obligates the Company to make certain royalty payments on sales of products covered by licensed patents.

         Soltec. In June 1996, the Company entered into an exclusive License Agreement with Soltec Research PTY Ltd. to develop and market betamethasone mousse (a foam mousse formulation of the dermatologic drug, betamethasone valerate) in North America. Under the terms of the Agreement, the Company will pay a licensing fee to Soltec, plus royalties on future sales of products, if any, arising from the licensed technology. The Company also has an exclusive option on Soltec's foam mousse system for the delivery of other compounds.

         SmithKline Beecham. In December 1996, the Company entered into an agreement with SmithKline Beecham under which the Company acquired exclusive United States and Canadian rights to Ridaura(R), a disease modifying antirheumatic drug. Ridaura(R) is currently being distributed by SmithKline on behalf of the Company. Connective expects to begin marketing Ridaura(R) through its own sales force by mid-1997. Through agreements with SmithKline, customer orders and distribution for the product will continue to be managed by SmithKline through 1997 and SmithKline will manufacture and supply Ridaura(R) (in final finished package form) to the Company for an initial term through December 2001.

PATENTS AND PROPRIETARY RIGHTS

         The Company's success will depend in part on the ability of Connective and its licensors to obtain patent protection for the Company's products and processes, to preserve its trade secrets, and to operate without infringing the proprietary rights of third parties. The Company owns, controls or has exclusively licensed pending applications and/or issued patents worldwide relating to the technology of all three of its major programs as well as technology in the earlier stages of research.

         The Company's gamma interferon patent portfolio includes issued
U.S. patents and other pending applications relating to the composition of matter, formulations and methods of treatment, which do not begin to expire until 2009. The Company's relaxin patent portfolio relates to the composition of matter (proteins and DNA), analogs and closely related compositions, formulations, methods of manufacture and methods of treatment, including issued patents in the U.S. with various international equivalents in addition to other applications that remain pending. The issued relaxin patents will expire at various times between 2003 and 2012. The Company's TCR Peptide patent portfolio includes pending applications in the U.S., and a corresponding international patent and applications, relating to compositions of matter (peptides, peptide analogs, peptide fragments, and antibodies), formulations, methods of treatment, diagnostic methods, and methods of preparing/isolating protective T cells. Two issued international patents (Australia and Israel) expire in 2010, and patents issuing on the pending U.S. and international applications would expire at various times beginning in 2010. Extensions may be available for certain key patents in the U.S. and Europe (subject to statutory changes before product approval). See "-- Collaborative Relationships."

         There has been increasing litigation in the biomedical, biotechnology and pharmaceutical industries with respect to the manufacture, use and sale of new therapeutic products that are the subject of conflicting patent rights. The validity and breadth of claims in biomedical/pharmaceutical/biotechnology patents involve complex factual and legal issues for which no consistent policy has emerged, and therefore, are highly uncertain. Moreover, the patent laws of foreign countries differ from those of the U.S. and the degree of protection, if any, afforded by foreign patents may, therefore, be different. In Europe, a third party appeal is pending from an opposition to a patent application concerning relaxin DNA; the original opposition was successfully defended by the Company's licensor. No assurance can be given that any of the Company's or its licensors' patent applications will issue as patents or that any such issued patents will provide competitive advantage to the Company or will not be successfully challenged or circumvented by its competitors. In addition, others may hold or receive patents or file patent applications that contain claims having a scope that covers products or processes made, used or sold by the Company. In the event that any claims of third-party patents are upheld as valid and enforceable with respect to a product or process made, used or sold by the Company, the Company could be prevented from practicing the subject matter claimed in such patents or could be required to obtain licenses or redesign its products or processes to avoid infringement and could be liable to pay damages. There can be no assurance that such licenses would be available or, if available, would be on commercially reasonable terms, or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement.

         The Company has become aware that third parties have obtained patents generally relating to TCR Vaccines technology, including a U.S. patent issued to Immune Response Corporation on March 18, 1997. With regard to such patents as are known to the Company and its patent counsel, the Company believes such patents' claims would be found either invalid or not infringed if asserted against the proposed TCR Vaccines. The Company is also aware of other pending third party patent applications which, if issued, might be asserted against the Company's TCR Vaccines and products or processes as planned to be made, used or sold by the Company. If such patents were successfully asserted, the Company could be required to obtain licenses or redesign its TCR Vaccines products or processes to avoid infringement and could be liable to pay damages, or could be prevented from commercializing TCR Vaccines. There can be no assurance that such licenses would be available or, if available, would be on commercially reasonable terms, or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. Even if the Company's patent counsel render advice that the Company's products and processes do not infringe any valid claim under third party patents relating to the TCR Vaccines technology, neither they nor the Company can assure that no third party will commence litigation to enforce such patents, or that the Company will not incur substantial expenses or that it will prevail in any patent litigation. Moreover, patent applications in the U.S. are maintained in secrecy until issue, and publication of discoveries in the scientific or patent literature often lag behind actual discoveries, so the Company cannot be certain that it is aware of all potentially relevant pending applications and it is not possible to predict with any certainty the scope of claims that could issue from such a third party's pending application. The Company anticipates that an interference will be declared between one or more of its TCR Peptide technology patent applications and those of one or more of its competitors including the above-references patent of Immune Response Corporation to determine priority of invention, which could result in substantial cost to the Company even if the eventual outcome is favorable. It is not possible to know in advance the invention dates that such other parties may be able to prove, so the Company cannot know whether its or its licensors' inventors are the first for inventions covered by their pending patent applications or that it or its licensors were the first to file patent applications for such inventions. A judgment adverse to the Company in any such patent interference, litigation or other proceeding could materially adversely affect the Company's business, financial condition and results of operation, and its expense may be substantial whether or not the Company is successful.

         Connective also relies on trade secrets and proprietary know-how. The Company requires its employees, consultants and advisors to execute a confidentiality agreement providing that all proprietary information developed or made known to the individual during the course of the relationship will be kept confidential and not used or disclosed to third parties except in specified circumstances. The agreements also provide that all inventions conceived by an employee (or consultant or advisor to the extent appropriate for the services provided) during the course of the relationship shall be the exclusive property of the Company, other than inventions unrelated to the Company and developed entirely on the individual's own time. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for misappropriation of the Company's trade secrets in the event of unauthorized use or disclosure of such information.

MARKETING AND SALES

         The Company's business strategy is based upon the belief that Connective should retain marketing rights for products in the areas of rheumatology and dermatology in the United States and Canada. The Company believes that a large, general sales and marketing infrastructure is not required to effectively and successfully maximize the commercial potential of products in the changing health care market, and in particular products directed toward the treatment of connective tissue disorders. The Company is targeting its commercial activities at rheumatologists and dermatologists, which can be served by a focused and specialized marketing organization. The Company intends to develop a highly trained, high quality, niche oriented commercial organization to market the Company's in-licensed and internally developed products.

         Outside the United States, the Company's strategy is to establish development, marketing and distribution agreements with pharmaceutical companies. The Company is engaged in discussions with a number of pharmaceutical companies regarding marketing and sales alliances for both ConXn(TM) and its TCR Peptide products for the European and Asian markets.

MANUFACTURING

         The Company contracts with independent sources to manufacture its products, which enables the Company to focus on its product and clinical development strengths, minimize fixed costs and capital expenditures, and gain access to advanced manufacturing process capabilities. Gamma interferon is manufactured by Genentech in an FDA-licensed manufacturing facility. ConXn(TM) is manufactured for Connective under contract with four outside vendors: BASF Bioresearch Corp. for fermentation, Scios Nova, Inc. for purification, Chesapeake Biological Laboratory for filling and Tektagen, Inc. for testing. The Company is in discussions with additional manufacturers who can supply ConXn(TM) and TCR Peptides for clinical and commercial uses. Ridaura is manufactured by SmithKline Beecham (in final finished package form) under an agreement with an initial term through December 2001. Betamathasone mousse is manufactured for Connective by CCL Pharmaceuticals.

         The Company's strategy is to continue to use manufacturing agreements for the production of its current and future products.

COMPETITION

         The biopharmaceutical industry is highly competitive. The Company believes that there are numerous pharmaceutical and biotechnology companies and academic research groups throughout the world engaged in research and development efforts with respect to therapeutic products targeted at diseases or conditions addressed by the Company. There can be no assurance that such other companies and research institutions will not complete the development and regulatory approval process sooner and, therefore, market their products earlier than the Company. Many of these institutions have substantially greater financial, marketing and human resources and development capabilities than Connective. Technological developments by competitors, earlier regulatory approval for marketing competitive products or superior marketing capabilities possessed by competitors could adversely affect the commercial potential of the Company's products. In particular, with respect to the TCR Peptides, the Company is aware that other companies and research institutions are engaged in research and development efforts and are in various stages of clinical trials with respect to rheumatoid arthritis and other autoimmune diseases.

         Connective believes that competitive factors in its industry include scientific and technological expertise, managerial competence in identifying and pursuing product in-licensing and acquisition opportunities, operational competence in developing, protecting, manufacturing and marketing products and obtaining timely regulatory agency approvals, and financial resources. The Company intends to compete on the basis of the quality and exclusivity of its products, combined with the effectiveness of its marketing and sales efforts. Competing successfully will depend on the Company's continued ability to attract and retain skilled and experienced personnel, to develop and secure the rights to pharmaceutical products and compounds and to exploit these products and compounds commercially prior to the development of competitive products by others. The Company expects that there will be continued competition for highly qualified scientific, technical and managerial personnel.

GOVERNMENT REGULATION

         FDA Regulation and Product Approval. Regulation by governmental entities in the United States and other countries will be a significant factor in the production and marketing of any pharmaceutical products which are or may be developed by the Company. It is expected that all of the Company's pharmaceutical products will require regulatory approval by governmental agencies prior to commercialization. In particular, human pharmaceutical therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures by the FDA in the United States and similar health authorities in foreign countries. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such pharmaceutical products. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations are time-consuming and require the expenditure of substantial resources.

         Generally, in order to obtain FDA approval for a new therapeutic agent, a company first must conduct preclinical studies in the laboratory and in animal model systems to gain preliminary information on the agent's efficacy and to identify any safety problems. "Preclinical" studies include toxicity, pharmacokinetic and efficacy testing in vitro and in animals and chemical or biological formulation work in preparation for submission of the necessary data to comply with applicable regulations prior to the commencement of human testing. The results of these studies are submitted as a part of an investigational new drug application ("IND"), which the FDA must review before human clinical trials of an investigational drug can start. The Company has filed and will continue to be required to sponsor and file INDs and will be responsible for initiating and overseeing the clinical studies to demonstrate the safety and efficacy that are necessary to obtain FDA approval of its products. Clinical trials are normally done in three phases and generally take two to five years, but may take longer, to complete. "Phase I trials" generally involve administration of a product to a small number of persons to determine safety, tolerance and pharmacokinetic characteristics. "Phase I/II trials" generally involve administration of a product to a small number of persons who have the targeted disease to determine safety, tolerance and pharmacokinetic characteristics and/or to obtain preliminary evidence of efficacy. "Phase II trials" generally involve administration of a product to a limited number of patients with a particular disease to determine dosage, efficacy and safety. "Phase III trials" generally examine the clinical efficacy and safety in an expanded patient population at multiple clinical sites. At least one such trial is required for FDA approval to market a drug.

         After completion of clinical trials of a product, the Company will be required to file a new drug application ("NDA"), if the product is classified as a new drug, or a product license application ("PLA"), if the product is classified as a biologic, and receive FDA approval before commercial marketing of the drug. The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. While the Company will endeavor to secure expedited review and approval when possible, NDAs can take, on average, two to five years to receive approval by the FDA. While recent legislative and regulatory initiatives have focused on the need to reduce FDA review and approval times, the ultimate impact of such initiatives on the Company's products cannot be certain. If questions arise during the FDA review process, approval can take more than five years. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. For marketing outside the United States, the Company will also be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

         Third Party Reimbursement and Health Care Reform. The commercial success of the Company's products under development will be substantially dependent upon the availability of government or private third-party reimbursement for the use of such products. There can be no assurance that Medicare, Medicaid, health maintenance organizations and other third-party payers will authorize or otherwise budget such reimbursement. Such governmental and third party payers are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more of its development products to market, there can be no assurance that such products will be viewed as cost-effective or that reimbursement will be available to consumers or will be sufficient to allow the Company's products to be marketed on a competitive basis. Furthermore, federal and state regulations govern or influence the reimbursement to health care providers of fees and capital equipment costs in connection with medical treatment of certain patients. In response to concerns about the rising costs of advanced medical technologies, the current administration of the federal government has publicly stated its desire to reform health care, including the possibility of price controls and revised reimbursement policies. There can be no assurance that actions taken by the administration, if any, with regard to health care reform will not have a material adverse effect on the Company. If any actions are taken by the administration, such actions could adversely affect the prospects for future sales of the Company's products. Further, to the extent that these or other proposals or reforms have a material adverse effect on the Company's ability to secure funding for its development or on the business, financial condition and profitability of other companies that are prospective collaborators for certain of the Company's product candidates, the Company's ability to develop or commercialize its product candidates may be adversely affected.

         Given recent government initiatives directed at lowering the total cost of health care throughout the United States, it is likely that the United States Congress and state legislatures will continue to focus on health care reform and the cost of prescription pharmaceuticals as well as on the reform of the Medicare and Medicaid systems. The Company cannot predict the likelihood of passage of federal and state legislation related to health care reform or lowering pharmaceutical costs. In certain foreign markets pricing of prescription pharmaceuticals is already subject to government control. Continued significant changes in the U.S. or foreign health care systems could have a material adverse effect on the Company's business.

         Environmental Regulation. The Company's research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive materials. The Company is subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state, federal, and local laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any liability could exceed the resources of the Company. There can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws and regulations as its research activities are increased or that the operations, business and future profitability of the Company will not be adversely affected by current or future environmental laws and regulations.

SCIENTIFIC ADVISORY BOARD AND OTHER ADVISORS

         Connective utilizes various advisors to provide expertise and critical review of its programs. For advice on and review of its current and long-term scientific planning, research and development, the Company has established a Scientific Advisory Board ("SAB") consisting of distinguished scientists and clinicians with expertise in biologic processes and diseases that involve the connective tissues of the body. All of the individuals on the SAB are recognized as leading authorities in their fields.

         SAB members consult with and meet informally with management and key scientific employees of the Company on a frequent basis. The members of the SAB are as follows:

NAME                                  POSITION
----                                  --------
Edward P. Amento, M.D..............   Consultant, Molecular Medicine Research, Inc.
Eugene Bauer, M.D..................   Dean, Stanford University School of Medicine
Yueh-Hsiu Chien, Ph.D..............   Assistant Professor, Stanford University School of Medicine
Arthur Eisen, M.D..................   Professor, Washington University School of Medicine, Barnes Hospital
Philip Hanawalt, M.D...............   Professor of Biological  Sciences and Dermatology,  Stanford University and
                                      Stanford University School of Medicine
Gerald Nepom, M.D., Ph.D...........   Director,   Virginia  Mason  Research  Center,  Professor,   University  of
                                      Washington School of Medicine, Seattle
Brian Seed, Ph.D...................   Professor, Harvard Medical School (Massachusetts General Hospital)

         Each member of the SAB has entered into an agreement with the Company covering the terms of his position as a member of the SAB. Each member provides services on an as-needed basis. Four members of the SAB have entered into separate agreements with the Company covering additional consultation above and beyond their activities as SAB members. Certain SAB members hold options to purchase or have purchased Common Stock of the Company. In addition, members of the SAB receive a fee of $1,000 for attending each SAB meeting and are reimbursed for out-of-pocket expenses incurred in attending each meeting. All members of the SAB are employed by institutions other than the Company and may have commitments to, or consulting or advisory agreements with, other entities that may limit their availability to the Company.

         For its preclinical and clinical development programs the Company has established relationships with several contract research organizations and practicing physicians.

EMPLOYEES

         The Company had 42 full-time employees at December 31, 1996, of which 27 are engaged in, or directly support, the Company's research and development activities. The Company also uses outside consultants. The Company considers relations with its employees to be good. None of the Company's employees is covered by a collective bargaining agreement.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

         The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert investors and other readers that the following important factors, as well as other factors, could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future years or quarters to differ materially from those expressed in any forward looking statements made by or on behalf of the Company.

UNCERTAINTY OF PRODUCT DEVELOPMENT AND MARKET ACCEPTANCE

         Since its inception and through its acquisition of Ridaura(R) in December 1996, Connective has been a development stage company. Except for Ridaura(R), all of the Company's products are in clinical or preclinical development, and no revenues had been generated from products until December 1996, when the Company recognized $428,000 in December product revenues from Ridaura(R). To date, the Company's resources have been primarily dedicated to the research and development of products that the Company has in-licensed from Genentech and others. Although the Company believes it has the expertise to develop and commercialize such products, any or all of the Company's products may fail to be effective or prove to have undesirable and unintended side effects or other characteristics that may prevent their development or regulatory approval, or limit their commercial use. There can be no assurance that the Company, or its collaborative partners, will be permitted to undertake human clinical trials for any of their development products not currently in clinical trials or, if permitted, that such products will be demonstrated to be safe and effective. In addition, there can be no assurance that any of the Company's products under development will obtain approval from the FDA or equivalent foreign authorities for any indication or that an approved compound will be capable of being produced in commercial quantities at reasonable costs and successfully marketed. Products, if any, resulting from the Company's research and development programs are not expected to be commercially available for several years. Even if such products become commercially available, there can be no assurance that the Company will be able to gain satisfactory market acceptance for such products.

MANAGEMENT OF RIDAURA(R) ACQUISITION; UNCERTAINTY OF FUTURE RIDAURA(R) REVENUES

         The Company's success will depend in part on its ability to manage its recent acquisition of the exclusive U.S. and Canadian rights to Ridaura(R). Although SmithKline is continuing to manage certain sales and distribution operations through 1997, the Company will be required to recruit a substantial number of qualified employees to market, sell and distribute Ridaura(R). If the Company is unable to hire a sufficient number of employees with the appropriate levels of experience to build these departments, or if the Company is unable to effectively manage the integration of its rights to Ridaura(R) into the Company's product line, the Company's business, financial condition and results of operations could be materially and adversely affected. In addition, while the Company believes in the potential of Ridaura(R), there can be no assurance that the Company's Ridaura(R) revenues will equal or exceed those achieved by SmithKline over the last several years. If the Company is not able to market and sell Ridaura(R) successfully, the Company's business, financial condition and results of operations could be materially and adversely affected.

LIMITED OPERATING HISTORY; HISTORY OF LOSSES; UNCERTAINTY OF FUTURE
PROFITABILITY

         Due to its limited operating history, the Company is subject to the uncertainties and risks associated with any new business. Having no commercialized products until the recent Ridaura(R) acquisition, the Company has experienced operating losses every year since its incorporation. Net losses for the fiscal years ended December 31, 1996 and 1995 were $18.5 million and $10.4 million, respectively, and the Company had an accumulated deficit of $37.8 million at December 31, 1996. The Company expects to incur increasing operating losses for at least the next several years. The amount of net losses and the time required by the Company to reach profitability are uncertain. There can be no assurance that the Company will ever be able to generate revenue from its products now under development or achieve profitability on a sustained basis.

POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

         The Company had no revenues from products from its inception until December 1996, when it recognized $428,000 in December product revenues from Ridaura(R). There can be no assurance that growth in Ridaura(R) revenues will be achieved or that the Company will ever be profitable on a quarterly or annual basis in the future. As noted above, the Company expects to incur quarterly and annual operating losses for at least the next several years. The Company's quarterly and annual operating results may fluctuate significantly in the future depending on such factors as the timing and shipment of significant Ridaura(R) orders, if any, changes in pricing policies by the Company and its competitors, the timing and market acceptance of any new products introduced by the Company, the mix of distribution channels through which Ridaura(R) and other products (if any) are sold, and the Company's inability to obtain sufficient supplies for its products. In response to competitive pressures or new product introductions, the Company may take certain pricing or other actions that could materially and adversely affect the Company's operating results.

FUTURE CAPITAL REQUIREMENTS AND UNCERTAINTY OF FUTURE FUNDING

         The Company expects that its current cash and cash equivalents and short-term investments, will be sufficient to fund the Company's operations through 1997. In addition, the development of the Company's products will require the commitment of substantial resources to conduct the time-consuming research and development, clinical studies and regulatory activities necessary to bring any potential medical product to market and to establish production, marketing and sales capabilities. The Company may need to raise substantial additional funds for these purposes. The Company may seek such additional funding through collaborative arrangements and through public or private financings, including equity financings. Any additional equity financing, if available, may be dilutive to stockholders and any debt financing, if available, may restrict the Company's ability to pay dividends on its capital stock or the manner in which the Company conducts its business. The Company has secured an equity line that allows the Company to raise up to $25 million from certain institutional investors over a three-year period beginning on or before December 1, 1997. Other than this equity line, however, the Company currently has no commitments for any additional financings and there can be no assurance that any such financings will be available to the Company or that adequate funds for the Company's operations, whether from financial markets, collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms attractive to the Company. The inability to obtain sufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs, to limit the marketing of its products or to license third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop and market itself.

POSSIBLE FUTURE PRODUCT ACQUISITIONS

         A significant part of the Company's overall strategy is to in-license or acquire additional marketed or late stage development products in its targeted therapeutic areas. The 1996 acquisitions of rights to Betamethasone mousse and Ridaura(R) reflect this strategy. Future product acquisitions, if any, may require substantial additional funds (i) for the initial acquisition of rights to these products and (ii) for the steps necessary to obtain FDA approval for the product and to market, sell and distribute the product successfully. A portion of the funds needed to acquire, develop and market any new products may come from the Company's existing cash and short-term investments; in such case, fewer resources will be available to the Company's current products and clinical programs, which could have a material adverse effect on the Company's business, financial conditions and results of operations. Alternatively, the Company may seek to raise substantial additional funds for new product acquisitions. As discussed above under "Future Capital Requirements and Uncertainty of Future Funding," the Company may seek such additional funding through collaborative arrangements and through public or private financings, including equity financings. Any additional equity financing, if available, may be dilutive to stockholders and any debt financing, if available, may restrict the Company's ability to pay dividends on its capital stock or the manner in which the Company conducts its business. In addition, any acquisition of rights to additional products that are not presently approved by the FDA will require the commitment of substantial resources to conduct the research and development, clinical studies and regulatory activities necessary to bring such potential product to market. In addition, if the newly-acquired product is already approved for sale, the Company will likely be assuming the marketing, sale and distribution of such product, which may require the Company to recruit a substantial number of qualified employees to perform these functions. If the Company is unable to hire a sufficient number of employees with the appropriate levels of experience, or if the Company is unable to effectively manage the integration of any newly-acquired products into the Company's product line, the Company's business, financial condition and results of operations could be materially and adversely affected. Finally, any newly-acquired products may not achieve the marketing or therapeutic success expected of it by the Company, industry analysts or others at the time of acquisition.

UNPREDICTABILITY OF, AND LIMITED EXPERIENCE IN, CONDUCTING PRECLINICAL AND CLINICAL TRIALS

         Although the Company's officers and employees have significant prior experience in conducting clinical trials, the Company itself has completed only one clinical trial to date, a Phase I/II clinical trial of ConXn(TM) for scleroderma. In 1996, the Company commenced a Phase III clinical trial of gamma interferon for the treatment of atopic dermatitis, a Phase II clinical trial of gamma interferon for the treatment of keloids, a Phase II clinical trial of ConXn(TM) for the treatment of scleroderma, and a Phase I/II clinical trial of TCR Vaccines for the treatment of multiple sclerosis. In addition, the Company plans to initiate in 1997 a Phase III comparison trial of Betamethasone mousse for the treatment of scalp psoriasis and a pilot study of TCR Vaccines for rheumatoid arthritis. There can be no assurance that the Company will be able to successfully complete its ongoing clinical trials or commence the trial or the study currently planned for 1997. In addition, there can be no assurance that the Company will meet its development schedule for any of its products in development. If the Company were unable to commence clinical trials as planned, complete the clinical trials or demonstrate the safety and efficacy of its products, the Company's business, financial condition and results of operations would be materially and adversely affected. There can be no assurance that if a product from the Company's research and development programs or any other therapeutic product is successfully developed according to plans, it will be approved by the FDA on a timely basis or at all.

         In addition, because the Company will, in a number of cases, rely on its contractual rights to access data collected by others in phases of its clinical trials, the Company is dependent on the continued satisfaction by such parties' of their contractual obligations to provide such access and cooperate with the Company in the execution of successful filings with the FDA. There can be no assurance that the FDA will permit such reliance. If the Company were unable to rely on clinical data collected by others, the Company may be required to repeat clinical trials, which could significantly delay commercialization, and require significantly greater capital.

         Before obtaining regulatory approvals for the commercial sale of any of its products under development, the Company must demonstrate through preclinical studies and clinical trials that the product is safe and efficacious for use in the target indication for which approval is sought. The results from preclinical studies and early clinical trials may not be predictive of results that will be obtained in later-stage testing and there can be no assurance that the Company's future clinical trials will demonstrate the safety and efficacy of any products or will result in approval to market products. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials.

         The rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment may result in increased costs and delays, which could have a material adverse effect on the Company.

UNCERTAINTIES OF REGULATORY APPROVAL; GOVERNMENT REGULATION

         The production and marketing of the Company's products and its ongoing research and development activities are subject to regulation by numerous governmental authorities in the United States and other countries. Prior to marketing, any drug developed by the Company must undertake rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities. These processes can take a number of years and require the expenditure of substantial resources. The Company is also subject to regulations under the food and drug statutes and regulations of the State of California.

         Obtaining such approvals and completing such testing is a costly and time-consuming process and approval may not be ultimately obtained. The length of the FDA review period varies considerably as does the amount of preclinical and clinical data required to demonstrate the safety and efficacy of a specific product. The Company may also decide to replace the compounds in testing with modified or optimized compounds, thus extending the testing process. In addition, delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA regulatory review of each submitted new drug application or product license application. Similar delays may also be encountered in other countries. There can be no assurance that even after such time and expenditures, regulatory approval will be obtained for any products developed by the Company. If regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which the product may be marketed. Further, even if such regulatory approval is obtained, the FDA will require post-marketing reporting and may require surveillance programs to monitor the usage or side effects of each drug product. A marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections, and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, potentially including withdrawal of the product from the market.

         Government regulation in the United States or in foreign countries may delay marketing of the Company's potential products for years, may impose costly procedures upon the Company and may furnish a competitive advantage to larger companies that may compete with the Company. There can be no assurance that FDA or other regulatory approval for any products developed by the Company will be granted on a timely basis or at all. A delay in obtaining or a failure to obtain such approvals would adversely affect the marketing of any potential products developed by the Company and the Company's liquidity and capital resources. The FDA regulatory process is currently under substantial review by the current presidential administration and the U.S. Congress, and as a result, government regulation may become more or less restrictive in the future.

DEPENDENCE ON CONTRACT MANUFACTURERS AND SUPPLIERS

         The Company currently has no manufacturing facilities for clinical or commercial production of any of its products, nor does the Company intend to develop such capabilities in the near future. The Company's products for research and preclinical testing have been supplied by collaborators and contract manufacturing companies. Gamma interferon is manufactured by Genentech in an FDA-licensed manufacturing facility. ConXn(TM) is manufactured for Connective under contract with four outside vendors: BASF Bioresearch Corp. for fermentation, Scios, Inc. for purification, Chesapeake Biological Laboratory for filling and Tektagen, Inc. for testing. The Company is in discussions with manufacturers who can supply ConXn(TM) and TCR Vaccines for clinical and commercial uses. Ridaura(R) is manufactured by SmithKline (in final finished package form) under an agreement with an initial term through December 2001. Betamethasone mousse is manufactured for Connective by CCL Pharmaceuticals. If the Company is unable to contract for manufacturing capabilities on acceptable terms, the Company's ability to conduct preclinical and human clinical testing will be adversely affected, resulting in the delay of submission of products for regulatory approval and initiation of new development programs, which in turn could impair materially the Company's competitive position and the possibility of the Company achieving profitability. In addition, some materials used in the Company's products may be available only from sole suppliers. Although neither the Company nor its contract manufacturers has experienced difficulty acquiring materials for the manufacture of its products for clinical trials, no assurance can be given that interruptions in supplies will not occur in the future, which could have a material adverse effect on the Company's ability to manufacture its products. There can also be no assurance that the Company will be able to manufacture any of its products on a commercial scale or at a competitive cost or in sufficient quantities. The Company currently is seeking additional clinical and commercial suppliers. There is no assurance that such suppliers will be located or that the current manufacturers of ConXn(TM) can supply sufficient clinical quantities. Failure to obtain sufficient clinical or commercial quantities of ConXn(TM) or other products at acceptable terms would have a material adverse impact on the Company's attempts to complete its clinical trials, and obtain approval for and commercialize its products.

COMPETITION AND TECHNOLOGICAL CHANGE

         Other products and therapies currently exist on the market or are under development that could compete directly with some of the products that the Company is seeking to develop and market. There can be no assurance that the Company's products, even if successfully tested and developed, will be adopted by physicians over such other products, or that the Company's products will offer an economically feasible alternative to existing modes of therapy where they exist. In addition, a number of companies are currently seeking to develop new products and therapies to address diseases involving connective tissue, the number of the Company's competitors in these markets could increase. The Company intends to compete on the basis of the effectiveness, quality and exclusivity of its products, combined with the effectiveness of its marketing and sales efforts. There can be no assurance that other products and therapies will not be developed that will either render the Company's proposed products obsolete or will have advantages outweighing those of the products and therapies that the Company is seeking to develop.

         Many of the Company's existing or potential competitors, particularly large pharmaceutical companies, have substantially greater financial, technical and human resources than the Company. In addition, many of these competitors have more collective experience than the Company in undertaking preclinical testing and human clinical trials of new pharmaceutical products and obtaining regulatory approvals for therapeutic products. Accordingly, the Company's competitors may succeed in obtaining FDA approval for products more rapidly than the Company.

PRODUCT LIABILITY AND AVAILABILITY OF INSURANCE

         The Company faces an inherent business risk of exposure to product liability claims in the event that the use of its technology or potential products is alleged to have resulted in adverse effects. Such claims, even if successfully defended by the Company, could injure the Company's reputation. While the Company has taken, and intends to continue to take, what it believes are appropriate precautions to minimize exposure to product liability claims, there can be no assurance that it will avoid liability. The Company believes that it possesses product liability and general liability and certain other types of insurance customarily obtained by business organizations of its type. The Company intends to maintain insurance against product liability risks associated with the testing, manufacturing and marketing of its products. However, there can be no assurance that it will be able to obtain such insurance in the future, or that if obtained, such insurance will be sufficient. Consequently, a product liability claim or other claims with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the business or financial condition of the Company.

ABSENCE OF SALES AND MARKETING EXPERIENCE

         Although the Company's officers and employees have significant previous experience in the industry, the Company itself has no history or experience in sales, marketing or distribution. As the Company begins to sell Ridaura(R) and if it obtains government approval to commence commercial sales of any other products, the Company will be competing with established pharmaceutical and biotechnology companies with respect to marketing capabilities, an area in which the Company has no history. To market its products directly (in particular, Ridaura(R)), the Company must either establish a marketing and sales force with technical expertise and distribution capability or obtain the assistance of a pharmaceutical company with a large distribution system and sales force. There can be no assurance that the Company will be able to establish sales and distribution capabilities or be successful in gaining market acceptance for its products. If the Company enters into co-promotion or other licensing arrangements, the Company's revenues will be subject to the payment provisions of such arrangements and dependent on the efforts of third parties, and there can be no assurance that such efforts will be successful.

DEPENDENCE ON AND NEED FOR ADDITIONAL KEY PERSONNEL

         The Company is dependent on the principal members of its scientific and management staffs (including Thomas G. Wiggans, its President and Chief Executive Officer), the loss of whose services might impede the achievement of development objectives. The Company does not maintain "key person" insurance on any of these individuals. In addition, the Company's potentially rapid growth and expansion into areas and activities requiring additional expertise, such as clinical trials, governmental approvals, manufacturing, sales and marketing, will increase burdens on the Company's management, operational and financial resources. These demands are expected to require an increase in management and scientific personnel and the development of additional expertise by existing management personnel. Recruiting and retaining management, operational personnel and qualified scientific personnel to perform research and development work in the future will be critical to the Company's success. Although the Company believes it will continue to be successful in attracting and retaining skilled and experienced management and operational and scientific personnel, there can be no assurance that the Company will be able to attract and retain such personnel on acceptable terms given the competition for such personnel among numerous pharmaceutical and biotechnology companies, universities and other institutions.

UNCERTAINTY OF PHARMACEUTICAL PRICING AND REIMBURSEMENT; HEALTH CARE REFORM AND RELATED MATTERS

         The levels of revenues and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third party payers to contain or reduce the costs of health care through various means. In both the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third party payers, such as government, employers and private insurance plans. Third party payers are increasingly seeking to reduce the costs of medical products and services and looking for improved cost/benefit relationships from the products and services they buy. If the Company or one of its potential marketing or strategic alliance partners succeeds in bringing one or more products based upon the Company's technology to the market, there can be no assurance of market acceptance of the Company's products or that these products will be considered cost-effective and that reimbursement to the consumer will be available or will be sufficient to allow the Company or its partner to sell such products on a competitive basis. Any inability of the Company or its potential partners to sell products developed using the Company's technology or in-licensed by the Company on a competitive basis would have a material adverse effect on the Company's business.

ENVIRONMENT AND CONTROLLED USE OF HAZARDOUS MATERIALS

         The Company is subject to federal, state and local laws and regulations governing the use, generation, manufacture, storage, discharge, handling and disposal of certain materials and wastes used in its operations, some of which are classified as "hazardous." There can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws and regulations as its research activities are increased or that the operations, business and future profitability of the Company will not be adversely affected by current or future environmental laws and regulations. Although the Company believes that its safety procedures for handling and disposing materials comply with such laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

SIGNIFICANT CONTROL BY EXISTING STOCKHOLDERS

         Officers and directors of the Company, together with entities affiliated with them, beneficially own approximately 37% of the Common Stock of the Company. These stockholders currently are able to exercise significant influence over the election of members of the Company's Board of Directors and therefore to influence all corporate actions.

EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS

         The Company's Board of Directors has the authority to issue up to 5,000,000 shares of undesignated Preferred Stock, of which 200 shares have been designated as Series A redeemable convertible preferred stock, and to determine the rights, preferences, privileges and restrictions of such shares without further vote or action by the Company's stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely effected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for third parties to acquire a majority of the outstanding voting stock of the Company. In addition, certain provisions of the Company's charter documents, including a provision eliminating the ability of stockholders to take actions by written consent, and of Delaware law could delay or make difficult a merger, tender offer or proxy contest involving the Company. Further, the Company's stock option and purchase plans generally provide for the assumption of such plans or substitution of an equivalent option of a successor corporation or, alternatively, at the discretion of the Board of Directors, exercise of some or all of the option stock, including non-vested shares, or acceleration of vesting of shares issued pursuant to stock grants, upon a change of control or similar event. The Company has entered into agreements with its directors and executive officers to accelerate the vesting of stock options upon a change of control or similar event.

POSSIBLE VOLATILITY OF STOCK PRICE; LACK OF DIVIDENDS

         Prior to February 1996 there was no public market for the Common Stock of the Company. There can be no assurance that an active trading market will continue to be sustained or that the market price of the Common Stock will not decline below the its present market price. The market prices for securities of biotechnology companies have been highly volatile. Announcements regarding the results of regulatory approval filings, clinical studies or other testing, technological innovations or new commercial products by the Company or its competitors, government regulations, developments concerning proprietary rights or public concern as to safety of technology have historically had, and are expected to continue to have, a significant impact on the market prices of the stocks of biotechnology companies. The trading price of the Common Stock could also be subject to significant fluctuations in response to variations in operating results. In addition, the Company has never paid cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future, but instead intends to retain future earnings, if any, for reinvestment in its business. The Company's credit agreement requires the approval of the Company's bank to declare or pay cash dividends.

ITEM 2.       PROPERTIES

         Connective currently leases approximately 23,500 square feet of laboratory and office space at 3400 West Bayshore Road in Palo Alto, California. The Company leases this space under a master lease agreement that expires in July 1999 with a renewal option that, if exercised, would extend the term of the lease to the year 2001. The Company currently pays base monthly rent of $45,825 for this space and has the right to use this space for laboratory research and development, storage and distribution, offices, marketing and other related uses. The Company expects to outgrow its existing facilities requirements in the near term and is in the process of searching for additional space on commercially reasonable terms.

ITEM 3.       LEGAL PROCEEDINGS

         Connective knows of no material litigation or proceeding pending or threatened to which the Company is, or may become, a party.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company, and their ages as of December 31, 1996, are as follows:

NAME                                                AGE   POSITION
----                                                ---   --------

Thomas G. Wiggans...........................        45    President, Chief Executive Officer and Director

W. Scott Harkonen, M.D......................        45    Sr. Vice President, Product Development and Operations
Cynthia M. Butitta..........................        42    Vice President, Finance and Administration and Chief
                                                          Financial Officer
Richard J. Hammel, Ph.D.....................        53    Vice President, Commercial Development
David A. Lowin, Esq.........................        42    Vice President, Intellectual Property, Chief Patent
                                                          Counsel and Assistant Secretary
Ernst H. Rinderknecht, Ph.D.................        49    Vice President, Process Science and Manufacturing


         Thomas G. Wiggans has served as President, Chief Executive Officer and as a director of the Company since July 1994. From February 1992 to April 1994, Mr. Wiggans served as President and Chief Operating Officer of CytoTherapeutics, a biotechnology company. From 1980 to February 1992, Mr. Wiggans served at various positions at Ares-Serono Group, a pharmaceutical company, including President of its U.S. pharmaceutical operations and Managing Director of its U.K. pharmaceutical operations. From 1976 to 1980 he held various sales and marketing positions with Eli Lilly & Co., a pharmaceutical company. He is currently a director of the Biotechnology Industry Organization, and a member of the governing body of its emerging company section. He was also President of the Board of Directors of the Association of Biotechnology Companies. Mr. Wiggans received his B.S. from the University of Kansas and M.B.A. from Southern Methodist University.

         W. Scott Harkonen has served as Senior Vice President, Product Development and Operations of the Company since September 1995. From March 1991 to August 1995, Dr. Harkonen served as Vice President of medical and regulatory affairs at Univax Biologics, Inc., a biotechnology company. From May 1989 to February 1991, he served as Vice President, medical and regulatory affairs at Scios Nova, Inc., a biotechnology company. He is currently a director of Planet Biotechnology, a privately-owned biopharmaceutical company. He received his B.A. and M.D. from the University of Minnesota and M.B.A. from the University of California, Berkeley.

         Cynthia M. Butitta has served as Vice President, Finance and Administration and Chief Financial Officer since December 1995. From June 1994 to December 1995 she served as Vice President and Chief Financial Officer of InSite Vision, Inc., a pharmaceutical company. From June 1993 until joining InSite Vision, Ms. Butitta was director of finance for the worldwide sales and support group of Tandem Computers Incorporated. From 1988 to 1992, she held a variety of positions with MIPS Computer Systems, Inc., including vice president of finance, corporate controller and director of sales operations. Ms. Butitta holds a B.S. in business and accounting from Edgewood College and M.B.A. from the University of Wisconsin.

         Richard J. Hammel has served as Vice President, Commercial Development of the Company since September 1995. From September 1993 to September 1995, he served at Matrix Pharmaceutical, Inc., a biotechnology company, as Vice President of Business Development, Sales and Marketing. From March 1992 to September 1995, he served as a Senior Consultant to Marketing Corporation of America, a marketing company. From 1986 to March 1992, he served at

Glaxo, Inc., a pharmaceutical company, most recently as Director of Business Development. He received a B.S., M.S. and Ph.D. from the University of Minnesota.

         David A. Lowin has served as Vice President, Intellectual Property and Chief Patent Counsel of the Company since January 1995 and Assistant Secretary of the Company since July 1995. From 1982 to January 1995, Mr. Lowin served at Syntex Corporation, a pharmaceutical company, as Assistant Director of the Patent Law Department. From 1979 to 1982, he served as an associate at Owen, Wickersham & Erickson. He received a B.A. from Hobart College and a J.D. from the Franklin Pierce Law Center.

         Ernst H. Rinderknecht has served as Vice President, Process Sciences of the Company since September 1994. From 1980 to September 1994, Dr. Rinderknecht worked at Genentech in various positions, since 1987 as Staff Scientist. He received his M.S. from the Swiss Federal Institute of Technology (ETH) and Ph.D. in Biochemistry from the University of Zurich, Switzerland.

         Each executive officer serves at the sole discretion of the Board of Directors.

                                     PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
              MATTERS

         The Company's Common Stock has been traded on the Nasdaq National Market under the symbol CNCT since the effective date of the Company's initial public offering on January 31, 1996. Prior to the initial public offering, no public market existed for the Common Stock. The price per share reflected in the table below represents the range of low and high closing sale prices for the Company's Common Stock as reported in the Nasdaq National Market for the quarters indicated.

          FISCAL YEAR ENDED DECEMBER 31, 1996                                              HIGH          LOW
          -----------------------------------                                              ----          ---

              First Quarter...........................................................    $11.25        $8.00
              Second Quarter..........................................................    $11.00        $7.75
              Third Quarter...........................................................    $10.25        $5.75
              Fourth Quarter..........................................................    $ 8.75        $6.50


         The Company had approximately 237 stockholders of record as of February 28, 1997, including several holders who are nominees for an undetermined number of beneficial owners.

         The Company has never paid cash dividends on its capital stock. The Company currently anticipates that it will retain all available funds for use in the operation and expansion of its business, and does not anticipate paying any cash dividends in the foreseeable future. However, the Board of Directors of the Company will review the dividend policy periodically to determine whether the declaration of dividends is appropriate. The Company must obtain the approval of its bank before declaring or paying dividends.

RECENT SALES OF UNREGISTERED SECURITIES

        On December 4, 1996, the Company sold 972,224 shares of common stock to four institutional accredited investors at a price of $6.1714 per share for an aggregate purchase price of $599,983.20. No underwriter was involved in this private placement. The shares were sold under an exemption from registration pursuant to Rule 506 under Regulation D of the Securities Act of 1933, as amended (the "Securities Act"). No general solicitation or advertisement was made in connection with the private placement.

        On December 31, 1996, as partial consideration for the Company's acquisition of the U.S. and Canadian rights to Ridaura(R) from SmithKline Beecham, the Company issued 637,733 shares of the Company's common stock to SmithKline Beecham Properties, Inc. ("SKP"). No underwriter was involved in such issuance. The Company relied on the exemption from the registration requirements of the Securities Act by virtue of Section 4(2) thereof. The Company determined that such exemption was available based upon SKP's access to information about the Company (the Company provided SKP with copies of all of its material reports and registration statements filed with the Commission), SKP's sophistication as an affiliate of a large publicly-held company, and a number of representations and warranties made by SKP regarding its investment intent and understanding that the shares are "restricted securities." The total value of the shares issued to SKP is required to be $9.0 million on December
31, 1997; to achieve such value, the Company may be obligated to issue additional shares to SKP on such date, or may repurchase a portion of the originally-issued shares to reduce the market value of the remaining shares to $9.0 million. In connection with this issuance, the Company agreed to file in December 1997 a registration statement on Form S-3 covering resale of the shares and to maintain the registration statement in effect for up to two years.

        In January 1996, prior to the Company's initial public offering, the Company issued options to two consultants, Christian Schwabe and Bogart Delafiel, to purchase 1,124 and 5,000 shares of common stock at $0.45 and $4.50, respectively. Such issuances were deemed to be exempt from registration under the Securities Act in reliance upon Rule 701.

        In March 1996, the Company issued options to purchase 13,488 shares of common stock at $0.45 per share to three members of the Company's Scientific Advisory Board. These options were granted outside of the 1994 Stock Plan but are subject to the same terms as those options granted under the Plan. the Company relied on the exemption from the registration requirements of the Securities Act by virtue of Section 4(2) thereof. The optionees represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All optionees had adequate access, through their relationships with the Company as members of the Scientific Advisory board, to information about the Company.

ITEM 6:       SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT SHARE
                             AND PER SHARE AMOUNTS)

         The following table presents selected financial data of the Company. This historical data should be read in conjunction with the attached consolidated Financial Statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of this Form 10-K.

                                                                                                             Period from
                                                                                                              inception
                                                                                                            (February 8,
                                                                  Years Ended December 31,                     1993) to
                                                       -----------------------------------------------       December 31,
                                                           1996             1995              1994              1993
                                                       -----------       -----------       -----------       -----------
Statement of Operations Data:
Product revenues                                       $       428       $      --         $      --         $      --

Operating costs and expenses:
     License amortization                                      594              --                --                --
     Research and development                               13,161             8,271             6,436               836
     General and administrative                              5,434             2,113             1,317               240
                                                       -----------       -----------       -----------       -----------
Total operating costs and expenses                          19,189            10,384             7,753             1,076

Loss from operations                                       (18,761)          (10,384)           (7,753)           (1,076)

Interest income (expense), net                                 247                12               (97)               (2)
                                                       -----------       -----------       -----------       -----------
Net loss                                               $   (18,514)      $   (10,372)      $    (7,850)      $    (1,078)
                                                       ===========       ===========       ===========       ===========

Net loss per share                                     $     (2.71)      $     (2.34)      $     (1.84)      $     (0.29)
                                                       ===========       ===========       ===========       ===========

Shares used to calculate net loss per share              6,824,668         4,435,112         4,276,185         3,676,683
                                                       ===========       ===========       ===========       ===========


Balance Sheet Data:
Cash, cash equivalents and short-term investments      $    24,554       $     9,023       $     1,287       $       729
Working capital                                             14,820             5,844              (979)             (147)
Total assets                                                47,922            11,796             2,901               930
Notes payable                                                 --               2,205             1,350              --
Non-current portion of capital lease obligations,
     capital loans and long-term debt                        2,978             4,933               829                13
Other long-term liabilities (1)                             10,858             1,262             1,293              --
Redeemable convertible preferred stock                       2,000              --                --                --
Total stockholders' equity (net capital deficiency)         21,800                63            (2,919)              (60)


(1) See Note 5 of Notes to Financial statements for a description of the Company's other long-term liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following discussion contains, in addition to historical information, certain forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from the results anticipated in these forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below as well as those discussed above under the heading "Additional Factors That May Affect Future Results".

The following discussion should be read in conjunction with the Financial Statements and Notes contained in Item 8.

OVERVIEW

         Connective Therapeutics, Inc. acquires, develops and markets products in the areas of rheumatology and dermatology. In February 1996, the company completed an initial public offering of its common stock and became a public company.

         The Company's products under development include gamma interferon for the treatment of atopic dermatitis and keloids; betamethasone mousse for the treatment of scalp psoriasis and other scalp dermatoses; ConXn(TM) (relaxin) for the treatment of scleroderma and other fibrotic disorders and T-cell Receptor
(TCR) peptide vaccines for the treatment of multiple sclerosis and rheumatoid arthritis. At present, these products are all under development and no revenues have been derived from the sale of these products. There can be no assurance that any of these potential products will be successfully developed, receive the necessary regulatory approvals or be successfully commercialized.

         In December 1996, the Company acquired exclusive U.S. and Canadian rights to Ridaura(R) (auranofin), a disease modifying antirheumatic drug, from SmithKline Beecham Corporation and related entities ("SmithKline"). In return, the Company agreed to provide SmithKline a $3 million upfront cash payment, which was paid in January 1997, a non-interest bearing $11 million promissory note, 637,733 shares of common stock (guaranteed to be worth $9 million on December 31, 1997) and up to a maximum of $6 million in royalty payments based on future sales, for a potential aggregate consideration of up to $29 million. Ridaura(R) is an established therapy for rheumatoid arthritis, an autoimmune disease that afflicts one to two percent of adult Americans (approximately three million patients), mostly women.

RESULTS OF OPERATIONS

         The Company recorded its first revenues in December 1996, for a total of $428,000, due to the initial product sales of Ridaura(R). In addition, the Company also recorded amortization cost of $594,000 in December 1996 associated with the acquisition of product rights to Ridaura(R) from SmithKline. The Company has determined the useful life of the asset to be three years based on information regarding products currently in the Company's development pipeline, competitive products, the off-patent position of Ridaura(R) and expected future revenues from Ridaura(R) sales.

         Research and development expenses were $13.2 million, $8.3 million and $6.4 million for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in research and development expenses in fiscal 1996 over fiscal 1995 was primarily attributable to significant increases in personnel staffing particularly related to clinical development, commencement of a Phase III clinical trial of gamma interferon for the treatment of atopic dermatitis, a Phase II clinical trial of gamma interferon for the treatment of keloids, a Phase II clinical trial of ConXn(TM) for the treatment of scleroderma and a Phase I/II clinical trial of TCR Peptides for the treatment of multiple sclerosis, and increased outside services required to support operations. The research and development spending increase in fiscal 1995 over fiscal 1994 was primarily due to devoting additional resources to commence the initiation of a Phase I/II clinical trial of ConXn(TM) for scleroderma, the production of clinical supplies and increased outside services required to support operations. The factors contributing to increases in spending were partially offset by decreases in technology acquisition costs from $1.9 million in fiscal 1994, to $0.9 million and $35,000 for fiscal 1995 and 1996, respectively. Research and development expenses are expected to continue to increase due to continued expansion of development activities, including progression in advanced-stage clinical trials, and possible acquisition of new technologies and products.

         General and administrative expenses increased to $5.4 million for the year ended December 31, 1996, and from $2.1 million for the same period in 1995, primarily due to increased support costs associated with operating as a public company (including costs related to strengthening the senior management team), professional fees and expenses associated with the acquisition of Ridaura(R), and other business development expenses. The increase in general and administrative expenses to $2.1 million for the year ended December 31, 1995, from $1.3 million for the same period in 1994 was primarily due to increases in staffing and business development expenses. General and administrative expenses are expected to continue to increase primarily due to expanded business development efforts and the creation of a marketing and sales organization.

         Interest income was $1.2 million, $0.4 million and $38,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in interest income in fiscal 1996 over fiscal 1995 was due to higher invested cash balances from proceeds of the Company's initial public offering and two private placements of equity securities. The increase in fiscal 1995 from 1994 was due to higher balances in cash and cash equivalents. Interest earned in the future will depend on Company funding cycles and prevailing interest rates. Interest expense increased to $0.9 million for the year ended December 31, 1996, from $0.4 million and $0.1 million for the same periods in 1995 and 1994, respectively, in each year due to increased balances outstanding for obligations under capital leases and loans, and notes payable.

         The Company incurred net losses of $18.5 million, $10.4 million and $7.9 million for the years ended December 31, 1996, 1995 and 1994, respectively, primarily due to its development stage activities. The Company expects to incur substantial additional losses over the next few years and losses are expected to fluctuate from period to period based on timing of product revenues, clinical material purchases, possible acquisitions of new products and technologies, scale-up activities and clinical activities.

         For income tax purposes, the Company had a federal net operating loss carryforward as of December 31, 1996, of approximately $32.4 million available to offset future taxable income, if any. The net operating loss carryforward will expire at various dates beginning from 2008 through 2011, if not utilized. Utilization of the net operating losses and credits may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilizations. (See Note 14 of Notes to Financial Statements)

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception through December 31, 1996 primarily through private sales of equity securities, proceeds from its initial public offering in February 1996 and two self-managed financings in December 1996 (the sale of its common stock to several institutional investors and the sale of Series A convertible preferred stock to an offshore investor).

         Working capital increased to $14.9 million at December 31, 1996, compared to working capital of $5.8 million at December 31, 1995, due to the receipt of approximately $24.5 million in net proceeds from the initial public offering and approximately $7.9 million in net proceeds through the two private placements of equity securities, offset by cash used in operations of approximately $10.4 million for the year ended December 31, 1996 and the repayment of $2.2 million in notes outstanding pursuant to certain technology licensing agreements. At December 31, 1996, the Company had cash, cash equivalents and short-term investments totaling $24.6 million, compared to $9.0 million at December 31, 1995. It is generally the Company's policy to invest these funds in highly liquid securities, such as interest-bearing money market funds, corporate debt, commercial paper and federal agency notes.

         For the year ended December 31, 1996, additions of equipment and leasehold improvements totaled $0.7 million, of which approximately $0.6 million was financed through capital lease and loan arrangements. Total additions for equipment and leasehold improvements from inception to December 31, 1995 were $1.9 million, which included $0.8 million of additional equipment financed through capital lease arrangements, and $0.8 million financed through capital loans. As of December 31, 1996, the Company had invested approximately $2.5 million in property and equipment, and had approximately $1.0 million available for borrowing under its capital loan arrangement.

         On December 2, 1996, the Company entered into a Structured Equity Line Flexible Financing Agreement (the "Equity Line Agreement") with Kepler Capital LLC ("Kepler") that allows the Company to access up to $25 million through sales of its Common Stock. The equity line will be available for a three-year period beginning on or before December 1, 1997. The Equity Line Agreement provides that the Company can, at its option, obtain from $500,000 to $2,000,000 at any one time through a sale of its Common Stock to Kepler, subject to the satisfaction of certain conditions, including registration of shares for resale, minimum volume requirements, and a minimum trading price of $7.00 per share over a specified period. In addition, the Company must sell $500,000 of its Common Stock from time to time if the price per share exceeds $10.00 and minimum volume requirements are met. (See
Note 6 of Notes to Financial Statements)

         The Company believes that its existing cash and cash equivalents, short-term investments, and funds available under the capital loan and the structured equity line, will be sufficient to meet the Company's operating expenses and capital requirements through 1997. The Company's future capital uses and requirements are expected to increase in future periods and will depend on numerous factors, including the progress of its research and development programs, the progress of clinical and advanced-stage clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, and enforcing patent claims and other intellectual property rights, competing technological and market developments, the ability of the Company to establish collaborative arrangements, the possible acquisition of new products and technologies, and the development of commercialization activities. As a result, the Company will require substantial additional funds prior to reaching profitability and may attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. There can be no assurance that additional funding will be available for the Company to finance its ongoing operations on acceptable terms, if at all.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14(a) for an index to the consolidated financial statements and supplementary financial information that are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

         Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting of shareholders to be held May 14, 1997 and the information included therein is incorporated herein by reference.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to directors of the Company and the Chairman of the Company's Board of Directors is incorporated by reference from the information under the caption "Election of Directors--Nominees" in the Company's Proxy Statement.

         Information as to the Company's executive officers appears at the end of Part I of this report.

ITEM 11.      EXECUTIVE COMPENSATION

         Incorporated by reference from the information under the caption "Executive Compensation and Related Information" in the Company's Proxy Statement.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference from the information under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

(a)       The following documents are filed as part of this Report:

          1. Financial Statements and Report of Ernst & Young LLP, Independent Auditors

                  Report of Ernst & Young LLP, Independent Auditors.

                  Consolidated Balance Sheet at December 31, 1996 and 1995.

                  Consolidated Statements of Operations - Years ended December 31, 1996, 1995 and 1994.

                  Consolidated Statement of Shareholders' Equity - Three years ended December 31, 1996.

                  Consolidated Statements of Cash Flows - Years ended December 31, 1996, 1995, and 1994.

                  Notes to Consolidated Financial Statements.

         2.   Financial Statement Schedules

                  Financial statement schedules are omitted because they are not applicable or are not required as the information required to be set forth therein is included in the financial statements or notes thereto.

         3.   Exhibits (numbered in accordance with Item 601 of Regulation S-K)

 EXHIBITS

     3.4(1)       Form of Amended and Restated Certificate of Incorporation.
     3.5(1)       Form of Bylaws.
     3.6(5)       Certificate of Designation of 7% Redeemable Convertible Preferred Stock, Series A of Connective
                  Therapeutics, Inc., as filed with the Delaware Secretary of State on December 4, 1996.
     4.1(1)       Form of Common Stock Certificate.
    10.1(1)       Form of Indemnification Agreement.
    10.2(1)*      1994 Stock Plan and form of Option Agreement.
    10.3(1)*      1995 Employee Stock Purchase Plan and form of Subscription Agreement.
    10.4(1)*      1995 Directors' Stock Option Plan and form of Option Agreement.
    10.5(1)       Third Amended and Restated Registration Rights Agreement dated February 14, 1995 among the
                  Registrant and certain security holders of the Registrant and Amendments Nos. 1 and 2 thereto dated May 31, 1995 and September 28, 1995.
    10.6(1)(2)    License Agreement dated September 27, 1993, between Genentech, Inc. and the Company, Amendment dated July 14, 1994, and side letter agreement dated November 17, 1994.
    10.8(1)       Assignment  and  Assumption  Agreement,  dated June 3, 1994,  by and between the Company and XOMA
                  Corporation.

    10.9(1)(2)    Technical Collaboration and Manufacturing Agreement, dated May 24, 1994, by and between the
                  Company and Scios Nova Inc.
    10.10(1)(2)   Technology  Acquisition  Agreement  dated  June 3,  1994 by and  between  the  Company  and  XOMA
                  Corporation, and License Agreement dated February 27,  1990 by and between Arthur A.  Vandenbark,
                  Ph.D. and XOMA Corporation.
    10.11(1)(2)   Agreement  on  Interferon  Gamma-1B  dated  December 8,  1995  by and  between  the  Company  and
                  Genentech, Inc.
    10.12(1)      Equipment Lease Line, dated May 31, 1994 with Lease Management Services, Inc.
    10.13(1)      Business Loan  Agreement,  dated  July 18,  1995,  between the Company,  Silicon  Valley Bank and
                  MMC/GATX Partnership No. 1.
    10.14(1)(2)   Research  Collaboration and Assignment  Agreement,  dated July 1,  1994,  between the Company and
                  Dr. Arthur A. Vandenbark.
    10.15(1)      Employment and Bonus Agreement between the Company and Edward Amento, dated November 17, 1993.
    10.16(1)      Secured  Loan  Agreements  between the  Company  and Edward  Amento  dated  November 1,  1993 and
                  July 11, 1994, respectively.
    10.17(1)      Consulting Agreement dated November 17, 1993 between the Company and Brian Seed.
    10.18(1)      Consulting Agreement dated November 17, 1993 between the Company and Eugene Bauer.
    10.19(1)      Employment Agreement dated June 9, 1994 between the Company and Thomas Wiggans.
    10.20(1)      Loan Agreements between the Company and Thomas Wiggans dated July 15, 1994 and August 1, 1994.
    10.21(1)      Letter Agreement with G. Kirk Raab dated October 1, 1995.
    10.23(1)      Facility Master Lease between the Company and Renault & Handley dated February 9, 1994.
    10.26(1)      Loan and Security  Agreement  dated  December 21,  1995 by and among the Company,  Silicon Valley
                  Bank and MMC/GATX Partnership No. 1.
    10.27(3)(2)   Agreement on Relaxin Rights in Asia dated April 1, 1996 between the Company and Mitsubishi
                  Chemical Corporation (Exhibits A and B to Exhibit 10.27 have been previously filed as Exhibit 10.6 above. Confidential treatment has been granted as to certain portions of Exhibit 10.6 by the SEC).
    10.28(3)(2)   Soltec License Agreement dated June 14, 1996.
    10.29(4)      Laboratory Services Agreement dated October 24, 1996.
    10.30(4)      Agreement with Dr. Edward Amento dated October 24, 1996.
    10.31(4)      Form of Directors and Officers Change in Control Agreement
    10.32(5)      Common  Stock  Purchase  Agreement,  dated  December 4, 1996 by and among the Company and certain investors.
    10.33(5)      Registration  Rights  Agreement,  dated  December  4, 1996 by and among the  Company  and certain investors.
    10.34(5)      Securities  Purchase  Agreement,  dated  December  4, 1996 by and among the Company and a certain purchaser.
    10.35(5)      Warrant, dated December 4, 1996 between the Company and a certain purchaser.
    10.36(6)+     Asset  Purchase  Agreement  dated  December  2, 1996  between  the  Company,  SmithKline  Beecham
                  Corporation,  SmithKline Beecham Pharma Inc., SmithKline Beecham Properties,  Inc. and SmithKline
                  Beecham Inter-American Corporation.
    10.37(6)      Stock  Issuance  Agreement  dated  December 31, 1996 between the Company and  SmithKline  Beecham
                  Properties, Inc.
    10.38(6)      Secured Promissory Note dated December 31, 1996 issued to SmithKline Beecham Corporation.
    10.39(6)      Security   Agreement  dated  December  31,  1996  between  the  Company  and  SmithKline  Beecham
                  Corporation.
    10.40(6)+     Supply Agreement dated December 31, 1996 between the Company and SmithKline Beecham Corporation.
    10.41(6)      Transitional  Services  Agreement  dated  December  31, 1996  between the Company and  SmithKline
                  Beecham Corporation.
    10.42         Structured  Equity Line Flexible  Financing  Agreement  dated January 2, 1997 between the Company and Kepler Capital LLC.



    10.43         Registration Rights Agreement dated January 2, 1997 between the Company and Kepler Capital LLC.
    11.1          Statement of Computation of Net Loss Per Share.
    23.1          Consent of Ernst & Young LLP, Independent Auditors.
    24.1          Power of Attorney (see page 44 of this Report)
    27.1          Financial Data Schedule (EDGAR - filed version only)

================================================================================

+    Certain portions of this Exhibit have been omitted for which confidential treatment has been requested and filed separately by the Securities and Exchange Commission.

* This item is a compensatory plan required to be listed as an exhibit to this form pursuant to Item 601(a)(10)(iii) of Regulation S-K.

     1. Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-1 (File No. 33-80261) declared effective by the Securities and Exchange Commission (the "SEC") on January 31, 1996.
     2. Certain portions of this Exhibit were granted confidential treatment pursuant to an order from the SEC.
     3. Incorporated by reference from an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-27406) filed with the SEC for the fiscal quarter ended June 30, 1996.
     4. Incorporated by reference from an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-27406) filed with the SEC for the fiscal quarter ended September 30, 1996.
     5. Incorporated by reference from an exhibit to the Company's Report on Form 8-K (File No. 0-27406) dated December 4, 1996.
     6. Incorporated by reference from an exhibit to the Company's Report on Form 8-K (File No. 0-27406) dated January 15, 1997.



(B)      REPORTS ON FORM 8-K

         The following Reports on Form 8-K were filed during the three months ended December 31, 1996:

         The Company filed a current report on 8-K dated December 4, 1996 reporting the private sale of 972,224 shares of Common Stock to certain institutional investors and the private sale of 200 shares of 7% Redeemable Convertible Preferred Stock, Series A, to an offshore investor. Such disclosures were provided under Item 5 (Other Events) and Item 9 (Sale of Equity Securities Pursuant to Regulation S) of Form 8-K. No financial statements were filed with this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Palo Alto, California on this 17th day of March 1997.

     CONNECTIVE THERAPEUTICS, INC.


     By: /s/      CYNTHIA M. BUTITTA

     Cynthia M. Butitta

     Vice President, Finance and Administration and
     Chief Financial Officer

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas G. Wiggans and Cynthia M. Butitta, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

                SIGNATURE                  TITLE                                        DATE
                ---------                  -----                                        ----

             /s/ THOMAS G. WIGGANS         President, Chief Executive Officer
     ----------------------------------    and Director
                 Thomas G. Wiggans         (Principal Executive Officer)
                                                                                   March 13, 1997

             /s/ CYNTHIA M. BUTITTA        Vice President of Finance and
     ----------------------------------    Administration and Chief
                 Cynthia M. Butitta        Financial Officer (Principal
                                           Financial and Accounting
                                           Officer)                                March 13, 1997

             /s/ G. KIRK RAAB              Chairman of the Board of
     ----------------------------------    Directors
                 G. Kirk Raab                                                      March 13, 1997

             /s/ EDWARD P. AMENTO          Director
     ----------------------------------
                 Edward P. Amento                                                  March 12, 1997

             /s/ ALEXANDER E. BARKAS       Director
     ----------------------------------
                 Alexander E. Barkas                                               March 14, 1997

             /s/ EUGENE A. BAUER           Director
     ----------------------------------
                 Eugene A. Bauer                                                   March 17, 1997

             /s/ ROBERT E. CURRY           Director
     ----------------------------------
                 Robert E. Curry                                                   March 17, 1997

             /s/ BRIAN H. DOVEY            Director
     ----------------------------------
                 Brian H. Dovey                                                    March 14, 1997

             /s/ THOMAS D. KILEY           Director
     ----------------------------------
                 Thomas D. Kiley                                                   March 19, 1997

             /s/ KENNETH B. PLUMLEE        Director
     ----------------------------------
                 Kenneth B. Plumlee                                                March 13, 1997

             /s/ JOSEPH J. RUVANE, JR.     Director
     ----------------------------------
                 Joseph J. Ruvane, Jr.                                             March 17, 1997

             /s/ PETRI T. VAINIO           Director
    ----------------------------------
                 Petri T. Vainio                                                   March 12, 1997


                          CONNECTIVE THERAPEUTICS, INC.
                          INDEX TO FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors.....................       F-2
Balance Sheets........................................................       F-3
Statements of Operations..............................................       F-4
Statements of Stockholders' Equity (Net Capital Deficiency)...........       F-5
Statements of Cash Flows..............................................       F-6
Notes to Financial Statements.........................................       F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To The Board of Directors and Stockholders of Connective Therapeutics, Inc. (also known as Connetics Corporation)

         We have audited the accompanying balance sheets of Connective Therapeutics, Inc. (also known as Connetics Corporation) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of Connective Therapeutics, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                  ERNST & YOUNG LLP
Palo Alto, California
January 13, 1997

                          CONNECTIVE THERAPEUTICS, INC.
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                              YEARS ENDED DECEMBER 31,
                                                                                           ------------------------------
                                                                                                1996             1995
                                                                                               -------          -------

                                                        ASSETS
Current assets:
  Cash and cash equivalents                                                                    $14,555          $ 9,023
  Short-term investments                                                                         9,999             --
  Accounts receivable                                                                              428             --
  Prepaid expenses and other current assets                                                        124              154
                                                                                               -------          -------
          Total current assets                                                                  25,106            9,177

Property and equipment, net                                                                      1,484            1,367
Notes receivable from related parties                                                              301              414
Deposits and other assets                                                                          250              838
Licensed assets and product rights                                                              20,781             --
                                                                                               -------          -------
                                                                                               $47,922          $11,796

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                            $  4,179         $    441
  Accrued liabilities                                                                            2,023              808
  Accrued process development expenses                                                           1,198              668
  Accrued payroll and related expenses                                                             394              157
  Current portion of capital lease obligations, capital loans and long-term debt                 2,408            1,259
                                                                                              --------         --------
          Total current liabilities                                                             10,202            3,333

Notes payable                                                                                     --              2,205
Non-current portion of capital lease obligations, capital loans and long-term debt               3,062            4,933
Other long-term liabilities                                                                     10,858            1,262
Redeemable convertible preferred stock, Series A                                                 2,000             --

Commitments
Stockholders' equity:
  Preferred stock, $0.001 par value: 5,000,000 shares authorized;
     redeemable convertible preferred stock, Series A, 200 shares issued and outstanding at December 31, 1996; no shares issued and outstanding at December 31, 1995; and preferred stock, no shares issued and outstanding at December 31, 1996 and 3,965,137 shares issued and
     outstanding at December 31, 1995                                                             --                  4

  Common stock, $0.001 par value: 50,000,000 shares authorized;
     9,057,393 shares issued and outstanding at December 31, 1996 and
     908, 511 issued and outstanding at December 31, 1995                                            9                1
  Additional paid in capital                                                                    60,998           21,425
  Notes receivable from stockholders                                                               (75)            (134)
  Deferred compensation, net                                                                    (1,315)          (1,933)
  Other                                                                                             (3)            --
  Accumulated deficit                                                                          (37,814)         (19,300)
                                                                                              --------         --------
Total stockholders' equity                                                                      21,800               63
                                                                                              --------         --------
                                                                                              $ 47,922         $ 11,796

                 See accompanying notes to financial statements.

                          CONNECTIVE THERAPEUTICS, INC.
                            STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                        YEARS ENDED DECEMBER 31,
                                                      --------------------------------------------------------------
                                                             1996              1995             1994
                                                             ----              ----             ----

Product revenues                                         $       428      $      --        $      --

Operating costs and expenses:
  License amortization                                           594             --               --
  Research and development                                    13,161            8,271            6,436
  General and administrative                                   5,434            2,113            1,317
                                                         -----------      -----------      -----------
Total operating expenses                                      19,189           10,384            7,753

Interest income                                                1,190              405               38
Interest expense                                                (943)            (393)            (135)
                                                         -----------      -----------      -----------
Net loss                                                 $   (18,514)     $   (10,372)     $    (7,850)
                                                         ===========      ===========      ===========

Net loss per share                                       $     (2.71)     $     (2.34)     $     (1.84)
                                                         ===========      ===========      ===========

Shares used to calculate net loss per share                6,824,668        4,435,112        4,276,185
                                                         ===========      ===========      ===========

                       See accompanying notes to financial statements.

                        CONNECTIVE THERAPEUTICS, INC.
           STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                             CONVERTIBLE                                     ADDITIONAL
                                                           PREFERRED STOCK              COMMON STOCK         PAID IN        NOTES
                                                       SHARES           AMOUNT     SHARES         AMOUNT     CAPITAL     RECEIVABLE
                                                       ------           ------     ------         ------     -------     ----------
Balances at December 31, 1993                            227,081    $     --        604,802   $        1   $    1,037    $      (20)
Issuance of series A preferred stock                   1,116,180             1         --           --          4,950          --
Issuance of common stock under stock option plans           --            --        261,138         --            117           (77)
Net loss                                                    --            --           --           --           --            --
                                                      ----------    ----------   ----------   ----------   ----------    ----------

Balances at December 31, 1994                          1,343,261             1      865,940            1        6,104           (97)

Issuance of series B preferred stock, net
   of issuance costs                                   2,621,876             3         --           --         12,787           (28)
Issuance of common stock under stock option plans           --            --         42,571         --             19            (9)
Deferred compensation related to certain options
   and stock purchase rights granted to employees
   and consultants                                          --            --           --           --          2,265          --
Amortization of deferred compensation                       --            --           --           --           --            --
Issuance of warrants                                        --            --           --           --            250          --
Net loss                                                    --            --           --           --           --            --
                                                      ----------    ----------   ----------   ----------   ----------    ----------

Balances at December 31, 1995                          3,965,137             4      908,511            1       21,425          (134)
                                                      ----------    ----------   ----------   ----------   ----------    ----------

Issuance of common stock in initial public offering
   ("IPO"), net of issuance costs of $2,981                 --            --      2,500,000            2       24,519          --
Conversion of preferred stock into common stock
   in conjunction with IPO in February                (3,965,137)           (4)   3,965,137            4         --            --
Issuance of common stock under stock option plans,
   net of repurchases                                       --            --         51,586         --             22          --
Issuance of common stock warrants                           --            --         10,328         --           --            --
Issuance of common stock under employee stock
   purchase plan                                            --            --         11,874         --             96          --
Issuance of common stock pursuant to private
   placement, net of issuance costs                         --            --        972,224            1        5,929          --
Issuance of common stock upon asset purchase
   from SmithKline Beecham                                  --            --        637,733            1        8,999          --
Payment of notes receivable                                 --            --           --           --           --              59
Deferred compensation related to certain options
   and stock purchase rights granted to consultants         --            --           --           --            145          --
Amortization and reversal of deferred compensation          --            --           --           --           (137)         --
Unrealized loss on investments                              --            --           --           --           --            --
Net loss                                                    --            --           --           --           --            --
                                                      ----------    ----------   ----------   ----------   ----------    ----------
 Balances at December 31, 1996                              --      $     --      9,057,393   $        9   $   60,998    $      (75)
                                                      ==========    ==========   ==========   ==========   ==========    ==========




                                                                      UNREALIZED
                                                        DEFERRED      GAINS/LOSS   ACCUMULATED
                                                      COMPENSATION  ON INVESTMENTS   DEFICIT         TOTAL
                                                      ------------  ----------    ----------         -----
Balances at December 31, 1993                         $     --      $     --      $   (1,078)   $      (60)
Issuance of series A preferred stock                        --            --            --           4,951
Issuance of common stock under stock option plans           --            --            --              40
Net loss                                                    --            --          (7,850)       (7,850)
                                                      ----------    ----------    ----------    ----------

Balances at December 31, 1994                               --            --          (8,928)       (2,919)

Issuance of series B preferred stock, net
   of issuance costs                                        --            --            --          12,762
Issuance of common stock under stock option plans           --            --            --              10
Deferred compensation related to certain options
   and stock purchase rights granted to employees
   and consultants                                        (2,265)         --            --            --
Amortization of deferred compensation                        332          --            --             332
Issuance of warrants                                        --            --            --             250
Net loss                                                    --            --         (10,372)      (10,372)
                                                      ----------    ----------    ----------    ----------
Balances at December 31, 1995                             (1,933)         --         (19,300)           63
                                                      ----------    ----------    ----------    ----------

Issuance of common stock in initial public offering
   ("IPO"), net of issuance costs of $2,981                 --            --            --          24,521
Conversion of preferred stock into common stock
   in conjunction with IPO in February                      --            --            --            --
Issuance of common stock under stock option plans,
   net of repurchases                                       --            --            --              22
Issuance of common stock warrants                           --            --            --            --
Issuance of common stock under employee stock
   purchase plan                                            --            --            --              96
Issuance of common stock pursuant to private
   placement, net of issuance costs                         --            --            --           5,930
Issuance of common stock upon asset purchase
   from SmithKline Beecham                                  --            --            --           9,000
Payment of notes receivable                                 --            --            --              59
Deferred compensation related to certain options
   and stock purchase rights granted to consultants         (145)         --            --            --
Amortization and reversal of deferred compensation           763          --            --             626
Unrealized loss on investments                              --              (3)         --              (3)
Net loss                                                    --            --         (18,514)      (18,514)
                                                      ----------    ----------    ----------    ----------
 Balances at December 31, 1996                        $   (1,315)   $       (3)   $  (37,814)   $   21,800
                                                      ==========    ==========    ==========    ==========



                 See accompanying notes to financial statements.

                          CONNECTIVE THERAPEUTICS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                       YEARS ENDED DECEMBER 31,
                                                                                              --------------------------------------
                                                                                                 1996           1995          1994
                                                                                                 ----           ----          ----
Cash flows from operating activities:
Net loss                                                                                     $(18,514)      $(10,372)      $ (7,850)
Adjustments to reconcile net loss to net cash used by operating activities:
  Depreciation and amortization                                                                 1,237            393            120
  Technology acquired in exchange for note payable and other
    long-term liability                                                                          --              855          1,850
  Amortization of deferred compensation                                                           626            332           --
  Changes in assets and liabilities:
    Accounts receivable                                                                          (428)          --             --
    Prepaid expenses and other current assets                                                      30            (72)            18
    Notes receivable from related parties                                                         173           (116)          (298)
    Deposits and other assets                                                                     487           (543)             8
    Accounts payable                                                                            3,738           (117)           409
    Accrued liabilities                                                                         1,215            587             65
    Accrued process development                                                                   530            209            459
    Accrued payroll and related expenses                                                          237             78             26
    Other long-term liabilities                                                                   221            (31)           793
                                                                                             --------       --------       --------
Net cash used by operating activities                                                         (10,448)        (8,797)        (4,400)
                                                                                             --------       --------       --------

Cash flows from investing activities:
Purchases of short-term investments                                                           (21,650)        (7,560)          --
Sales and maturities of short-term investments                                                 11,648          7,560           --
Capital expenditures                                                                             (461)          (400)          (650)
Licensed assets and product rights                                                             (3,000)          --             --
                                                                                             --------       --------       --------
Net cash used in investing activities                                                         (13,463)          (400)          (650)
                                                                                             --------       --------       --------

Cash flows from financing activities:
Proceeds (payments) from bank loans                                                              --             (750)           750
Payment of notes payable                                                                       (2,205)          --             --
Proceeds from capital loans and long-term debt                                                    323          5,230            540
Payments on obligations under capital leases and capital loans                                 (1,244)          (319)          (111)
Proceeds from issuance of redeemable preferred stock                                            2,000           --             --
Proceeds from issuance of preferred and common stock, net of issuance costs                    30,569         12,772          4,429
                                                                                             --------       --------       --------
Net cash provided by financing activities                                                      29,443         16,933          5,608
                                                                                             --------       --------       --------
Net change in cash and cash equivalents                                                         5,532          7,736            558
Cash and cash equivalents at beginning of period                                                9,023          1,287            729
                                                                                             --------       --------       --------
Cash and cash equivalents at end of period                                                   $ 14,555       $  9,023       $  1,287
                                                                                             ========       ========       ========

Supplementary information:
Interest paid                                                                                $  1,062       $    274       $     71

Investing and financing activities:
Assets acquired under capital leases                                                         $    199       $    171       $    611
Issuance of preferred stock in exchange for cancellation of accrued
  liability related to technology license                                                    $   --         $   --         $    563
Issuance of warrants                                                                         $   --         $    250       $   --
Issuance of preferred and common stock in exchange for notes receivable                      $   --         $     37       $     77
Deferred compensation related to stock options and purchase rights                           $    145       $  2,265       $   --
Issuance of common stock for licensed assets and product rights purchased
  from SmithKline Beecham                                                                    $  9,000       $   --         $   --
Issuance of note payable for licensed assets and product rights purchased
  from SmithKline Beecham                                                                    $  9,375       $   --         $   --

                 See accompanying notes to financial statements.

                          CONNECTIVE THERAPEUTICS, INC.


                          NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Organization

         Connective Therapeutics, Inc. (the "Company") was incorporated in the State of Delaware on February 8, 1993. In March 1997, the Company's board of directors approved a change of the Company's name from "Connective Therapeutics, Inc." to "Connetics Corporation", subject to approval by the Company's stockholders at its annual meeting in May 1997. References in this section to historical results include the Company's results when it was known as "Connective Therapeutics, Inc." From its inception until December 1996, the Company was in the development stage, principally involved in research and development of therapeutics for diseases that involve connective tissues of the body, obtaining financing, recruiting personnel, securing operating facilities, and pursuing business development opportunities. On December 31, 1996, the Company acquired exclusive U.S. and Canadian rights to Ridaura(R), a disease modifying antirheumatic drug, from SmithKline Beecham Corporation and related entities. Ridaura(R) is the first product the Company markets and it signifies the beginning of the Company's transition from purely product development to a revenue based sales and marketing company. The Company has no products from its current development programs available for sale and does not expect to have any for several years. Accordingly, the Company's ability to continue its research and development activities is dependent upon the ability of management to obtain substantial additional financing.

         Liquidity and financial viability

         In the course of its development activities, the Company has sustained continuing operating losses and expects such losses to increase over at least the next several years. The Company plans to continue to finance its operating activities with a combination of stock sales, such as the initial public offering completed in February 1996 and the self-managed private financings in December 1996, payments from corporate partnering arrangements, acquisition of revenue generating products such as Ridaura(R) and/or debt financing. Ultimately, the Company's ability to continue as a going concern is dependent upon obtaining substantial additional financings and upon achieving profitable operations through the successful commercialization of products.

         Cash,  cash equivalents and short-term investments

         Cash and cash equivalents consist of cash on deposit with banks and money market instruments with original maturity of 90 days or less. Investments with maturities beyond three months at the date of acquisition and that mature within one year from the balance sheet date are considered to be short-term investments. Cash equivalents and short-term investments are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The cost of securities sold is based on the specific identification method.

         Management of the Company believes it has established guidelines for investment of its excess cash relative to diversification and maturities that maintain safety and liquidity.

         Property and equipment

         Property and equipment is stated at cost and depreciated using the straight-line method over the useful lives of the assets, generally three to five years. Assets acquired under capital lease arrangements are amortized over the shorter of the estimated useful lives or the lease term.

         Fair value of financial instruments

         Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that fair values be disclosed for most of the Company's financial instruments. The carrying amount of cash, cash equivalents and short-term investments, accounts receivable, current liabilities, notes payable, and long-term lease obligations, loans and debt are considered to be representative of their respective fair values.

         Research and development

         Research and development costs are charged to expense as incurred.

         Revenue recognition

         Revenues from product sales are recognized upon shipment.

         Income taxes

         Income taxes are accounted for under the asset and liability method where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

         Net loss per share

         Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and convertible preferred stock are excluded from the computation as their effect is antidilutive, except that, pursuant to Securities and Exchange Commission Staff Accounting Bulletins, common equivalent shares issued during the twelve-month period prior to the initial public offering in February 1996 are presumed to have been issued in contemplation of the public offering and have been included in the calculation as if they were outstanding for all periods through December 31, 1995 (using the treasury stock method for stock options and the anticipated offering price).

         Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         New accounting standards

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which requires the Company to adopt disclosure provisions for stock-based compensation effective January 1, 1996. The standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. This standard encourages rather than requires companies to adopt the fair value method of accounting for employee stock-based transactions. Companies are permitted to continue to account for such transactions under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," but will be required to make pro forma disclosures as if the fair value method had been applied. The Company has elected to continue to apply APB Opinion No. 25 in its financial statements and has provided pro forma disclosures in the accompanying notes to financial statements.

         Effective January 1, 1996, the Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement No. 121"). Statement No. 121 requires losses from impairment to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The adoption of Statement No. 121 did not have a material effect on the Company's financial statements for the twelve months ended December 31, 1996.

2.    CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

The following is a summary of available-for-sale investments ( tables in thousands):

                                                                December 31, 1996
                                               --------------------------------------------------
                                               Amortized      Gross         Gross
                                                 Costs      Unrealized    Unrealized    Estimated
                                                              Gains         Loss       Fair Value
                                               ---------    ----------    ----------   ----------
Corporate bonds                                $  9,802     $      2      $     (5)      $  9,799
Commercial paper                                  8,269           --            --          8,269
Certificate of deposits                           5,021           --            --          5,021
Money market funds                                   14           --            --             14
                                               --------     --------      --------       --------
      Total                                      23,106            2            (5)        23,103
Less amount classified as cash equivalents      (13,104)          --            --        (13,104)
                                               --------     --------      --------       --------
Total short-term investments                   $ 10,002     $      2      $     (5)      $  9,999
                                               ========     ========      ========       ========

                                                                 December 31, 1996
                                               -------------------------------------------------------
                                                                Gross         Gross
                                                Amortized    Unrealized     Unrealized      Estimated
                                                  Costs         Gains          Loss         Fair Value
                                                ---------    -----------    ----------      ----------
 Money market funds                              $ 1,686      $        -    $        -      $  1,686
 Less amounts classified as cash equivalents      (1,686)              -             -        (1,686)
                                                 --------     ----------    ----------      ---------
 Total short-term investments                    $      -     $        -    $        -      $      -
                                                 ========     ==========    ==========      =========


         The net unrealized holding gain (loss) on available-for-sale investments included as a separate component of stockholders' equity at December 31, 1996 totaled $(3,000). The gross realized gains on sales of available-for-sale investments for the year ended December 31, 1996 totaled $543,000, and the gross realized losses for the years ended December 31, 1996 and 1995 totaled $289,000 and $21,000, respectively. Realized gains and losses were calculated based on the specific identification method.

3.  PROPERTY AND EQUIPMENT:

         Property and equipment consists of the following (in thousands):

                                                                    DECEMBER 31,
                                                               --------------------
                                                                1996          1995
                                                               ------       -------
      Laboratory equipment................................     $1,357       $   928
      Computer equipment..................................        288           217
      Furniture and fixtures..............................        224           169
      Leasehold improvements..............................        672           567
                                                               ------        ------
                                                                2,541         1,881
      Less accumulated depreciation and amortization......     (1,057)         (514)
                                                               ------        ------
      Property and equipment, net.........................     $1,484        $1,367
                                                               ======        ======

         Property and equipment includes assets under capitalized leases at December 31, 1996 and 1995 of approximately $1,005,000 and $805,000, respectively. Accumulated amortization related to leased assets was approximately $559,000 and $280,000 at December 31, 1996 and 1995, respectively.

4.  NOTES RECEIVABLE FROM RELATED PARTIES

         At December 31, 1996 and 1995, the Company held notes receivable from officers of the Company totaling $301,000 and $414,000, respectively. These notes, which bear interest at rates ranging from 6% to 8% annually, are collateralized by certain personal assets of the officers and are generally due and payable within three to five years.

5.    RESEARCH AND LICENSE AGREEMENTS:

         Licensed Assets and Product Rights

         In December 1996, the Company entered into an agreement with SmithKline Beecham Corporation and affiliated entities ("SmithKline") under which the Company acquired exclusive United States and Canadian rights to Ridaura(R), a disease modifying antirheumatic drug. Under the Asset Purchase Agreement, the Company provided a $3.0 million upfront cash payment, which was paid in January 1997, a non-interest bearing $11.0 million promissory note payable in two installments, in January 1998 and January 1999 of $6.0 million and $5.0 million, respectively, 637,733 shares of common stock with a guaranteed value of $9.0 million at December 31, 1997, and up to $6.0 million in royalty payments based on future product sales, for a potential aggregate consideration of up to $29.0 million. The $11.0 million promissory note was discounted at inception using an imputed interest rate of 11% and future imputed interest expense attributable to these payments is $1.6 million. The amount of the discounted note, $9.4 million, has been included in other long-term liabilities, and the total purchase price of $21.4 million has been capitalized. The Company has determined the useful life of this asset to be three years based on information regarding products currently in the Company's development pipeline, competitive products, the off-patent position of Ridaura(R) and expected future revenues from Ridaura(R), and has recorded amortization of $0.6 million in December 1996.

         Under a related Transitional Services Agreement, customer orders and distribution for the product will continue to be managed by SmithKline through 1997 only with no additional consideration for performing such services. The parties also entered into a Supply Agreement, under which SmithKline will manufacture and supply Riduara(R) in final package form to the Company for an initial term through December 2001.

         License agreements

         In September 1993, the Company entered into a Letter Agreement and a License Agreement with a corporation (the "Licensor"), which was subsequently amended in July 1994, for an exclusive right to make, use and sell certain products arising from licensed technology in a defined field and territory in exchange for Series A preferred stock which was issued in September 1994. The Company charged the value of the preferred stock to research and development expense in 1993. In addition, the Company charged $684,000 to expense in 1994 for the purchase of research materials and payment of technology transfer costs under the agreement. This amount is due in September 1998 and has been included in other long-term liabilities. The Company will also pay to the Licensor royalties on sales of products arising from the licensed technology, if any. In April 1996, the Company acquired worldwide rights to such technology from the Licensor.

         In June 1996, the Company entered into an exclusive License Agreement with Soltec Research PTY Ltd. (the "Licensor"), to develop and market betamethasone mousse (a foam mousse formulation of the dermatologic drug, betamethasone valerate) in North America. Under the terms of the Agreement, the Company will pay $75,000, of which $35,000 was paid in 1996, in licensing fee to the Licensor (based on certain milestones) plus royalties on future sales of products, if any, arising from the licensed technology. The Company also has an exclusive option on the Licensor's foam mousse system for the delivery of other compounds.

         Technology acquisition agreement

         In June 1994, the Company entered into a Technology Acquisition Agreement (the "Agreement") with a corporation to purchase all rights to certain technology and for the exclusive right to make, use and sell certain products pursuant to a sublicense agreement in exchange for the issuance of a $1,350,000 subordinated promissory note. The note, including interest, was paid in full in February 1996 after the closing of the Company's initial public offering of common stock. In addition to this note, the Company has accrued additional consideration of $500,000, which is payable by the Company upon the earlier of the achievement of commencement of phase III clinical trials for a product involving the licensed technology, or six years from the date of the agreement. This amount has been included in other long-term liabilities.

         The Agreement also provided for certain contingent payments based on future financings. As a result of the Series B financing which was completed in 1995, the Company issued an additional note in the amount of $855,000 under this Agreement. The note, including interest, was paid in full in February 1996 after the closing of the Company's initial public offering of common stock. An additional $1,000,000 will be payable by the Company upon FDA approval of a product involving the licensed technology.

         Under the terms of the Agreement, the Company is also committed to pay royalties on applicable sales.

         Technology license agreement

         In December 1995, the Company entered into a Technology License Agreement (the "License") to acquire exclusive rights to develop and market products arising from certain licensed technology, other than for its currently marketed indications, for dermatological diseases in the United States as part of a collaborative marketing and profit sharing agreement. Such agreement is contingent upon the Company using its best efforts to achieve commencement of a Phase III clinical trial within 30 months of the agreement effective date. In September 1996, the Company achieved this milestone with the initiation of a Phase III clinical trial.

         The Company will fund all costs to develop a product using the licensed technology and has the option to defer payments for the purchase of commercial materials from the licensor, if any, in exchange for certain debt instruments. If the Company is successful in commercialization of a product using the licensed technology, and if certain defined annual sales levels are met, the licensor has the right to co-promote the product upon terms mutually agreeable to the parties.

         Expenses

         Expenses under all of the Company's research and license agreements totaled $35,000, $855,000 and $3,089,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

6.  FINANCING ARRANGEMENTS

         Long-Term Debt

         On December 21, 1995, the Company entered into a term Loan and Security Agreement (the "Term Loan") with a bank consortium (the "Lenders") under which the Company borrowed $5,000,000. The Term Loan bears interest at 13%, with interest only payments for the first six months, and interest and principal payments for the following 30 months. In connection with the Term Loan, the Company issued a warrant to purchase 73,071 shares of Common Stock at a price of $5.78 per share. The warrant is exercisable at any time through December 2002. In conjunction with the Term Loan, the Company granted the lender a first security interest in its corporate assets. Under the terms of the loan, the Company is required to maintain a minimum cash balance of the greater of $6,000,000 or six times the Company's average monthly cash usage. If the Company violates the covenants during the loan period, the Company would be required to pledge restricted cash of 65% of the outstanding loan, or $2,681,000 as of December 31, 1996, to cure the violation.

         Future minimum principal payments under the Term Loan include $1,929,000 and $2,196,000 for the years ending December 31, 1997 and 1998, respectively.

         Convertible Subordinated Note Financing

         On December 7, 1995, the Company entered into a Master Bridge Loan Agreement (the "Bridge Loan") with certain shareholders to provide for borrowings up to $5 million. The Company did not draw down any portion of this Bridge Loan and the right to draw down funds expired upon the successful completion of the Company's initial public offering in February 1996. In connection with the Bridge Loan, the Company issued five-year warrants to purchase a total of 22,727 shares of common stock at the exercise price equal to $11.00, the price per share of securities issued in the Company's initial public offering.

         Structured Equity Line Flexible Financing

         On December 2, 1996, the Company entered into a Structured Equity Line Flexible Financing Agreement (the "Agreement") with Kepler Capital LLC ("Kepler") that allows the Company to access up to $25 million through sales of its Common Stock. The equity line will be available for a three-year period beginning on or before December 1, 1997. The Agreement provides that the Company can obtain from $500,000 to $2,000,000 at any one time through a sale of its Common Stock to Kepler, subject to the satisfaction of certain conditions, including registration of the shares for resale, minimum volume requirements, and a minimum trading price of $7.00 per share over a specified period. In addition, the Company must sell $500,000 of its Common Stock from time to time if the price per share exceeds $10.00 and certain volume conditions are met. Such sales will occur no more frequently than every 60 trading days. Any shares sold under the equity line will be priced at 93% of the lesser of (i) the average of the daily low trading price of the Common Stock for the 5 days preceding the sale and (ii) the weighted average of daily low trading price of the Common Stock during a valuation period. The purchase price will be subject to further adjustment, up to a maximum discount of 15% depending on the length of the valuation period - the period following the purchase date and ending on the day, not to exceed 80 trading days, on which the aggregate value of open market trading during the period equals or exceeds the aggregate value of open market trading during the 20 days preceding the purchase date. As a commitment fee to Kepler for keeping the equity line available, the Company has issued a warrant to purchase 250,000 shares of Common Stock (see Note 11).

7.  CAPITAL LEASE OBLIGATIONS AND CAPITAL LOANS

         The Company has capital lease and capital loan credit lines available totaling $3,245,000 at December 31, 1996, of which $975,000 was unused and available at December 31, 1996. Under the terms of the master lease agreement, ownership of the leased equipment reverts to the Company at the end of the lease term.

         As of December 31, 1996, future minimum lease payments under capital leases and principal payments on capital loans are as follows:

                                                            CAPITAL LEASES   CAPITAL LOANS
                                                            --------------   -------------
                                                                    (IN THOUSANDS)
Year ending December 31:
  1997......................................................      $ 428             $ 96
  1998......................................................        411              110
  1999......................................................         79              131
  2000......................................................         54               67
  Thereafter................................................         43                -
                                                                  -----             ----
Total minimum lease and principal payments, respectively....       1015             $404
                                                                                    ====
Less amount representing interest...........................        167
                                                                  -----
Present value of future payments............................        848
Less current portion of capital lease obligations...........        329
                                                                  -----
Non-current portion of capital lease obligations............      $ 519
                                                                  =====

         The obligations under the capital leases and loans are secured by the leasehold improvements and equipment financed, bear interest at fixed rates of approximately 8% to 14% and are payable in monthly installments through January 2002.

8.  OPERATING LEASES

         The Company subleases its facility under a noncancelable operating lease which expires in July 1999, with an option to extend the term of the lease for one additional period of two years. The future minimum rental payments under the leases are as follows (in thousands):

Years ending December 31:
1997................................................         $  561
1998................................................            589
1999................................................            352
                                                             ------
                                                             $1,502

         The Company recognizes rent expenses on a straight-line basis over the term of each lease. Rent expense under operating leases was approximately $425,000, $416,000 and $325,000 for the years ended December 31, 1996, 1995 and
1994, respectively.

9.  NOTES RECEIVABLE FROM STOCKHOLDERS

         At December 31, 1996, the Company held $75,000 in notes receivable from certain stockholders for the purchase of the Company's common stock. These notes bear interest at rates ranging from 6% to 7% annually and are secured by the shares of common stock held by the borrowers. The notes are due and payable, together with any unpaid interest, no later than either the fourth or fifth anniversary of the note, or, for certain of these notes, within 30 days of termination of employment with the Company.

10.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

         In December 1996, the Company issued 200 shares of 7% Series A Redeemable Convertible Preferred Stock ("Series A Redeemable Preferred Stock"), par value $.001 per share, in a Regulation S offering at a per share price of $10,000 with a mandatory redemption date of December 4, 1999. Dividends and principal on the Series A Redeemable Preferred Stock are convertible into common stock at a conversion price equal to 85% of the average closing bid price for the ten trading days immediately preceding the conversion date. Each holder is entitled to convert all or a portion of its Series A Redeemable Preferred Stock into common stock at any time. Any Series A Redeemable Preferred Stock that upon conversion would result in the cumulative issuance of common stock in excess of 20% of the outstanding common stock, will be automatically redeemed by the Company for cash at a redemption price equal to 120% of the $10,000 original purchase price plus accrued dividends at the rate of 7%.

11.  STOCKHOLDERS' EQUITY

         The Company is authorized to issue two classes of shares, common stock (Common Stock) and preferred stock (Preferred Stock), each with par value of $.001 per share. Prior to the Company's initial public offering, two series of Preferred Stock, Series A and B were issued. In connection with the initial public offering of the Company's common stock in February 1996, each previously outstanding share of preferred stock (an aggregate of 3,965,137 shares) was converted into one share of common stock and all previously authorized preferred stock was eliminated. The Company's Articles of Incorporation was restated to delete all references to Series A and B of Preferred Stock, and to authorize a new class of 5,000,000 shares of Preferred Stock.

         Warrants

         In July 1995, the Company issued warrants to purchase 18,395 shares of Series B Preferred Stock at an exercise price of $4.89 per share pursuant to a capital lease and capital loan agreement. Each warrant for the purchase of preferred stock was converted into a warrant for the purchase of one share of common stock and such warrants are exercisable any time through the later of seven years from grant date or five years from the Company's initial public offering of common stock in February 1996.

         In connection with a Master Bridge Loan Agreement with certain stockholders of the company in December 1995, the Company issued warrants which expire in December 2000 to purchase a total of 22,727 shares of Common Stock at a price of $11.00 per share.

         Also in December 1995, in connection with a loan and security agreement with a bank consortium, the Company issued warrants which expire in December 2002 to purchase 73,071 shares of Common Stock at a price of $5.78 per share.

         In conjunction with the Company's issuance of 200 shares of Series A Redeemable Preferred Stock in December 1996 (see Note 10), warrants were issued that allow the holders to purchase up to 20,000 shares of the Company's common stock at an exercise price equal to 110% of the closing bid price on December 4, 1996, or $7.425 per share, with an expiration date of December 4, 2001.

         In conjunction with the Structured Equity Line Flexible Financing Agreement in December 1996 (See Note 6), the Company issued a warrant on January 2, 1997 to purchase 250,000 shares of common stock at an exercise price of $8.25 per share. The warrant is exercisable over a period of 5 years from date of issuance. On each of the first, second and third anniversaries of the beginning of the commitment period, the Company will issue the Investor an additional five-year warrant exercisable for a number of shares based on the amount of equity line still available to the Company.

         Common stock

         The Company has the right to repurchase, at the original issue price per share, certain shares of common stock issued to employees, consultants, investors and founders. This right generally expires ratably over a period of time not greater than five years, in accordance with terms determined by the Board of Directors.

         At December 31, 1996 and 1995, outstanding shares of 154,786 and 392,102, respectively, were subject to repurchase at original issue prices ranging from $0.04 to $0.45 per share, including shares issued pursuant to stock purchase rights under the 1994 Stock Plan (see Note 12).

         Dividend restrictions

         The Company's loan agreement with a bank lender prohibits the Company from declaring or paying a dividend without the banks' prior written consent.

         Common shares reserved for future issuance

         The Company has reserved shares of common stock as of December 31, 1996 as follows:

                    1994 Stock Plan...............................................       1,353,347
                    1995 Employee Stock Purchase Plan.............................          88,126
                    1995 Directors Stock Option Plan..............................         150,000
                    Common stock warrants.........................................         384,193
                                                                                       -----------
                                                                                         1,975,666

         In addition, the Company is required to reserve shares of common stock for issuance upon the conversion of the Series A Redeemable Convertible Preferred Stock based on the conversion formula. The amount was approximately 344,000 shares at December 31, 1996.

12.  STOCK PLANS

         1994 Stock Plan

         In August 1994, the Company's Board of Directors (the "Board") adopted the 1994 Stock Plan (the "Plan") which authorizes the Board to grant incentive stock options, nonstatutory stock options, and stock purchase rights for up to 1,349,011 shares of common stock. The Plan was amended in January 1996 to increase the number of shares by 150,989, bringing the total up to 1,500,000 shares of common stock.

         The options under this Plan expire no later than ten years from the date of grant. The exercise price of the incentive stock options, nonstatutory stock options and options granted to 10% shareholders shall be at least 100%, 85%, and 110%, respectively, of the fair value of the stock subject to the option on the grant date. The price for shares purchased pursuant to stock purchase rights by 10% shareholders shall be at least 100% of the fair market value of the stock on the date of grant.

         The options generally become exercisable at such times as determined by the Company's Board of Directors, but in no event at a rate of less than 20% per year for a period of five (5) years from date of grant. Shares granted under the Plan pursuant to stock purchase rights are generally subject to repurchase by the Company at the original issue price per share. The Company's right to repurchase these shares generally expires ratably over a period of time not greater than five years.

         The Company has elected to adopt Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," issued in October 1995. In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date and including stock purchases under the 1995 Employee Stock Purchase Plan as prescribed by SFAS No. 123, net loss and net loss per share would have been increased to the pro forma amounts indicated in the table below:

                                                                           1996                 1995
                                                                           ----                 ----
             Net loss - as reported............................            $(18,514)          $(10,372)
             Net loss - pro forma..............................            $(19,339)          $(10,586)
             Net loss per share - as reported..................            $  (2.71)          $  (2.34)
             Net loss per share - pro forma....................            $  (2.83)          $  (2.39)


         Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1997.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

            Expected stock price volatility ..........................    60.0%
            Risk-free interest rate range  ...........................    4.24% - 6.32%
            Expected life of options .................................  1.125 to 2.0 years
            Option approach ..........................................       multiple


         The weighted average fair value of options granted during 1996 and 1995 was $4.846 and $2.550 per share, respectively.

         In July 1994, in conjunction with a research collaboration agreement, the Company issued an option to purchase 22,483 shares of common stock at $0.45 per share to a consultant under the Plan. The option becomes exercisable based on the achievement of certain technical milestones, except as to 6,745 shares which become exercisable on the earlier of the achievement of milestones or over a period of five years from the date of grant. Compensation expense will be recorded for the options to purchase 15,738 common shares, for which vesting is not fixed, based on the difference between the fair value on the date the milestones are met and the exercise price of the options. The Company may terminate the agreement and cancel all unvested shares at 30 days' written notice. At December 31, 1996, none of the shares were exercisable. No compensation expense has been incurred as of December 31, 1996 as none of the milestones have been met.

         Activity under the plan is summarized as follows:


                                                                                     OUTSTANDING OPTIONS
                                                                       ------------------------------------------------
                                                           SHARES                            RANGE          WEIGHTED
                                                        AVAILABLE FOR     NUMBER OF       OF EXERCISE      AVG. PRICE
                                                           GRANT           SHARES           PRICES         PER SHARE
                                                           -----           ------           ------         ---------
Balance, December 31, 1993                                337,253
  Stock purchase rights grants                            (55,678)              --           $0.45           $0.45
  Options granted                                         (57,772)          57,772           $0.45           $0.45
                                                          --------          ------
Balance, December 31, 1994                                223,803           57,772           $0.45           $0.45
  Additional shares authorized                          1,011,758               --            --               --
  Stock purchase rights granted                           (37,320)              --           $0.45           $0.45
  Options granted                                        (910,178)         910,178        $0.45-2.22         $0.71
  Options exercised                                            --           (3,193)          $0.45           $0.45
  Options and stock purchase rights canceled                9,778           (8,655)          $0.45           $0.45
                                                        ---------        ----------
Balance, December 31, 1995                                297,841          956,102        $0.45-2.22         $0.71
  Additional shares authorized                            150,989               --            --               --
  Options granted                                        (196,540)         196,540        $6.75-11.00        $8.76
  Options exercised                                            --          (62,302)          $0.45           $0.45
  Shares repurchased                                       10,717               --           $0.45           $0.45
  Options canceled                                         57,154          (57,154)          $0.45           $0.45
                                                         --------       -----------
Balance, December 31, 1996                                320,161        1,033,186        $0.45-11.00        $2.04


         At December 31, 1996 and 1995, options to purchase 284,764 and 99,943 shares were exercisable, respectively. For the year ended December 31, 1995, 39,378 shares were issued under the Plan pursuant to stock purchase rights (none at December 31, 1996).

         For the years ended December 31, 1995 and 1996, the Company recorded deferred compensation expense for the difference between the exercise price and the deemed fair value of the Company's common stock, related to shares issued pursuant to stock purchase rights and options granted in 1995 and 1996. These options were granted to provide additional incentives to retain management and key employees. This deferred compensation expense is being amortized over the related vesting period, generally a 48-month period.

         1995 Employee Stock Purchase Plan

         The Company's 1995 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors in December 1995. A total of 100,000 shares of Common Stock has been reserved for issuance under the Purchase Plan. The Purchase Plan is administered by the Compensation Committee of the Board of Directors. Employees (including officers and employee directors) of the Company, or of any majority owned subsidiary designated by the Board of Directors, are eligible to participate if they are employed by the Company or any such subsidiary for at least 20 hours per week and more than 5 months per year. The Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 15% of an employee's compensation, at a price equal to the lower of 85% of the fair market value of the Company's Common Stock at the beginning or end of the offering period. As of December 31, 1996, 11,874 shares had been issued under the plan and 88,126 shares were reserved for future issuance.

         1995 Director Stock Option Plan

         The 1995 Director Stock Option Plan (the "Directors' Plan") was adopted by the Board of Directors in December 1995. A total of 150,000 shares of Common Stock has been reserved for issuance under the Directors' Plan. The Directors' Plan provides for the grant of nonstatutory stock options to nonemployee directors of the Company.

         The Directors' Plan provides that each person who first becomes a nonemployee director of the Company after the date of the Company's initial public offering shall be granted a nonstatutory stock option to purchase 30,000 shares of Common Stock (the "First Option") on the date on which the optionee first becomes a nonemployee director of the Company. The First Option was not granted to any nonemployee director who was a director as of the date of the offering. Thereafter, on the date of each annual meeting of the Company's stockholders, each nonemployee director (including directors who were not eligible for a First Option) shall be granted an additional option to purchase 7,500 shares of Common Stock (a "Subsequent Option") if, on such date, he or she shall have served on the Company's Board of Directors for at least six months.

         The Directors' Plan provides that the First Option shall become exercisable in installments as to 25% of the total number of shares subject to the First Option on each of the first, second, third and fourth anniversaries of the date of grant of the First Option; each Subsequent Option shall become exercisable in full on the first anniversary of the date of grant of that Subsequent Option. The exercise price of all stock options granted under the Directors' Plan shall be equal to the fair market value of a share of the Company's Common Stock on the date of grant of the option. Options granted under the Directors' Plan have a term of ten years. No options were granted or outstanding under the Directors' Plan at December 31, 1996.

13.  INCOME TAXES

         As of December 31, 1996, the Company had a federal net operating loss carryforward of approximately $32,400,000. The net operating loss carryforward will expire at various dates beginning from 2008 through 2011, if not utilized.

         Significant components of the Company's deferred tax assets are as follows:


                                                            DECEMBER 31,
                                                      -------------------------
                                                        1996            1995
                                                        ----            ----
                                                           (IN THOUSANDS)
       Net operating loss carryforward..........      $ 11,300          $ 5,500
       Capitalized research and development.....         1,200            1,400
       Research credits (expires 2008-2011).....           800              400
       Other....................................         1,200               --
                                                      --------          -------
       Net deferred tax assets..................        14,500            7,300
       Valuation allowance......................       (14,500)          (7,300)
                                                      --------          -------
                 Total..........................      $     --          $    --
                                                      ========          =======

         Because of the Company's lack of earnings history, the net deferred tax asset has been fully offset by a valuation allowance.

         Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the "ownership change" provisions of the Internal Revenue Code of 1986.