Form 10-K/A
period 1996-12-31
CONNECTIVE THERAPEUTICS INC
filed 1997-04-14
CIK 1004960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-K/A

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


         The Company's development portfolio consists of four products. Gamma interferon 1(b) ("gamma interferon") is in Phase III testing for the treatment of atopic dermatitis and Phase II testing for keloids. Betamethasone mousse will be evaluated in a Phase III clinical trial that commenced in April 1997 for the treatment of scalp psoriasis. ConXn(TM) (recombinant human relaxin H2) ("relaxin") is in Phase II testing for the treatment of scleroderma. T-cell receptor peptide vaccines ("TCR vaccines") are being evaluated in a Phase I/II trial for multiple sclerosis and preclinical studies for rheumatoid arthritis.


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

         Betamethasone mousse program

         In June 1996, the Company signed an agreement with Soltec Research PTY Ltd. which granted Connective an exclusive license to develop and market betamethasone mousse in North America. The product is being marketed in the United Kingdom by Evans Medical Ltd., a division of Medera PLC. Betamethasone mousse is a mousse formulation of betamethasone 17-alpha-valerate, a corticosteroid currently marketed in the U.S. for the treatment of scalp psoriasis. The foam formulation has been shown to liquify when applied to the body, enabling rapid penetration of active dermatologic agent. This formulation is designed to be easier to apply and less messy than currently marketed scalp lotions and gels. In addition, the ease of use and patient acceptability may enhance patient compliance.


         Psoriasis. Psoriasis, a chronic, recurrent dermatologic disease characterized by inflammation and thickening of the skin, is estimated to affect over 5 million people in the U.S. Scalp psoriasis, a distinct manifestation of psoriasis, is a serious problem for more than 60 percent of psoriatics. Over 1.2 million patients are in treatment at any time in the United States. Patients with scalp psoriasis suffer from various degrees of erythema, scaling and itching associated with the disease, and the disease course typically involves periods of remission followed by acute exacerbations. In a comparative clinical trial of betamethasone mousse against placebo in scalp psoriasis patients in the U.K., patients treated with betamethasone mousse showed statistically significant improvement in erythema (redness), scaling and plaque. The product was well tolerated and no adverse systemic effects were noted. In April 1997, the Company commenced a Phase III clinical trial for betamethasone mousse, which if successful, could lead to the submission of a New Drug Application for marketing the product in the United States.

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

MARKETING AND SALES


         The Company's business strategy is based upon the belief that Connective should retain marketing rights for products in the areas of rheumatology and dermatology in the United States and Canada. The Company believes that a large, general sales and marketing infrastructure is not required to effectively and successfully maximize the commercial potential of products in the changing health care market, and in particular products directed toward the treatment of connective tissue disorders. The Company is targeting its commercial activities at rheumatologists and dermatologists, which can be served by a focused and specialized marketing organization. The Company intends to develop a highly trained, high quality, niche oriented commercial organization to market the Company's in-licensed and internally developed products. With regard to Ridaura, the Company has a transitional services agreement with SmithKline ending December 31, 1997 whereby SmithKline is performing order entry, packaging, shipping, invoicing and credit and collection services for Ridaura on behalf of the Company. The Company intends to take over these functions in January 1998 with its own sales and administrative personnel. On the marketing side, the Company plans to "relaunch" Ridaura in the second quarter of 1997.


         Outside the United States, the Company's strategy is to establish development, marketing and distribution agreements with pharmaceutical companies. The Company is engaged in discussions with a number of pharmaceutical companies regarding marketing and sales alliances for both ConXn(TM) and its TCR Peptide products for the European and Asian markets.


         As of December 31, 1996, the Company had no employees devoted to marketing and sales. In connection with its acquisition of U.S. and Canadian rights to Ridaura, the Company intends to hire persons for its marketing and sales functions and had hired three such employees as of March 31, 1997.


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


FUTURE CAPITAL REQUIREMENTS AND UNCERTAINTY OF FUTURE FUNDING; DILUTIVE AND OTHER EFFECTS OF EQUITY LINE ARRANGEMENT



         The Company expects that its current cash and cash equivalents and short-term investments, will be sufficient to fund the Company's operations through 1997. In addition, the development of the Company's products will require the commitment of substantial resources to conduct the time-consuming research and development, clinical studies and regulatory activities necessary to bring any potential medical product to market and to establish production, marketing and sales capabilities. The Company may need to raise substantial additional funds for these purposes. The Company may seek such additional funding through collaborative arrangements and through public or private financings, including equity financings. Any additional equity financing, if available, may be dilutive to stockholders and any debt financing, if available, may restrict the Company's ability to pay dividends on its capital stock or the manner in which the Company conducts its business. The Company has secured an equity line that allows the Company to raise up to $25 million from a certain institutional investor over a three-year period beginning on or before December 1, 1997. Other than this equity line, however, the Company currently has no commitments for any additional financings and there can be no assurance that any such financings will be available to the Company or that adequate funds for the Company's operations, whether from financial markets, collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms attractive to the Company. The inability to obtain sufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs, to limit the marketing of its products or to license third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop and market itself.



         While the equity line arrangement discussed above will help provide the Company with additional future financing, the sale of shares thereunder will have a dilutive impact on other stockholders of the Company. As a result, the Company net income (loss) per share could be materially decreased (increased) in future periods, and the market price of the Company's Common Stock could be materially and adversely affected. In addition, the shares to be issued under the equity line will be issued at a discount (of up to 15%) to the Company's then-prevailing market price. These discounted sales could have an immediate adverse effect on the market price of the Company's Common Stock. The Company also has an obligation to register the shares to be issued under the equity line before the start of the commitment period; therefore, the shares sold under the equity line will generally be eligible for immediate resale, which could further adversely affect the Company's stock price. Finally, the equity line arrangement will not be available to the Company if its trading price falls below $7.00 per share, which could require the Company to seek funds from other sources (with the attendant risk factors set forth in the preceding paragraph).

        As a commitment fee to the equity line investor, the Company has issued a five-year warrant exercisable for 250,000 shares of Common Stock at an exercise price of $8.25 per share (the "Warrant"). On each of the first, second, and third anniversaries of the beginning of the equity line commitment period, the Company will issue the equity line investor an additional five-year warrant exercisable for a number of shares based on the amount of the equity line unused by the Company in the preceding year (up to a maximum of 25,000 warrant shares if the Company has not drawn any amount under the equity line in the year and decreasing to zero to the extent the Company has drawn down up to $8.33 million in the year). The Company is obligated to file a registration statement covering the resale of the share issuable upon the exercise of such additional warrants. The issuance and exercise of any such additional warrants would have a dilutive effect on the Company's stockholders and could have an adverse effect on the Company's stock price, as could the resale of the shares acquired thereunder.

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


POTENTIAL EFFECTS OF GUARANTEE OF VALUE OF SHARES ISSUED TO SMITHKLINE

         In connection with its acquisition of U.S. and Canadian rights to Ridaura in December 1996, the Company issued 637,733 shares of Common Stock to SmithKline Beecham Properties, Inc. ("SBP"). The total value of the shares issued to SBP is required to be $9.0 million on December 31, 1997; to achieve such value, the Company may be obligated to issue additional shares to SBP on such date, or may repurchase a portion of the originally-issued shares to reduce the market value of the remaining shares to $9.0 million. In the event the Company is required to issue a substantial number of additional shares to SBP, such issuance will have a dilutive impact on the other stockholders of the Company. As a result, the Company net income (loss) per share could be materially decreased (increased) in future periods, and the market price of the Company's Common Stock could be materially and adversely affected. In addition, SBP currently owns approximately 7.0% of the Company's outstanding shares of Common Stock. An additional issuance of a number of shares to SBP would increase SBP's ownership percentage and give SBP increased influence in matters requiring a stockholder vote, such as electing directors or approving a merger or sale of the Company.

         Under the rules of the Nasdaq Stock Market, in the event that a second issuance to SBP would result in SBP receiving more than 19.9% of more of the Company's outstanding Common Stock as of December 30, 1996, the Company would be required to obtain approval of the Company's stockholders for the overall issuance of shares to SBP. If such approval is not obtained by the Company, SBP has the right to receive the cash value of the required second issuance. Such a cash payment would divert the Company's available liquid resources away from the Company's operations and development programs, which could have a material adverse effect on the Company's business and its results of operations.


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


         Accounts payable increased to $4.2 million at December 31, 1996, an $3.7 million increase from accounts payable at December 31, 1995. The increase in accounts payable was primarily due to the Company's obligation to make a $3.0 million cash payment to SmithKline in January 1997, as part of the consideration for the acquisition of rights to Ridaura, and to payable expenses at December 31, 1996 related to the Phase III clinical trial of gamma interferon for the treatment of atopic dermatitis. Accrued liabilities increased by $1.2 million from $808,000 at fiscal year-end 1995 to $2.0 million at fiscal year-end 1996, which was primarily due to anticipated consulting and legal fees associated with the Ridaura acquisition, and to clinical trial accruals related to the Phase III clinical trial of gamma interferon for the treatment of atopic dermatitis and the Phase II clinical trial of ConXn for the treatment of scleroderma.



         In connection with its acquisition of the U.S. and Canadian rights to Ridaura, the Company issued an $11.0 promissory note to SmithKline, which is due and payable for $6.0 million in January 1998 and $5.0 million in January 1999. The Company intends to repay this note through revenues generated from Ridaura sales, from raising additional funding (if available), and/or from available working capital. The Company believes it will be able to repay such note as it becomes due.


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


         On January 2, 1997, the Company entered into a Structured Equity Line Flexible Financing Agreement (the "Equity Line Agreement") with Kepler Capital LLC ("Kepler") that allows the Company to access up to $25 million through sales of its Common Stock. The equity line will be available for a three-year period beginning on or before December 1, 1997. The Equity Line Agreement provides that the Company can, at its option, obtain from $500,000 to $2,000,000 at any one time through a sale of its Common Stock to Kepler, subject to the satisfaction of certain conditions, including registration of shares for resale, minimum volume requirements, and a minimum trading price of $7.00 per share over a specified period. In addition, the Company must sell $500,000 of its Common Stock from time to time if the price per share exceeds $10.00 and minimum volume requirements are met. (See
Note 6 of Notes to Financial Statements)

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

    10.9(1)(2)    Technical Collaboration and Manufacturing Agreement, dated May 24, 1994, by and between the
                  Company and Scios Nova Inc.
    10.10(1)(2)   Technology  Acquisition  Agreement  dated  June 3,  1994 by and  between  the  Company  and  XOMA
                  Corporation, and License Agreement dated February 27,  1990 by and between Arthur A.  Vandenbark,
                  Ph.D. and XOMA Corporation.
    10.11(1)(2)   Agreement  on  Interferon  Gamma-1B  dated  December 8,  1995  by and  between  the  Company  and
                  Genentech, Inc.
    10.12(1)      Equipment Lease Line, dated May 31, 1994 with Lease Management Services, Inc.
    10.13(1)      Business Loan  Agreement,  dated  July 18,  1995,  between the Company,  Silicon  Valley Bank and
                  MMC/GATX Partnership No. 1.
    10.14(1)(2)   Research  Collaboration and Assignment  Agreement,  dated July 1,  1994,  between the Company and
                  Dr. Arthur A. Vandenbark.
    10.15(1)      Employment and Bonus Agreement between the Company and Edward Amento, dated November 17, 1993.
    10.16(1)      Secured  Loan  Agreements  between the  Company  and Edward  Amento  dated  November 1,  1993 and
                  July 11, 1994, respectively.
    10.17(1)      Consulting Agreement dated November 17, 1993 between the Company and Brian Seed.
    10.18(1)      Consulting Agreement dated November 17, 1993 between the Company and Eugene Bauer.
    10.19(1)      Employment Agreement dated June 9, 1994 between the Company and Thomas Wiggans.
    10.20(1)      Loan Agreements between the Company and Thomas Wiggans dated July 15, 1994 and August 1, 1994.
    10.21(1)      Letter Agreement with G. Kirk Raab dated October 1, 1995.
    10.23(1)      Facility Master Lease between the Company and Renault & Handley dated February 9, 1994.
    10.26(1)      Loan and Security  Agreement  dated  December 21,  1995 by and among the Company,  Silicon Valley
                  Bank and MMC/GATX Partnership No. 1.
    10.27(3)(2)   Agreement on Relaxin Rights in Asia dated April 1, 1996 between the Company and Mitsubishi
                  Chemical Corporation (Exhibits A and B to Exhibit 10.27 have been previously filed as Exhibit 10.6 above. Confidential treatment has been granted as to certain portions of Exhibit 10.6 by the SEC).
    10.28(3)(2)   Soltec License Agreement dated June 14, 1996.
    10.29(4)      Laboratory Services Agreement dated October 24, 1996.
    10.30(4)      Agreement with Dr. Edward Amento dated October 24, 1996.
    10.31(4)      Form of Directors and Officers Change in Control Agreement
    10.32(5)      Common  Stock  Purchase  Agreement,  dated  December 4, 1996 by and among the Company and certain investors.
    10.33(5)      Registration  Rights  Agreement,  dated  December  4, 1996 by and among the  Company  and certain investors.
    10.34(5)      Securities  Purchase  Agreement,  dated  December  4, 1996 by and among the Company and a certain purchaser.
    10.35(5)      Warrant, dated December 4, 1996 between the Company and a certain purchaser.
    10.36(6)+     Asset  Purchase  Agreement  dated  December  2, 1996  between  the  Company,  SmithKline  Beecham
                  Corporation,  SmithKline Beecham Pharma Inc., SmithKline Beecham Properties,  Inc. and SmithKline
                  Beecham Inter-American Corporation.
    10.37(6)      Stock  Issuance  Agreement  dated  December 31, 1996 between the Company and  SmithKline  Beecham
                  Properties, Inc.
    10.38(6)      Secured Promissory Note dated December 31, 1996 issued to SmithKline Beecham Corporation.
    10.39(6)      Security   Agreement  dated  December  31,  1996  between  the  Company  and  SmithKline  Beecham
                  Corporation.
    10.40(6)+     Supply Agreement dated December 31, 1996 between the Company and SmithKline Beecham Corporation.
    10.41(6)      Transitional  Services  Agreement  dated  December  31, 1996  between the Company and  SmithKline
                  Beecham Corporation.
    10.42(7)      Structured  Equity Line Flexible  Financing  Agreement  dated January 2, 1997 between the Company and Kepler Capital LLC.



    10.43(7)      Registration Rights Agreement dated January 2, 1997 between the Company and Kepler Capital LLC.
    11.1(7)       Statement of Computation of Net Loss Per Share.
    23.1          Consent of Ernst & Young LLP, Independent Auditors.
    24.1(7)       Power of Attorney (see page 44 of the originally-filed
                  version of this Report)
    27.1(7)       Financial Data Schedule (EDGAR - filed version only)

================================================================================

+    Certain portions of this Exhibit have been omitted for which confidential treatment has been requested and filed separately by the Securities and Exchange Commission.

* This item is a compensatory plan required to be listed as an exhibit to this form pursuant to Item 601(a)(10)(iii) of Regulation S-K.


     1. Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-1 (File No. 33-80261) declared effective by the Securities and Exchange Commission (the "SEC") on January 31, 1996.
     2. Certain portions of this Exhibit were granted confidential treatment pursuant to an order from the SEC.
     3. Incorporated by reference from an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-27406) filed with the SEC for the fiscal quarter ended June 30, 1996.
     4. Incorporated by reference from an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-27406) filed with the SEC for the fiscal quarter ended September 30, 1996.
     5. Incorporated by reference from an exhibit to the Company's Report on Form 8-K (File No. 0-27406) dated December 4, 1996.
     6. Incorporated by reference from an exhibit to the Company's Report on Form 8-K (File No. 0-27406) dated January 15, 1997.
     7. Incorporated by reference from an exhibit to the originally-filed Report on Form 10-K (File No. 0-27406) for the year ended December 31, 1996.


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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Palo Alto, California on this 11th day of April 1997.

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


                SIGNATURE                  TITLE                                        DATE
                ---------                  -----                                        ----

             /s/ THOMAS G. WIGGANS*        President, Chief Executive Officer
     ----------------------------------    and Director
                 Thomas G. Wiggans         (Principal Executive Officer)
                                                                                   April 11, 1997

             /s/ CYNTHIA M. BUTITTA*       Vice President of Finance and
     ----------------------------------    Administration and Chief
                 Cynthia M. Butitta        Financial Officer (Principal
                                           Financial and Accounting
                                           Officer)                                April 11, 1997

             /s/ G. KIRK RAAB*             Chairman of the Board of
     ----------------------------------    Directors
                 G. Kirk Raab                                                      April 11, 1997

             /s/ EDWARD P. AMENTO*         Director
     ----------------------------------
                 Edward P. Amento                                                  April 11, 1997

             /s/ ALEXANDER E. BARKAS*      Director
     ----------------------------------
                 Alexander E. Barkas                                               April 11, 1997

             /s/ EUGENE A. BAUER*          Director
     ----------------------------------
                 Eugene A. Bauer                                                   April 11, 1997

             /s/ ROBERT E. CURRY*          Director
     ----------------------------------
                 Robert E. Curry                                                   April 11, 1997

             /s/ BRIAN H. DOVEY*           Director
     ----------------------------------
                 Brian H. Dovey                                                    April 11, 1997

             /s/ THOMAS D. KILEY*          Director
     ----------------------------------
                 Thomas D. Kiley                                                   April 11, 1997

             /s/ KENNETH B. PLUMLEE*       Director
     ----------------------------------
                 Kenneth B. Plumlee                                                April 11, 1997

             /s/ JOSEPH J. RUVANE, JR.*    Director
     ----------------------------------
                 Joseph J. Ruvane, Jr.                                             April 11, 1997

             /s/ PETRI T. VAINIO*          Director
    ----------------------------------
                 Petri T. Vainio                                                   April 11, 1997


   *By:     /s/ CYNTHIA M. BUTITTA
       -------------------------------
                Attorney-in-Fact                                                   April 11, 1997





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

         Structured Equity Line Flexible Financing

         On January 2, 1997, the Company entered into a Structured Equity Line Flexible Financing Agreement (the "Agreement") with Kepler Capital LLC ("Kepler") that allows the Company to access up to $25 million through sales of its Common Stock. The equity line will be available for a three-year period beginning on or before December 1, 1997. The Agreement provides that the Company can obtain from $500,000 to $2,000,000 at any one time through a sale of its Common Stock to Kepler, subject to the satisfaction of certain conditions, including registration of the shares for resale, minimum volume requirements, and a minimum trading price of $7.00 per share over a specified period. In addition, the Company must sell $500,000 of its Common Stock from time to time if the price per share exceeds $10.00 and certain volume conditions are met. Such sales will occur no more frequently than every 60 trading days. Any shares sold under the equity line will be priced at 93% of the lesser of (i) the average of the daily low trading price of the Common Stock for the 5 days preceding the sale and (ii) the weighted average of daily low trading price of the Common Stock during a valuation period. The purchase price will be subject to further adjustment, up to a maximum discount of 15% depending on the length of the valuation period - the period following the purchase date and ending on the day, not to exceed 80 trading days, on which the aggregate value of open market trading during the period equals or exceeds the aggregate value of open market trading during the 20 days preceding the purchase date. As a commitment fee to Kepler for keeping the equity line available, the Company has issued a warrant to purchase 250,000 shares of Common Stock (see Note 11).

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


         The weighted average contractual lives of the options outstanding at December 31, 1996 and 1995 were 8.84 and 9.65, respectively. At December 31, 1996 and 1995, options to purchase 284,764 and 99,943 shares were exercisable, respectively at weighted average exercise prices of $2.329 and $0.7063, respectively. For the year ended December 31, 1995, 39,378 shares were issued under the Plan pursuant to stock purchase rights (none at December 31, 1996).



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