Form 10-K/A
period 1996-12-31
CONNECTIVE THERAPEUTICS INC
filed 1997-04-28
CIK 1004960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A-2
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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



         Under its agreement with SmithKline, the Company acquired all rights, title and interest to SmithKline's U.S. and Canadian intellectual property rights for Ridaura(R), along with related assets such as customer lists, contracts, product files and unfilled customer orders. Although the patent for Ridaura(R) has expired, the Company intends to use the other valuable intellectual property rights and assets acquired to market the product in the U.S. and Canada.



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

MANAGEMENT OF RIDAURA(R) ACQUISITION; UNCERTAINTY OF FUTURE RIDAURA(R) REVENUES


         The Company's success will depend in part on its ability to manage its recent acquisition of the exclusive U.S. and Canadian rights to Ridaura(R). Although SmithKline is continuing to manage certain sales and distribution operations through 1997, the Company will be required to recruit a substantial number of qualified employees to market, sell and distribute Ridaura(R). If the Company is unable to hire a sufficient number of employees with the appropriate levels of experience to build these departments, or if the Company is unable to effectively manage the integration of its rights to Ridaura(R) into the Company's product line, the Company's business, financial condition and results of operations could be materially and adversely affected. In addition, while the Company believes in the potential of Ridaura(R), there can be no assurance that the Company's Ridaura(R) revenues will equal or exceed those achieved by SmithKline over the last several years. If the Company is not able to market and sell Ridaura(R) successfully, the Company's business, financial condition and results of operations could be materially and adversely affected. Furthermore, the patent for Ridaura(R) has expired; therefore, the Company will be unable to assert patent infringement claims against a third party marketing the same product under a different trade name, which could have a material adverse effect on the Company's business, financial condition, and results of operations.



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


                                                                                                             Period from
                                                                                                              inception
                                                                                                            (February 8,
                                                                  Years Ended December 31,                     1993) to
                                                       -----------------------------------------------       December 31,
                                                           1996             1995              1994              1993
                                                       -----------       -----------       -----------       -----------
Statement of Operations Data:
Product revenues                                       $       428       $      --         $      --         $      --

Operating costs and expenses:
     License amortization                                      594              --                --                --
     Research and development                               13,161             8,271             6,436               836
     General and administrative                              5,434             2,113             1,317               240
                                                       -----------       -----------       -----------       -----------
Total operating costs and expenses                          19,189            10,384             7,753             1,076

Loss from operations                                       (18,761)          (10,384)           (7,753)           (1,076)

Interest income (expense), net                                 247                12               (97)               (2)
                                                       -----------       -----------       -----------       -----------
Net loss                                               $   (18,514)      $   (10,372)      $    (7,850)      $    (1,078)
                                                       ===========       ===========       ===========       ===========

Net loss per share                                     $     (2.71)

Shares used to calculate net loss per share              6,824,668
Pro forma net loss per share                                                  $(1.79)

Shares used to calculate pro forma net
      loss per share                                                       5,778,372

Balance Sheet Data:
Cash, cash equivalents and short-term investments      $    24,554       $     9,023       $     1,287       $       729
Working capital                                             14,820             5,844              (979)             (147)
Total assets                                                47,922            11,796             2,901               930
Notes payable                                                 --               2,205             1,350              --
Non-current portion of capital lease obligations,
     capital loans and long-term debt                        2,978             4,933               829                13
Other long-term liabilities (1)                             10,858             1,262             1,293              --
Redeemable convertible preferred stock                       2,000              --                --                --
Total stockholders' equity (net capital deficiency)         21,800                63            (2,919)              (60)


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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Palo Alto, California on this 25th day of April 1997.



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

                SIGNATURE                  TITLE                                        DATE
                ---------                  -----                                        ----

             /s/ THOMAS G. WIGGANS*        President, Chief Executive Officer
     ----------------------------------    and Director
                 Thomas G. Wiggans         (Principal Executive Officer)
                                                                                   April 25, 1997

             /s/ CYNTHIA M. BUTITTA*       Vice President of Finance and
     ----------------------------------    Administration and Chief
                 Cynthia M. Butitta        Financial Officer (Principal
                                           Financial and Accounting
                                           Officer)                                April 25, 1997

             /s/ G. KIRK RAAB*             Chairman of the Board of
     ----------------------------------    Directors
                 G. Kirk Raab                                                      April 25, 1997

             /s/ EDWARD P. AMENTO*         Director
     ----------------------------------
                 Edward P. Amento                                                  April 25, 1997

             /s/ ALEXANDER E. BARKAS*      Director
     ----------------------------------
                 Alexander E. Barkas                                               April 25, 1997

             /s/ EUGENE A. BAUER*          Director
     ----------------------------------
                 Eugene A. Bauer                                                   April 25, 1997

             /s/ ROBERT E. CURRY*          Director
     ----------------------------------
                 Robert E. Curry                                                   April 25, 1997

             /s/ BRIAN H. DOVEY*           Director
     ----------------------------------
                 Brian H. Dovey                                                    April 25, 1997

             /s/ THOMAS D. KILEY*          Director
     ----------------------------------
                 Thomas D. Kiley                                                   April 25, 1997

             /s/ KENNETH B. PLUMLEE*       Director
     ----------------------------------
                 Kenneth B. Plumlee                                                April 25, 1997

             /s/ JOSEPH J. RUVANE, JR.*    Director
     ----------------------------------
                 Joseph J. Ruvane, Jr.                                             April 25, 1997

             /s/ PETRI T. VAINIO*          Director
    ----------------------------------
                 Petri T. Vainio                                                   April 25, 1997


   *By:     /s/ CYNTHIA M. BUTITTA
       -------------------------------
                Attorney-in-Fact                                                   April 25, 1997





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

                          CONNECTIVE THERAPEUTICS, INC.
                            STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                        YEARS ENDED DECEMBER 31,
                                                      --------------------------------------------------------------
                                                             1996              1995             1994
                                                             ----              ----             ----

Product revenues                                         $       428      $      --        $      --

Operating costs and expenses:
  License amortization                                           594             --               --
  Research and development                                    13,161            8,271            6,436
  General and administrative                                   5,434            2,113            1,317
                                                         -----------      -----------      -----------
Total operating expenses                                      19,189           10,384            7,753

Interest income                                                1,190              405               38
Interest expense                                                (943)            (393)            (135)
                                                         -----------      -----------      -----------
Net loss                                                 $   (18,514)     $   (10,372)     $    (7,850)
                                                         ===========      ===========      ===========

Net loss per share                                       $     (2.71)

Shares used to calculate net loss per share                6,824,668
Pro forma net loss per share                                                   $(1.79)

Shares used to calculate pro forma
  net loss per share                                                        5,778,372

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

         Net loss per share


         Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and convertible preferred stock are excluded from the computation as their effect is antidilutive, except that, pursuant to Securities and Exchange Commission Staff Accounting Bulletins, common equivalent shares issued during the twelve-month period prior to the initial public offering in February 1996 have been included in the calculation as if they were outstanding for all periods through December 31, 1995 (using the treasury stock method for stock options and the anticipated offering price). Historical net loss per share calculated on this basis for 1995 was $(2.34). Pro forma net loss per share for 1995 has been computed as described above and also gives effect to the conversion of convertible preferred shares not included above that automatically converted into common shares upon completion of the Company's initial public offering (using the if-converted method) from the original date of issuance.

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