Form 10-Q
period 1997-03-31
CONNECTIVE THERAPEUTICS INC
filed 1997-05-15
CIK 1004960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


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

       Registrant's telephone number, including area code: (415) 843-2800








Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.    Yes   X   No
                                                   ----     ----

As of May 9, 1997, 9,091,763 shares of the Registrant's common stock were outstanding, at $0.001 par value.

                          CONNECTIVE THERAPEUTICS, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                TABLE OF CONTENTS


                                                                                               Page
                                                                                               ----
PART I.      FINANCIAL INFORMATION

             Item 1.   Financial Statements

                       Condensed Balance Sheets at March 31, 1997 and December 31, 1996...........3


                       Condensed Statements of Operations for the three months ended March
                       31, 1997 and 1996..........................................................4


                       Condensed Statements of Cash Flows for the three months ended March
                       31, 1997 and 1996..........................................................5

 .                      Notes to Condensed Financial Statements....................................6

             Item 2.   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations..............................7

             Item 3.   Quantitative and Qualitative Disclosures About Market Risks...............10

PART II.     OTHER INFORMATION

             Item 1.   Legal Proceedings.........................................................11

             Item 2.   Changes in Securities.....................................................11

             Item 3.   Defaults Upon Senior Securities...........................................11

             Item 4.   Submission of Matters to a Vote of Security Holders.......................11

             Item 5.   Other Information.........................................................11

             Item 6.   Exhibits and Reports on Form 8-K..........................................11

                           Exhibits..............................................................11

                           Reports on Form 8-K...................................................11

SIGNATURE              ..........................................................................12

PART I.    FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS

                          CONNECTIVE THERAPEUTICS, INC.

                            CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                       MARCH 31,       DECEMBER 31,
                                                                                         1997             1996
                                                                                      ----------        ---------
                                                                                      (UNAUDITED)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                         $  7,730          $ 14,555
    Short-term investments                                                               7,153             9,999
    Accounts and other receivables                                                       1,359               428
    Prepaid expenses and other current assets                                               49               124
                                                                                      --------          --------
        Total current assets                                                            16,291            25,106

Property and equipment, net                                                              1,687             1,484
Notes receivable from related parties                                                      305               301
Deposits and other assets                                                                  226               250
License agreements and product rights                                                   19,000            20,781
                                                                                      --------          --------
                                                                                      $ 37,509          $ 47,922
                                                                                      ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                  $  1,330          $  4,179
    Accrued and other current liabilities                                                3,169             2,023
    Accrued process development expenses                                                   378             1,198
    Accrued payroll and related expenses                                                   381               394
    Notes payable                                                                        5,170                --
    Current portion of capital lease obligations, capital loans and
      long-term debt                                                                     2,569             2,408
                                                                                      --------          --------
        Total current liabilities                                                       12,997            10,202

Noncurrent portion of capital lease obligations, capital loans and
  long-term debt                                                                         2,475             3,062
Other long-term liabilities                                                              5,765            10,858
Redeemable convertible preferred stock, Series A                                         2,000             2,000

Commitments

Stockholders' equity:
    Preferred stock, $0.001 par value: 5,000,000 share authorized; redeemable convertible preferred stock, Series A, 200 shares issued and outstanding at March 31, 1997 and December 31, 1996; and preferred
        stock, no shares issued and outstanding at March 31, 1997
        and December 31, 1996                                                               --                --
    Common stock, $0.001 par value:  50,000,000 shares authorized;
        9,087,453 shares issued and outstanding at March 31, 1997 and
        9,057,393 shares issued and outstanding at December 31, 1996                         9                 9
    Additional paid in capital                                                          60,935            60,998
    Notes receivable from stockholders                                                     (75)              (75)
    Deferred compensation, net                                                          (1,175)           (1,315)
    Other                                                                                   (5)               (3)
    Accumulated deficit                                                                (45,417)          (37,814)
                                                                                      --------          --------
Total stockholders' equity                                                              14,272            21,800
                                                                                      --------          --------
                                                                                      $ 37,509          $ 47,922
                                                                                      ========          ========

                  See notes to condensed financial statements.

                          CONNECTIVE THERAPEUTICS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                 --------------------------
                                                     1997           1996
                                                 -----------    -----------

Product revenues                                 $     1,453    $        --


Operating costs and expenses:
    Cost of product sales                                226             --
    License amortization                               1,781             --
    Research and development                           5,165          2,144
    Selling, general and administrative                1,621          1,299
                                                 -----------    -----------
Total operating expenses                               8,793          3,443
Interest income                                          235            261
Interest expense                                        (452)          (264)
                                                 -----------    -----------

Net loss                                         $    (7,557)   $    (3,446)
                                                 ===========    ===========

Net loss per share                               $     (0.84)   $     (0.72)
                                                 ===========    ===========

Shares used to calculate net loss per share        9,077,580      4,790,875
                                                 ===========    ===========








                  See notes to condensed financial statements.

                          CONNECTIVE THERAPEUTICS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)




                                                                                   THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                -------------------------
                                                                                   1997            1996
                                                                                ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                        $ (7,557)       $ (3,446)

Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation and amortization                                                  1,956             150
    Amortization of deferred compensation                                            135             186
    Accrued interest on notes payable                                                277              --
    Changes in assets and liabilities:
        Current and other assets                                                    (859)            532
        Current and other liabilities                                              2,356            (544)
        Other long-term liabilities                                               (5,093)             --
                                                                                --------        --------

Net cash used by operating activities                                             (8,785)         (3,122)
                                                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                                                   --         (25,575)
Sales and maturities of short-term investments, net                                2,844          13,608
Capital expenditures                                                                (354)           (116)
                                                                                --------        --------

Net cash used in investing activities                                              2,490         (12,083)
                                                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of notes payable                                                              --          (2,205)
Proceeds from capital loans and long-term debt                                       122              --
Payments on obligations under capital leases and capital                            (594)            (91)
    loans
Proceeds from issuance of preferred and common stock,
    net of issuance costs                                                            (58)         24,678
                                                                                --------        --------

Net cash provided by financing activities                                           (530)         22,382
                                                                                --------        --------

Net increase in cash and cash equivalents                                         (6,825)          7,177
Cash and cash equivalents at beginning of period                                  14,555           9,023
                                                                                --------        --------

Cash and cash equivalents at end of period                                      $  7,730        $ 16,200
                                                                                ========        ========

SUPPLEMENTARY INFORMATION:
Interest paid                                                                   $    176        $    358
                                                                                ========        ========


                  See notes to condensed financial statements.

                          CONNECTIVE THERAPEUTICS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)


1.      BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Connective Therapeutics, Inc. (the "Company" or "Connective") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Form 10-K.

2.      NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and convertible preferred stock are excluded from the computation as their effect is antidilutive, except that, pursuant to Securities and Exchange Commission Staff Accounting Bulletins.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128), which requires the Company to simplify the calculation of earnings per share ("EPS") and achieve comparability with the recently issued International Accounting Standard No. 33, "Earnings Per Share." Statement No. 128 is effective for both interim and annual financial statements for periods ending after December 15, 1997. As a result, the Company will continue to compute EPS in accordance with Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share," and will adopt and report on SFAS 128 new EPS basis in the fourth quarter ended December 31, 1997. The impact of SFAS 128 is not expected to be material to the Company's financial statements.

3.      LIQUIDITY AND FINANCIAL VIABILITY

In the course of its development activities, the Company has sustained continuing operating losses and expects such losses to continue over at least the next few years. The Company plans to continue to finance its operating activities with a combination of stock sales, such as the initial public offering completed in February 1996 and the self-managed private financings in December 1996, payments from corporate partnering arrangements, acquisition of revenue generating products such as Ridaura (R) and/or debt financing. Ultimately, the Company's ability to continue as a going concern in the near future is dependent upon obtaining substantial additional financings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE: EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED THEREIN, THE FOLLOWING DISCUSSION CONSISTS OF FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS OR EVENTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, UNCERTAINTY OF PRODUCT DEVELOPMENT AND MARKET ACCEPTANCE; UNCERTAINTY OF FUTURE RIDAURA(R) REVENUES; UNCERTAINTY OF FUTURE PROFITABILITY; FUTURE CAPITAL REQUIREMENTS AND UNCERTAINTY OF FUTURE FUNDING; AND RISKS ASSOCIATED WITH POSSIBLE FUTURE PRODUCT ACQUISITIONS. ADDITIONAL INFORMATION CONCERNING THESE AND OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD LOOKING STATEMENTS IS CONTAINED UNDER THE HEADING "OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS" COMMENCING ON PAGE 21 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

The following discussion should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the year ended December 31, 1996.

OVERVIEW

Connective Therapeutics, Inc. acquires, develops and markets products in the areas of rheumatology and dermatology. The Company acquired the North American rights to Ridaura(R) (auranofin), a treatment for rheumatoid arthritis, from SmithKline Beecham Corporation and related entities ("SmithKline") in December 1996. Under a related Transitional Services Agreement, customer orders and distribution for Ridaura(R) will continue to be managed by SmithKline through 1997. The Company's products under development include gamma interferon for the treatment of atopic dermatitis and keloids; betamethasone mousse for the treatment of scalp psoriasis and other scalp dermatoses; ConXn(TM) (relaxin) for the treatment of scleroderma and other fibrotic disorders; and T-cell Receptor (TCR) peptide vaccines for the treatment of multiple sclerosis and rheumatoid arthritis. In March 1997, the Company's board of directors approved a change of the Company's name from "Connective Therapeutics, Inc." to "Connetics Corporation", subject to approval by the Company's stockholders at its annual meeting in May 1997.

In January 1997, the Company released clinical data from a Phase I trial of ConXn(TM) in diffuse scleroderma which was being conducted concurrent with the company's Phase II clinical trial in the same indication. The open label study involved 11 evaluable patients who received continuous subcutaneous infusion of ConXn(TM) for 24 weeks at either 25 ug/kg/day, 100 ug/kg/day or 200 ug/kg/day doses. The results demonstrated long-term treatment with ConXn(TM) was well tolerated with no serious adverse events and resulted in improvement in skin scores, a measure of skin thickening often used as a clinical endpoint in scleroderma and associated life-threatening hardening of the skin and internal organs.

The Company initiated a Phase I/II clinical trial of its therapeutic vaccine for multiple sclerosis in January 1997. The trial will further evaluate safety and immunogenicity of the Company's proprietary T-cell receptor vaccine being developed to elicit a heightened immune response against the pathogenic T-cells believed to cause multiple sclerosis. The randomized, double-blind, placebo-controlled study will involve approximately 100 patients with progressive multiple sclerosis. Earlier results from a physician-sponsored Phase I/II study of the Company's TCR vaccine technology in progressive multiple sclerosis indicated that patients who responded immunologically to TCR vaccines experienced stabilization of disease without side effects during one year of therapy.

Also in January 1997, the Company initiated a Phase II clinical trial of gamma interferon in keloids, fibrotic growths that result from excessive collagen formation, an abnormal healing response in the skin. The placebo-controlled, multicenter, randomized Phase II study of 40 patients is designed to evaluate the effectiveness of intralesional gamma interferon therapy to prevent the recurrence of keloid lesions following surgical excision. The study will involve two parallel groups to compare gamma interferon against placebo. Keloids are the second indication for gamma interferon as the Company is currently also evaluating the product in a Phase III clinical trial for the treatment of atopic dermatitis.

In March 1997, the Company completed patient enrollment in its Phase III clinical trial of gamma interferon for treatment of severe atopic dermatitis, a chronic inflammatory skin disease which may result in significant morbidity and quality of life impairment. A total of 555 patients have been enrolled in the multicenter, randomized, double-blind, placebo-controlled study in three parallel groups, consisting of two active groups (50ug/m2 per day and 50ug/m2 every other day) and placebo. Patients will receive subcutaneous injections over a 12-week treatment period and undergo a 4 week follow-up to assess duration of response. Primary endpoints include assessment of total clinical severity based upon erythema (redness of the skin), papulation (swelling) and excoriation (scratch marks) sores. Results from both placebo controlled and long-term Phase II trials of gamma interferon for the treatment of atopic dermatitis demonstrated statistically significant improvement in clinical sores of erythema and excoriation, and in global assessment of disease improvement. Side effects were minimal and no significant changes in safety profile were apparent after two years of chronic use.

The Company initiated in March 1997, a Phase III clinical trial of betamethasone mousse, a novel foam formulation for the treatment of scalp psoriasis, a chronic, recurrent dermatologic disease. The Phase III trial is a multicenter, randomized, double-blind study of approximate 190 patients which will compare betamethasone mousse therapy against betamethasone lotion. Primary endpoints include changes in the clinical signs of psoriasis: plaque thickness, scaling, erythema (redness), and global response to treatment. Decreases in itching and the amount of scalp area affected by disease, as well as patient assessment of improvement, will also be evaluated.

Also in March 1997, the Company announced that the United States Patent and Trademark Office has awarded the Company a patent (U.S. Patent Number 5,614,192) covering TCR peptides and functional derivatives encompassing the second complementarity determining region (CDR2) as compositions of matter, formulations (including peptide cocktails) and methods of treatment of T-cell mediated diseases. The TCR vaccine technology has shown potential to treat autoimmune diseases by selectively modulating the body's immune system and the CDR2 region can provide vaccines having greater selectivity and potency for a larger number of patients.

There can be no assurance that any of the Company's potential products will be successfully developed, receive the necessary regulatory approvals or be successfully commercialized.

RESULTS OF OPERATIONS

The Company's revenues are derived from the sales of Ridaura(R) and were $1.5 million for the quarter ended March 31, 1997. The Company had no revenue for the same period in 1996 as all of its products were in development stage.

Under related Transitional Services and Supply agreements between SmithKline and the Company, SmithKline will manufacture and supply Ridaura(R) in final package form and manage distribution of the product. The Company's cost of product sales includes the cost of Ridaura(R) purchased from SmithKline and per-unit royalty cost based on product sales. For the quarter ended March 31, 1997, the Company recorded $0.2 million in cost of product sales and recorded amortization expense of $1.8 million associated with the acquisition of product rights to Ridaura(R). No product cost was recorded for the quarter ended March 31, 1996 as the Company was still in development stage without any revenue generating product.

Research and development expenses were $5.2 million and $2.1 million for the quarters ended March 31, 1997 and 1996, respectively. The increase in research and development expenses of $3.1 million was primarily due to the 555 patient Phase III clinical trial of gamma interferon for the treatment of atopic dermatitis, the Phase II clinical trial of ConXn(TM) for the treatment of scleroderma, the Phase I/II clinical trial of TCR peptide vaccines for the treatment of multiple sclerosis and the Phase II clinical trial of gamma interferon for the treatment of keloids, all of which commenced subsequent to March 1996. Research and development expenses are expected to continue to increase due to continued expansion of development activities, including progression in advanced-stage clinical trials, and possible acquisition of new technologies and products.

Selling, general and administrative expenses increased to $1.6 million for the quarter ended March 31, 1997, from $1.3 million for the same period in 1996 primarily due to the creation of a new sales and marketing organization, increases in personnel in the general and administrative functions, and legal expenses associated with operating as a public company. Selling, general and administrative expenses are expected to continue to increase primarily due to expanded business development efforts, increased staffing of the sales and marketing organization and costs associated with the re-launching of Ridaura(R).

Interest income decreased to $235,000 in the three-month period ended March 31, 1997 compared with $261,000 for the corresponding period in 1996 due to lower average cash and investment balances held by the Company during the first quarter of 1997 than during the comparable period in 1996. Interest earned in the future will depend on Company funding cycles and prevailing interest rates. Interest expense increased to $452,000 for the three-month period ended March 31, 1997 compared with $264,000 for the corresponding period in 1996 due to imputed interest expense of $277,000 attributable to the non-interest bearing $11.0 million promissory note payable to SmithKline for the acquisition of U.S. and Canadian rights to Ridaura(R). This was offset in part by lower interest expense associated with lower balances outstanding for obligations under capital leases and loans, and notes payable.

The Company incurred net losses of $7.6 million and $3.4 million in the first quarters of 1997 and 1996, respectively. The increase of $4.2 million from 1997 over 1996 was primarily due to a higher level of development stage activities, and amortization costs and imputed interest expenses associated with Ridaura(R). The Company expects to incur substantial additional losses over the next few years and losses are expected to fluctuate from period to period based on timing of product revenues, clinical material purchases, possible acquisitions of new products and technologies, scale-up activities and clinical activities.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception through March 31, 1997 primarily through private sales of equity securities, proceeds from its initial public offering in February 1996 and two self-managed financings in December 1996 (the sale of its common stock to several institutional investors and the sale of Series A redeemable convertible preferred stock to an offshore investor).

Working capital decreased by $11.6 million to $3.3 million at March 31, 1997 from $14.9 million at December 31, 1996; cash, cash equivalents and short-term investments decreased by $9.7 million to $14.9 million at March 31, 1997 from $24.6 million at December 31, 1996. The decrease in cash, cash equivalents and short-term investments resulted primarily from a $3.0 million payment to SmithKline for rights to Riduara(R) made in January 1997, $0.5 million in consulting and legal fees associated with the acquisition of Riduara(R), and $6.6 million in operating expenses of which $3.5 million relates to clinical trial activities. Partially offsetting the decrease during the first quarter of 1997 was $0.4 million cash generated from the sale of Ridaura(R). The decrease in working capital was the result of lower cash, cash equivalents and short-term investments, the now current portion of a $6 million note payable due to SmithKline in January 1998 for rights to Ridaura(R) and increase in accrued liabilities of $1.1 million associated with clinical trial activities, offset in part by lower accounts payable and accrued process development expenses. The decrease in accounts payable and accrued process development expenses of $3.7 million during the first quarter of 1997 was due to payments of $3.0 million to SmithKline and $0.7 million for gamma interferon material associated with the Phase III clinical trial.

Receivables at March 31, 1997 increased by $0.9 million to $1.4 million as compared to $0.4 million at December 31, 1996 as a result of increased sales of Ridaura(R).

For the quarter ended March 31, 1997, expenditures for equipment and leasehold improvement totaled $0.4 million of which approximately $0.1 million was financed through a capital loan arrangement. Total additions for equipment and leasehold improvements for the period from inception to December 31, 1996 totaled $2.5 million of which $2.3 million was financed through capital lease and loan arrangements. At March 31, 1997, the Company had invested $2.9 million in property and equipment, and had approximately $0.8 million available for borrowing under its capital loan arrangement.

At March 31, 1997, the Company had an aggregate of $16.2 million in future obligations of principal payments under capital leases, loans, long-term debt and other obligations, of which $8.6 million is to be paid within the next year.

The Company has a Structured Equity Line Flexible Financing Agreement (the "Equity Line Agreement") with Kepler Capital LLC ("Kepler") that allows the Company to access up to $25 million through sales of its Common Stock. The equity line will be available for a three-year period beginning on or before December 1, 1997. The Equity Line Agreement provides that the Company can, at its option, obtain from $500,000 to $2,000,000 at any one time through a sale of its Common Stock to Kepler, subject to the satisfaction of certain conditions, including registration of shares for resale, minimum volume requirements, and a minimum trading price of $7.00 per share over a specified period. In addition, the Company must sell $500,000 of its Common Stock from time to time if the price per share exceeds $10.00 and minimum volume requirements are met.

The Company believes that its existing cash and cash equivalents, short-term investments, cash generated from the sale of Ridaura(R), and funds available under the capital loan and the structured equity line, will be sufficient to fund the Company's operating expenses and capital requirements through 1997. The Company's future capital uses and requirements are expected to increase in future periods and will depend on numerous factors, including the progress of its research and development programs, the progress of clinical and advanced-stage clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, and enforcing patent claims and other intellectual property rights, competing technological and market developments, the ability of the Company to establish collaborative arrangements, the possible acquisition of new products and technologies, and the development of commercialization activities. As a result, the Company will require substantial additional funds prior to reaching profitability and may attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. There can be no assurance that additional funding will be available for the Company to finance its ongoing operations on acceptable terms if at all.



ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not Applicable.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

    None.

ITEM 2.    CHANGES IN SECURITIES

    None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.    OTHER INFORMATION

    On May 15, 1997, the Company and a selling stockholder entered into an agreement with certain accredited investors (the "Investors"), to sell an aggregate of 1,936,357 shares of the Company's Common Stock at a price of $6.05 per share. The Company agreed to sell to the Investors
    1,810,000 shares, for an aggregate of $10,950,500, and also issued warrants to the Investors to purchase up to 905,000 shares of the Company's Common Stock at an exercise price of $9.08 per share and an expiration date of May 15, 2001. The Company has agreed to file within forty-five days of closing a registration statement on Form S-3 covering the common stock and the warrants. The Company expects to close the financing on May 16, 1997.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.


   11.1       Statement of Net Loss Per Share
   27.1       Financial Data Schedule (EDGAR - filed version only)




(b)     Reports on Form 8-K.

        The following Reports on Form 8-K were filed during the three months ended March 31, 1997:


        The Company filed a current report on 8-K dated January 15, 1997 reporting the Company's acquisition of the U.S. and Canadian rights to Ridaura(R) from SmithKline and the entering into of related agreements. Such disclosure was provided under Item 2 (Acquisition or Disposition of Assets) of Form 8-K. No financial statements were filed with this report.

        The Company also filed a current report on 8-K dated January 16, 1997 reporting the Equity Line Arrangement with Kepler, described under "Liquidity and Capital Resources" of Item 2 above. Such disclosure was provided under Item 5 (Other Events) of Form 8-K. No financial statements were filed with this report.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CONNECTIVE THERAPEUTICS, INC.


                                  By: /s/         CYNTHIA M. BUTITTA
                                      ------------------------------------------
                                                  Cynthia M. Butitta
                                      Vice President, Finance and Administration
                                              and Chief Financial Officer

Date:   May 15, 1997

                                 EXHIBIT INDEX

EXHIBIT
  NO.                           DESCRIPTION
--------                        -----------

11.1           Statement of Net Loss Per Share


27.1           Financial Data Schedule