Form 10-Q
period 1997-06-30
CONNETICS CORP
filed 1997-08-13
CIK 1004960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


                         Commission file number: 0-27406





                              CONNETICS CORPORATION
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
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (650) 843-2800




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No
                                               -----  -----
As of July 31, 1997, 10,961,586 shares of the Registrant's common stock were outstanding, at $0.001 par value.

                              CONNETICS CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 1997

                                TABLE OF CONTENTS



                                                                                               Page
                                                                                               ----
PART I.      FINANCIAL INFORMATION

             Item 1.   Financial Statements
                       Condensed Balance Sheets at June 30, 1997 and December 31,1996............3

                       Condensed Statements of Operations for the three and six months ended
                       June 30, 1997 and 1996....................................................4

                       Condensed Statements of Cash Flows for the six months ended June 30,1997 and 1996..................................................................5

                       Notes to Condensed Financial Statements...................................6

             Item 2.   Management's Discussion and Analysis of Financial Condition
                       and Results of Operations.................................................7

             Item 3.   Quantitative and Qualitative Disclosures About Market Risks..............10

PART II.     OTHER INFORMATION

             Item 1.   Legal Proceedings........................................................11

             Item 2.   Changes in Securities....................................................11

             Item 3.   Defaults Upon Senior Securities..........................................11

             Item 4.   Submission of Matters to a Vote of Security Holders......................11

             Item 5.   Other Information........................................................12

             Item 6.   Exhibits and Reports on Form 8-K.........................................12

                           Exhibits.............................................................12

                           Reports on Form 8-K..................................................12

SIGNATURE              .....................................................................    13

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                              CONNETICS CORPORATION

                            CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                          JUNE 30,       DECEMBER 31,
                                                                            1997            1996
                                                                          --------        --------
                                                                         (UNAUDITED)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                             $  9,241        $ 14,555
    Short-term investments                                                  10,726           9,999
    Accounts and other receivables                                           1,481             428
    Prepaid expenses and other current assets                                  241             124
                                                                          --------        --------
        Total current assets                                                21,689          25,106

Property and equipment, net                                                  1,763           1,484
Notes receivable from related parties                                          310             301
Deposits and other assets                                                      210             250
License agreements and product rights                                       17,218          20,781
                                                                          --------        --------
                                                                          $ 41,190        $ 47,922
                                                                          ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                      $  1,675        $  4,179
    Accrued and other current liabilities                                    3,271           2,023
    Accrued process development expenses                                       681           1,198
    Accrued payroll and related expenses                                       473             394
    Notes payable                                                            5,895               -
    Current portion of capital lease obligations, capital loans and
      long-term debt                                                         2,916           2,408
                                                                          --------        --------
        Total current liabilities                                           14,911          10,202

Noncurrent portion of capital lease obligations, capital loans and
  long-term debt                                                             1,965           3,062
Other long-term liabilities                                                  5,765          10,858
Redeemable convertible preferred stock, Series A                             1,750           2,000
Commitments
Stockholders' equity:
    Preferred stock                                                              -               -
    Common stock                                                                11               9
    Additional paid in capital                                              72,163          60,998
    Notes receivable from stockholders                                         (75)            (75)
    Deferred compensation, net                                              (1,043)         (1,315)
    Other                                                                        -              (3)
    Accumulated deficit                                                    (54,257)        (37,814)
                                                                          --------        --------
Total stockholders' equity                                                  16,799          21,800
                                                                          --------        --------
                                                                          $ 41,190        $ 47,922
                                                                          ========        ========


                  See notes to condensed financial statements.

                              CONNETICS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                             JUNE 30,                              JUNE 30,
                                                  ------------------------------        ------------------------------
                                                       1997             1996               1997               1996
                                                  ------------------------------        ------------------------------
Product revenues                                  $     1,594        $        --        $     3,047        $        --

Operating Expenses:
    Cost of product sales                                 257                 --                483                 --
    License amortization                                1,781                 --              3,562                 --
    Research and development                            5,732              2,865             10,897
                                                                                                                 5,009
    General and administrative                          2,419              1,020              4,040              2,319
                                                  -----------        -----------        -----------        -----------
Total operating expenses                               10,189              3,885             18,982              7,328
Interest income                                           234                351                469                612
Interest expense                                         (443)              (236)              (895)              (500)
                                                  -----------        -----------        -----------        -----------
Net loss                                          $    (8,804)       $    (3,770)       $   (16,361)       $    (7,216)
                                                  ===========        ===========        ===========        ===========

Net loss per share                                $     (0.88)       $     (0.51)       $     (1.72)       $     (1.19)
                                                  ===========        ===========        ===========        ===========

Shares used to calculate net loss per share        10,008,838          7,380,048          9,543,209          6,085,462
                                                  ===========        ===========        ===========        ===========


                  See notes to condensed financial statements.

                              CONNETICS CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)





                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              -----------------------
                                                              1997             1996
                                                              --------        -------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       (16,361)        (7,216)

Adjustments to reconcile net loss to
net cash used by operating activities:
    Depreciation and amortization                                3,919            313
    Amortization of deferred compensation                          258            369
    Accrued interest on notes payable                              553              -
    Changes in assets and liabilities:
        Current and other assets                                (1,187)           563
        Current and other liabilities                           (1,447)          (300)
                                                               -------        -------

Net cash used by operating activities                          (14,265)        (6,271)
                                                               -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                            (10,147)       (25,575)
Sales and maturities of short-term investments, net              9,423         10,565
Capital expenditures                                              (586)          (302)
                                                               -------        -------

Net cash used in investing activities                           (1,310)       (15,312)
                                                               -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of notes payable                                             -         (2,205)
Proceeds from capital loans and long-term debt                     333            216
Payments of obligations under capital leases and capital        (1,003)          (190)
    loans
Proceeds from issuance of preferred and common stock,
    net of issuance costs                                       10,931         24,560
                                                               -------        -------

Net cash provided by financing activities                       10,261         22,381
                                                               -------        -------

Net change in cash and cash equivalents                         (5,314)           798
Cash and cash equivalents at beginning of period                14,555          9,023
                                                               =======        =======

Cash and cash equivalents at end of period                     $ 9,241        $ 9,821
                                                               =======        =======

SUPPLEMENTARY INFORMATION:
Interest paid                                                  $   342        $   619
                                                               =======        =======


                  See notes to condensed financial statements.

                              CONNETICS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)


1.      BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Connetics Corporation (the "Company" or "Connetics") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Form 10-K Report.

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

3.      LIQUIDITY AND FINANCIAL VIABILITY

In the course of its development activities, the Company has sustained continuing operating losses and expects such losses to continue over at least the next few years. The Company plans to continue to finance its operating activities with a combination of stock sales, such as the initial public offering completed in February 1996 and the self-managed private financings in December 1996 and May 1997, payments from corporate partnering arrangements, acquisition of revenue generating products such as Ridaura(R) and/or debt financing. Ultimately, the Company's ability to continue as a going concern in the near future is dependent upon obtaining substantial additional financings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE: EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED THEREIN, THE FOLLOWING DISCUSSION CONSISTS OF FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS OR EVENTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, UNCERTAINTY OF PRODUCT DEVELOPMENT AND MARKET ACCEPTANCE; UNCERTAINTY OF FUTURE RIDAURA(R) REVENUES; UNCERTAINTY OF FUTURE PROFITABILITY; FUTURE CAPITAL REQUIREMENTS AND UNCERTAINTY OF FUTURE FUNDING; AND RISKS ASSOCIATED WITH POSSIBLE FUTURE PRODUCT ACQUISITIONS. ADDITIONAL INFORMATION CONCERNING THESE AND OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD LOOKING STATEMENTS IS CONTAINED UNDER THE HEADING "OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS" COMMENCING ON PAGE 21 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

The following discussion should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the year ended December 31, 1996.

OVERVIEW

Connetics Corporation acquires, develops and markets products in the areas of rheumatology and dermatology. The Company acquired the U.S. and Canadian rights to Ridaura(R) (auranofin), a treatment for rheumatoid arthritis, from SmithKline Beecham Corporation and related entities ("SmithKline") in December 1996. Under a related Transitional Services Agreement, customer orders and distribution for Ridaura(R) will continue to be managed by SmithKline through 1997. The Company's products under development include gamma interferon for the treatment of atopic dermatitis and keloids; betamethasone mousse for the treatment of scalp psoriasis and other scalp dermatoses; ConXn(TM) (relaxin) for the treatment of scleroderma and other fibrotic disorders; and T-cell Receptor (TCR) peptide vaccines for the treatment of multiple sclerosis and rheumatoid arthritis. The Company's stockholders approved a change of the Company's name from "Connetics Corporation" to "Connetics Corporation" at its annual meeting in May 1997.

In May 1997, the Company completed enrollment of a 190-patient Phase III clinical trial of betamethasone mousse, a novel foam formulation for the treatment of scalp psoriasis. The Phase III trial is a multicenter, randomized, double-blind study comparing betamethasone mousse therapy against betamethasone lotion. Primary endpoints include changes in the clinical signs of psoriasis: plaque thickness, scaling, erythema, and global response to treatment as judged by the investigator. Decreases in itching and the amount of scalp area affected by disease, as well as patient assessment of improvement will also be evaluated.

Also in May 1997, the Company completed patient enrollment in its Phase I/II clinical trial of its therapeutic vaccine for multiple sclerosis. The clinical trial enrolled 100 patients with multiple sclerosis to evaluate safety and immunogenicity. The vaccine is being developed to elicit a heightened immune response against the pathogenic T-cells believed to cause multiple sclerosis.

The Company has completed in May 1997 the enrollment of a 40-patient placebo-controlled, randomized, multicenter Phase II clinical trial of gamma interferon in keloids, fibrotic growths, which affects approximately 3 million Americans, that result from an abnormal healing response in the skin.

In June 1997, the Company released clinical data from its Phase II clinical trial of ConXn(TM) for the treatment of scleroderma. The double-blind, placebo-controlled study involved 64 patients randomized into one of two treatment groups (25 or 100 (greek mu)g/kg/day), or placebo. In the group receiving a dose of 25 (greek mu)g/kg/day, statistical significance was found in skin score improvement, the primary clinical endpoint, and positive trends were seen in all other parameters. As suggested by previous studies, the higher dose had no effect on the treatment group compared to placebo. The Company is continuing its analysis of the data and will meet with clinical investigators and the Food and Drug Administration to finalize its plans for continued development.

There can be no assurance that any of the Company's potential products will be successfully developed, receive the necessary regulatory approvals or be successfully commercialized.

RESULTS OF OPERATIONS

The Company's revenues are derived from the sales of Ridaura(R) and were $1.6 million and $3.0 million for the three and six months ended June 30, 1997. The Company had no revenue for the same periods in 1996 as all of its products were in development stage.

Under related Transitional Services and Supply agreements between SmithKline and the Company, SmithKline will manufacture and supply Ridaura(R) in final package form and manage distribution of the product. The Company's cost of product sales includes the cost of Ridaura(R) purchased from SmithKline and per-unit royalty cost based on product sales. For the three and six months ended June 30, 1997, the Company recorded $0.3 million and $0.5 million, respectively, in cost of product sales and recorded amortization expense of $1.8 million and $3.6 million, respectively, associated with the acquisition of product rights to Ridaura(R). No product cost was recorded for the three and six months ended June 30, 1996 as the Company was still in development stage without any revenue generating product.

Research and development expenses were $5.7 million and $10.9 million for the three and six months ended June 30, 1997, respectively, compared to $2.9 million and $5.0 million for the same periods in 1996, respectively. The increase in research and development expenses of $2.8 million and $5.9 million, respectively, was primarily due to the 555 patient Phase III clinical trial of gamma interferon for the treatment of atopic dermatitis, the Phase II clinical trial of ConXn(TM) for the treatment of scleroderma, the Phase I/II clinical trial of TCR peptide vaccines for the treatment of multiple sclerosis, the Phase II clinical trial of gamma interferon for the treatment of keloids and the Phase III clinical trial of betamethasone mousse for the treatment of scalp psoriasis, all of which commenced subsequent to June 1996. Research and development expenses are expected to decrease over the next two quarters due to the completion of current clinical trial activities, however the decrease could be offset by unanticipated additional expenses of on-going trials or by possible acquisition of new technologies and products and initiation of new clinical trials.

Selling, general and administrative expenses increased to $2.4 million and $4.0 million for the three and six months ended June 30, 1997, respectively, compared to $1.0 million and $2.3 million for the same periods in 1996, respectively. The increase was primarily due to the establishment of a new sales and marketing organization, costs associated with the re-launching of Ridaura(R), increases in personnel in the general and administrative functions, and legal expenses associated with operating as a public company. Selling, general and administrative expenses are expected to continue to increase primarily due to expanded business development efforts, increased staffing of the sales organization and costs associated with marketing Ridaura(R).

Interest income decreased to $234,000 and $469,000 in the three and six months ended June 30, 1997, respectively, compared with $351,000 and $612,000 for the corresponding periods in 1996, respectively, due to lower average cash and investment balances held by the Company during the first half of 1997 than during the comparable period in 1996. Interest earned in the future will depend on Company funding cycles and prevailing interest rates. Interest expense increased to $443,000 and $895,000 for the three and six months ended June 30, 1997, respectively, compared with $236,000 and $500,000 for the corresponding periods in 1996. The increase in interest expense during the first six months of 1997 was due to imputed interest expense of $553,000 attributable to the non-interest bearing $11.0 million promissory note payable to SmithKline for the acquisition of U.S. and Canadian rights to Ridaura(R). This was offset in part by lower interest expense associated with lower balances outstanding for obligations under capital leases and loans, and notes payable.

The Company incurred net losses of $8.8 million and $16.4 million in the three and six months ended June 30, 1997, respectively, compared with $3.8 million and $7.2 million for the corresponding periods in 1996, respectively. The increase of $5.0 million and $9.2 million in net losses, respectively, was primarily due to a higher level of development stage activities and Ridaura(R) related sales and marketing expenses, amortization costs and imputed interest expenses. The increase in net loss was offset in part by revenue generated from the sale of Ridaura(R) less cost of product sold. The Company expects to incur substantial additional losses over the next few years and losses are expected to fluctuate from period to period based on timing of product revenues, clinical material purchases, possible acquisitions of new products and technologies, scale-up activities and clinical activities.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception through June 30, 1997 primarily through private sales of equity securities, proceeds from its initial public offering in February 1996 and three self-managed financings, two in December 1996 and one in May 1997.

Working capital decreased by $8.1 million to $6.8 million at June 30, 1997 from $14.9 million at December 31, 1996; cash, cash equivalents and short-term investments decreased by $4.6 million to $20.0 million at June 30, 1997 from $24.6 million at December 31, 1996. The decrease in cash, cash equivalents and short-term investments resulted primarily from a $3.0 million payment to SmithKline for rights to Riduara(R) made in January 1997, $0.5 million in consulting and legal fees associated with the acquisition of Riduara(R), and $13.8 million in operating expenses of which approximately $7.7 million relates to clinical trial activities. Partially offsetting the decrease during the first half of 1997 was $1.8 million cash generated from Ridaura(R) product sales (net of product costs) and $10.9 million cash generated from the sale of the Company's common stock to certain accredited investors in May 1997. The decrease in working capital was the result of lower cash, cash equivalents and short-term investments, the now current portion of capital loans, long-term debt and $6.0 million note payable due to SmithKline in January 1998 for rights to Ridaura(R), and increase in accrued liabilities of $1.3 million associated with clinical trial activities, offset in part by lower accounts payable and accrued process development expenses. The decrease in accounts payable and accrued process development expenses of $3.0 million during the first half of 1997 was due to payments of $3.0 million to SmithKline and $0.7 million for gamma interferon material associated with the Phase III clinical trial, offset in part by higher clinical trial activities.

Receivables at June 30, 1997 increased by $1.1 million to $1.5 million as compared to $0.4 million at December 31, 1996 as a result of increased sales of Ridaura(R). Total receivables for the first half of 1997 was $2.8 million of which $1.3 million has been collected.

For the six months ended June 30, 1997, expenditures for equipment and leasehold improvement totaled $0.6 million of which approximately $0.3 million was financed through a capital loan arrangement. Total additions for property and equipment for the period from inception to December 31, 1996 totaled $2.5 million of which $2.3 million was financed through capital lease and loan arrangements. At June 30, 1997, the Company had invested $3.1 million in property and equipment, and had approximately $0.6 million available for borrowing under its capital loan arrangement.

At June 30, 1997, the Company had an aggregate of $16.5 million in future obligations of principal payments under capital leases, loans, long-term debt and other obligations, of which $8.7 million is to be paid within the next year.

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



ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not Applicable.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

    None.

ITEM 2.    CHANGES IN SECURITIES

    On May 14, 1997, the Company sold 1,810,000 shares of its Common Stock to several accredited investors at a price of $6.05 per share and also issued warrants to purchase an aggregate of 905,000 shares of Common Stock at an exercise price of $9.08 per share to such investors. No underwriter was involved in this private placement. The shares and warrants were issued under an exemption from registration pursuant to Rule 506 under Regulation D of the Securities Act of 1933 as amended. No general solicitation or advertisement was made in connection with this private placement.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 14, 1997, the Company held its annual meeting of stockholders. At the meeting, the stockholders approved the following matters by the following votes:

    1)   Election of the following directors:


                                                    FOR          WITHHELD

         G. Kirk Raab                            6,692,040        15,282
         Thomas G. Wiggans                       6,701,722         5,600
         Eugene A. Bauer, M.D.                   6,701,722         5,600
         Alexander E. Barkas, Ph.D.              6,701,340         5,982
         Brian H. Dovey                          6,652,622        64,700
         John C. Kane                            6,701,722         5,600
         Thomas D. Kiley, Esq.                   6,690,422        16,900
         Kenneth B. Plumlee                      6,692,722        14,600
         Joseph J. Ruvane, Jr.                   6,701,222         6,100


    2) Approval of amendments to the Company's 1994 Stock Plan to increase the number of shares issuable thereunder to an aggregate of 2,500,000 shares and to allow for option grants to non-employee directors.


                       FOR           AGAINST        ABSTAIN

                     4,252,247       844,164         216,425


    3) Approval of an amendment to the Company's Certificate of Incorporation to change the Company's name to "Connetics Corporation".


                       FOR           AGAINST        ABSTAIN

                     6,687,690        13,792           5,840

    4) Ratification of the appointment of Ernst & Young LLP to serve as the Company's independent auditors for the fiscal year ending December 31, 1997.


                       FOR           AGAINST        ABSTAIN

                     6,679,722        22,360           5,240


ITEM 5.    OTHER INFORMATION

    On August 5, 1997, the Company announced results from its Phase III clinical trial with betamethasone mousse, a novel foam formulation of betamethasone valerate, demonstrated statistically significant improvement over placebo for the treatment of scalp psoriasis, a condition that affects approximately three million Americans. The Company intends to file a New Drug Application
    (NDA) with the Food and Drug Administration (FDA) to market the product for use in all steroid-responsive dermatoses, including psoriasis, in the first quarter 1998.

    The 190-patient, placebo-controlled, randomized, double-blind, multi-center Phase III study demonstrated that patients treated with betamethasone mousse, administered twice-daily for 28 days, experienced a statistically significant improvement over patients in the groups treated with betamethasone lotion or placebo in all primary endpoints, including erythema, plaque thickness and scaling. In addition, study investigators completed a physicians global assessment which showed that overall, 71% of patients treated with the mousse formulation had complete or almost complete clearance compared with 46% for lotion and 18% for placebo. Both betamethasone mousse and lotion were generally well tolerated.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.


   11.1       Statement of Net Loss Per Share
   27.1       Financial Data Schedule (EDGAR - filed version only)




(b)     Reports on Form 8-K.

        The following Reports on Form 8-K were filed during the three months ended June 30, 1997:


        The Company filed a current report on 8-K dated May 23, 1997 reporting the Company's change in name from Connective Therapeutics, Inc. to Connetics Corporation; the Private Placement to certain accredited investors of 1,936,357 shares of the Company's Common Stock; and the Adoption of a Stockholder Rights Plan. Such disclosure was provided under Item 5 (Other Events) of Form 8-K. No financial statements were filed with this report.

        The Company also filed a current report on 8-K dated June 5, 1997 reporting the results from its Phase II clinical trial of ConXn(TM). Such disclosure was provided under Item 5 (Other Events) of Form 8-K. No financial statements were filed with this report.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CONNETICS CORPORATION


                              By: /s/        CYNTHIA M. BUTITTA
                                  ----------------------------------------
                                             Cynthia M. Butitta
                                 Vice President, Finance and Administration
                                         and Chief Financial Officer

Date:   August 13, 1997

                               INDEX TO EXHIBITS


     EXHIBIT
     NUMBER                                  EXHIBITS
     -------                                 --------
       11.1                                  Statement of Net
                                             Loss Per Share

       27.1                                  Financial Data Schedule