Form 10-Q
period 1997-09-30
CONNETICS CORP
filed 1997-11-14
CIK 1004960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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








        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes
        [X] No [ ]

        As of October 31, 1997, 11,349,557 shares of the Registrant's common stock were outstanding, at $0.001 par value.

                              CONNETICS CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS


                                                                                               Page
                                                                                               ----
PART I.     FINANCIAL INFORMATION

            Item 1.   Financial Statements

                      Condensed Balance Sheets at September 30, 1997 and December 31, 1996 ....  3

                      Condensed Statements of Operations for the three and nine months ended
                      September 30, 1997 and 1996 .............................................  4

                      Condensed Statements of Cash Flows for the nine months ended September
                      30, 1997 and 1996 .......................................................  5

                      Notes to Condensed Financial Statements .................................  6

            Item 2.   Management's Discussion and Analysis of Financial Condition and
                      Results of Operations ...................................................  7

            Item 3.   Quantitative and Qualitative Disclosures About Market Risks ............. 10

PART II.    OTHER INFORMATION

            Item 1.   Legal Proceedings ....................................................... 11

            Item 2.   Changes in Securities and Use of Proceeds ............................... 11

            Item 3.   Defaults Upon Senior Securities ......................................... 11

            Item 4.   Submission of Matters to a Vote of Security Holders ..................... 11

            Item 5.   Other Information ....................................................... 11

            Item 6.   Exhibits and Reports on Form 8-K ........................................ 12

                          Exhibits ............................................................ 12

                          Reports on Form 8-K ................................................. 12

SIGNATURE ..................................................................................... 13

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                              CONNETICS CORPORATION

                            CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                         SEPTEMBER 30,       DECEMBER 31,
                                                                             1997                1996
                                                                         -------------       -------------
                                                                          (UNAUDITED)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                            $       5,767       $      14,555
    Short-term investments                                                       8,373               9,999
    Accounts and other receivables                                               1,863                 428
    Prepaid expenses and other current assets                                      167                 124
                                                                         -------------       -------------
        Total current assets                                                    16,170              25,106

Property and equipment, net                                                      1,801               1,484
Notes receivable from related parties                                              246                 301
Deposits and other assets                                                          185                 250
License agreements and product rights                                           15,437              20,781
                                                                         -------------       -------------
                                                                         $      33,839       $      47,922
                                                                         =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                     $       2,446       $       4,179
    Accrued and other current liabilities                                        1,922               2,023
    Accrued process development expenses                                           439               1,198
    Accrued payroll and related expenses                                           741                 394
    Notes payable                                                                5,923                   -
    Current portion of capital lease obligations, capital loans and
     long-term debt                                                              2,845               2,408
                                                                         -------------       -------------
        Total current liabilities                                               14,316              10,202

Noncurrent portion of capital lease obligations, capital loans and
 long-term debt                                                                  1,302               3,062
Other long-term liabilities                                                      6,187              10,858
Redeemable convertible preferred stock, Series A                                 1,650               2,000

Stockholders' equity:
    Preferred stock                                                                  -                   -
    Common stock                                                                    11                   9
    Additional paid in capital                                                  72,348              60,998
    Notes receivable from stockholders                                             (75)                (75)
    Deferred compensation, net                                                    (891)             (1,315)
    Accumulated deficit                                                        (60,963)            (37,817)
    Treasury stock, at cost                                                        (46)                  -
                                                                         -------------       -------------
Total stockholders' equity                                                      10,384              21,800
                                                                         =============       =============
                                                                         $      33,839       $      47,922
                                                                         =============       =============


                  See notes to condensed financial statements.

                              CONNETICS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                 -----------------------       -----------------------
                                                   1997           1996           1997           1996
                                                 --------       --------       --------       --------
Product revenues                                 $  2,006       $     --       $  5,053       $     --

Operating Expenses:
    Cost of product sales                             332             --            815             --
    License amortization                            1,782             --          5,344             --
    Research and development                        3,834          4,212         14,731          9,221
    General and administrative                      2,559          1,100          6,599          3,419
                                                 --------       --------       --------       --------
Total operating expenses                            8,507          5,312         27,489         12,640
Interest income                                       245            302            714            914
Interest expense                                     (423)          (249)        (1,318)          (749)
                                                 --------       --------       --------       --------
Net loss                                         $ (6,679)      $ (5,259)      $(23,040)      $(12,475)
                                                 ========       ========       ========       ========

Net loss per share                               $  (0.61)      $  (0.71)      $  (2.31)      $  (1.91)
                                                 ========       ========       ========       ========

Shares used to calculate net loss per share        11,016          7,403         10,034          6,525
                                                 ========       ========       ========       ========


                  See notes to condensed financial statements.

                              CONNETICS CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                     (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                1997           1996
                                                              --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $(23,040)      $(12,475)
Adjustments to reconcile net loss to net cash used by
    operating activities:
    Depreciation and amortization                                5,909            491
    Amortization of deferred compensation                          378            434
    Accrued interest on notes payable                              830              -
    Changes in assets and liabilities:
        Current and other assets                                (1,478)           636
        Current and other liabilities                           (3,077)           806
        Other long-term liabilities                              1,252            (78)
                                                              --------       --------

Net cash used by operating activities                          (19,226)       (10,186)
                                                              --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                            (12,169)       (25,575)
Sales and maturities of short-term investments, net             13,798         13,617
Capital expenditures                                              (808)          (588)
                                                              --------       --------

Net cash provided by (used in) investing activities                821        (12,546)
                                                              --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of notes payable                                             -         (2,205)
Proceeds from capital loans and long-term debt                     333            415
Payments of obligations under capital leases and capital
    loans                                                       (1,693)          (745)
Proceeds from issuance of preferred and common stock,
    net of issuance costs                                       10,977         24,636
                                                              --------       --------

Net cash provided by financing activities                        9,617         22,101
                                                              --------       --------

Net change in cash and cash equivalents                         (8,788)          (631)
Cash and cash equivalents at beginning of period                14,555          9,023
                                                              --------       --------

Cash and cash equivalents at end of period                    $  5,767       $  8,392
                                                              ========       ========

SUPPLEMENTARY INFORMATION:
Interest paid                                                 $    488       $    749
                                                              ========       ========


                  See notes to condensed financial statements.

                              CONNETICS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


1.      BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Connetics Corporation (the "Company" or "Connetics") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Form 10-K Report.

2.      NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and convertible preferred stock are excluded from the computation as their effect is antidilutive.

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

4.      OTHER INFORMATION

On November 13, 1997, the Company amended its non-interest bearing $11.0 million promissory note with SmithKline Beecham Corporation for the U.S. and Canadian rights to Ridaura(R) (auranofin). The amendment allows the Company to defer the first $6.0 million installment payment, originally due in January 1998, to April 1998, October 1998 and January 1999 by payments of $1.0 million, $1.5 million and $3.5 million, respectively. The Company is required to pay interest on the principle amount outstanding of the $6.0 million from January 1, 1998 through January 1, 1999 at prime rate plus 2%. The second installment payment of $5.0 million under the note, also due January 1999, remains unchanged.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE: EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED THEREIN, THE FOLLOWING DISCUSSION CONSISTS OF FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS OR EVENTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, UNCERTAINTY OF PRODUCT DEVELOPMENT AND MARKET ACCEPTANCE; THE RISK THAT THE COMPANY'S NEW DRUG APPLICATION COULD BE DELAYED; UNCERTAINTY OF FUTURE RIDAURA(R) REVENUES AND COSTS; UNCERTAINTY OF CLINICAL TRIALS; UNCERTAINTY OF FUTURE PROFITABILITY; FUTURE CAPITAL REQUIREMENTS AND UNCERTAINTY OF FUTURE FUNDING; AND RISKS ASSOCIATED WITH POSSIBLE FUTURE PRODUCT ACQUISITIONS. ADDITIONAL INFORMATION CONCERNING THESE AND OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD LOOKING STATEMENTS IS CONTAINED UNDER THE HEADING "OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS" COMMENCING ON PAGE 21 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

The following discussion should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Form 10-K for the year ended December 31, 1996.

OVERVIEW

Connetics Corporation acquires, develops and markets products in the areas of rheumatology and dermatology. The Company acquired the U.S. and Canadian rights to Ridaura(R) (auranofin), a treatment for rheumatoid arthritis, from SmithKline Beecham Corporation and related entities ("SmithKline") in December 1996. Under a related Transitional Services Agreement, customer orders and distribution for Ridaura(R) will continue to be managed by SmithKline through 1997. The Company's products under development include betamethasone mousse for the treatment of scalp psoriasis and other dermatoses; ConXn(TM) (relaxin) for the treatment of scleroderma and other fibrotic disorders; T-cell Receptor (TCR) peptide vaccines for the treatment of multiple sclerosis and rheumatoid arthritis; and gamma interferon for the treatment of keloids. The Company's stockholders approved a change of the Company's name from "Connective Therapeutics, Inc." to "Connetics Corporation" at its annual meeting in May 1997.

On August 5, 1997, the Company announced results from its Phase III clinical trial of betamethasone mousse, a novel foam formulation of betamethasone valerate. The results demonstrated statistically significant improvement over placebo for the treatment of scalp psoriasis, a condition that affects approximately three million Americans. The Company intends to file a New Drug Application (NDA) with the Food and Drug Administration (FDA) to market the product for use in all steroid-responsive dermatoses, including psoriasis, in the first quarter of 1998. The 190-patient, placebo-controlled, randomized, double-blind, multi-center Phase III study demonstrated that patients treated with betamethasone mousse, administered twice-daily for 28 days, experienced a statistically significant improvement over patients in the groups treated with betamethasone lotion or placebo in all primary endpoints, including erythema (redness of the skin), plaque thickness and scaling. In addition, study investigators completed a physicians global assessment which showed that overall, approximately 71% of patients treated with the mousse formulation had complete or almost complete clearance compared with 46% for lotion and 18% for placebo. Both betamethasone mousse and lotion were generally well tolerated.

On August 27, 1997, the Company announced the results from its Phase III clinical trial of gamma interferon for the treatment of atopic dermatitis. Analysis of the trial did not show an acceptable therapeutic response with respect to the primary clinical endpoint - a composite clinical severity index based upon erythema, papulation (swelling) and excoriation (scratch marks). As a result, the Company announced that it has suspended plans to submit a Biological License Application (BLA) for gamma interferon for the treatment of atopic dermatitis. The Company continues to undertake a comprehensive analysis of the trial data.

There can be no assurance that any of the Company's potential products will be successfully developed, receive the necessary regulatory approvals or be successfully commercialized.


RESULTS OF OPERATIONS

The Company's revenues are derived from the sales of Ridaura(R) and were $2.0 million and $5.1 million for the three and nine months ended September 30, 1997. The Company had no revenue for the same periods in 1996 as all of its products were in development stage.

Under related Transitional Services and Supply agreements between SmithKline and the Company, SmithKline will manufacture and supply Ridaura(R) in final package form through December 2001 and manage distribution of the product, with no additional consideration for performing such services, through December 1997. The Company is currently in the process of finalizing a distribution arrangement with CORD Logistics, Inc. ("CORD") under which CORD will manage customer orders and distribution of Ridaura(R) and any other future products of the Company effective January 1998. As a result, the Company will begin to incur distribution costs starting January 1998 currently estimated to be approximately 3% of net revenue.

The Company's cost of product sales includes the cost of Ridaura(R) purchased from SmithKline and a percentage royalty cost based on product sales. For the three and nine months ended September 30, 1997, the Company recorded $0.3 million and $0.8 million, respectively, in cost of product sales and recorded amortization expense of $1.8 million and $5.3 million, respectively, associated with the acquisition of product rights to Ridaura(R). No product cost was recorded for the three and nine months ended September 30, 1996 as the Company was still in development stage without any revenue generating product.

Research and development expenses were $3.8 million and $14.7 million for the three and nine months ended September 30, 1997, respectively, compared to $4.2 million and $9.2 million for the same periods in 1996, respectively. The increase in research and development expenses of $5.5 million for the nine month period was primarily due to the 555 patient Phase III clinical trial of gamma interferon for the treatment of atopic dermatitis, the Phase II clinical trial of ConXn(TM) for the treatment of scleroderma, the Phase I/II clinical trial of TCR peptide vaccines for the treatment of multiple sclerosis, the Phase II clinical trial of gamma interferon for the treatment of keloids and the Phase III clinical trial of betamethasone mousse for the treatment of scalp psoriasis, all of which commenced subsequent to June 1996. The decrease in expenses of $0.4 million over the three month period was due to the winding down of clinical trial activities. Research and development expenses are expected to continue to decrease over the next quarter due to the completion of current clinical trial activities including the suspension of any further activities associated with gamma interferon for the treatment of atopic dermatitis. However the decrease could be offset by unanticipated additional expenses of on-going trials or by possible acquisition of new technologies and products and initiation of new clinical trials.

Selling, general and administrative expenses increased to $2.6 million and $6.6 million for the three and nine months ended September 30, 1997, respectively, compared to $1.1 million and $3.4 million for the same periods in 1996, respectively. The increase was primarily due to the establishment of a new sales and marketing organization, costs associated with the re-launching of Ridaura(R), increases in personnel in the general and administrative functions, and legal expenses associated with operating as a public company. Selling, general and administrative expenses are expected to increase primarily due to increased staffing of the sales organization and costs associated with marketing Ridaura(R).

Interest income decreased to $245,000 and $714,000 in the three and nine months ended September 30, 1997, respectively, compared with $302,000 and $914,000 for the corresponding periods in 1996, respectively, due to lower average cash and investment balances held by the Company. Interest earned in the future will depend on Company funding cycles and prevailing interest rates. Interest expense increased to $423,000 and $1,318,000 for the three and nine months ended September 30, 1997, respectively, compared with $249,000 and $749,000 for the corresponding periods in 1996. The increase in interest expense during 1997 was due to imputed interest expense of $830,000 attributable to the non-interest bearing $11.0 million promissory note payable to SmithKline as partial consideration for the acquisition of U.S. and Canadian rights to Ridaura(R). This was offset in part by lower interest expense associated with lower balances outstanding for obligations under capital leases and loans, and notes payable.

The Company incurred net losses of $6.7 million and $23.0 million in the three and nine months ended September 30, 1997, respectively, compared with $5.3 million and $12.5 million for the corresponding periods in 1996, respectively. The increase of $1.4 million and $10.5 million in net losses, respectively, was primarily due to a higher level of development activities and Ridaura(R) related sales and marketing expenses, amortization costs and imputed interest expenses. The increase in net loss was offset in part by revenue generated from the sale of Ridaura(R) less cost of product sold. The Company expects to incur substantial additional losses over the next few years and losses are expected to fluctuate from period to period based on timing of product revenues, clinical material purchases, possible acquisitions of new products and technologies, scale-up activities and clinical activities.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception through September 30, 1997 primarily through private sales of equity securities, proceeds from its initial public offering in February 1996 and three self-managed financings, two in December 1996 and one in May 1997.

Working capital decreased by $13.0 million to $1.9 million at September 30, 1997 from $14.9 million at December 31, 1996; cash, cash equivalents and short-term investments decreased by $10.5 million to $14.1 million at September 30, 1997 from $24.6 million at December 31, 1996. The decrease in cash, cash equivalents and short-term investments resulted primarily from a $3.0 million payment to SmithKline for rights to Riduara(R) made in January 1997, $0.5 million in consulting and legal fees associated with the acquisition of Riduara(R), and $18.7 million in operating expenses of which approximately $9.7 million relates to clinical trial activities and $1.8 million relates to sales and marketing activities. Partially offsetting the decrease during the nine month period ending September 30, 1997 was $3.2 million cash generated from Ridaura(R) product sales (net of product costs) and $10.9 million cash generated from the sale of the Company's common stock to certain accredited investors in May 1997. The decrease in working capital was the result of lower cash, cash equivalents and short-term investments, the now current portion of capital loans, long-term debt and a note payable due to SmithKline in 1998 for rights to Ridaura(R), offset in part by lower accounts payable, accrued process development expenses and higher receivable balance. The decrease in accounts payable and accrued process development expenses of $2.5 million during the nine month period ending September 30, 1997 was due to payments of $3.0 million to SmithKline and $0.7 million for gamma interferon material associated with the Phase III clinical trial, offset in part by higher clinical trial activities.

Receivables at September 30, 1997 increased by $1.5 million to $1.9 million as compared to $0.4 million at December 31, 1996 as a result of increased sales of Ridaura(R). Total receivables for the nine months ending September 30, 1997 was $4.8 million of which $2.8 million has been collected.

For the nine months ended September 30, 1997, expenditures for equipment and leasehold improvement totaled $0.8 million of which approximately $0.3 million was financed through a capital loan arrangement. Total additions for property and equipment for the period from inception to December 31,

1996 totaled $2.5 million of which $2.3 million have been financed through capital lease and loan arrangements. At September 30, 1997, the Company had invested $3.3 million in property and equipment, and had approximately $0.6 million available for borrowing under its capital loan arrangement.

At September 30, 1997, the Company had an aggregate of $16.3 million in future obligations of principal payments under capital leases, loans, long-term debt and other obligations, of which $8.8 million is to be paid within the next year.

On November 13, 1997, the Company amended its non-interest bearing $11.0 million promissory note with SmithKline. The amendment allows the Company to defer the first $6.0 million installment payment, originally due in January 1998, to April 1998, October 1998 and January 1999 by payments of $1.0 million, $1.5 million and $3.5 million, respectively. The Company is required to pay interest on the principle amount outstanding of the $6.0 million from January 1, 1998 through January 1, 1999 at prime rate plus 2%. The second installment payment of $5.0 million under the note, also due January 1999, remains unchanged.

The Company has a Structured Equity Line Flexible Financing Agreement (the "Equity Line Agreement") with Kepler Capital LLC ("Kepler") that allows the Company to access up to $25 million through sales of its Common Stock. The equity line will be available for a three-year period beginning on or before December 1, 1997. The Equity Line Agreement provides that the Company can, at its option, obtain from $500,000 to $2,000,000 at any one time through a sale of its Common Stock to Kepler, subject to the satisfaction of certain conditions, including registration of shares for resale, minimum volume requirements, and a minimum trading price of $7.00 per share over a specified period. In addition, the Company must sell $500,000 of its Common Stock from time to time if the price per share exceeds $10.00 and minimum volume requirements are met. Since the Company's trading price is currently below the $7.00 minimum price requirement, the Company is unable to draw under the equity line.

The Company believes that its existing cash and cash equivalents, short-term investments, cash generated from the sale of Ridaura(R), and funds available under the capital loan will be sufficient to fund the Company's operating expenses, debt obligations and capital requirements through the second quarter of 1998. The Company's future capital uses and requirements depend on numerous factors, including the progress of its research and development programs, the progress of clinical and advanced-stage clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, and enforcing patent claims and other intellectual property rights, competing technological and market developments, the ability of the Company to establish collaborative arrangements, the level of product revenues, the possible acquisition of new products and technologies, and the development of commercialization activities, and therefore such capital uses and requirements may increase in future periods. As a result, the Company will require substantial additional funds prior to reaching profitability and may attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. There can be no assurance that additional funding will be available for the Company to finance its ongoing operations on acceptable terms if at all.


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

PART II.  OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

     None.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

     Use of Proceeds

     In connection with its initial public offering in 1996, the Company filed a Registration Statement on Form S-1, SEC File No. 33-80261 (the "Registration Statement"), which was declared effective by the Commission on January 31, 1996. Pursuant to the Registration Statement, the Company registered 2,500,000 shares of its Common Stock, $0.001 par value per share, for its own account. The offering commenced on February 1, 1996 and did not terminate until all of the registered shares had been sold. The aggregate offering price of the registered shares was $27,500,000. The managing underwriters of the offering were Smith Barney Inc., Dillon, Read & Co. Inc., and Punk, Ziegel & Knoell.

     From February 1, 1996 to September 30, 1997, the Company incurred the following expenses in connection with the offering:

               Underwriting discounts and commissions                 $1,925,000
               Other expenses                                         $1,056,224
                                                                      ----------
                      Total Expenses                                  $2,981,224

     All of such expenses were direct or indirect payment to others.

     The net offering proceeds to the Company after deducting the total expenses above were $24,518,776. From February 1, 1996 to September 30, 1997, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

               Construction of plant, building and facilities           $123,004
               Purchase and installment of machinery and equipment      $934,748
               Repayment of indebtedness                              $7,241,000
               Working capital                                       $16,220,024
                                                                     -----------
                      Total                                          $24,518,776

     Each of such amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.       OTHER INFORMATION

     None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

    10.1 Amendment dated November 13, 1997 to Secured Promissory Note with SmithKline Beecham Corporation dated
                  December 31, 1996
    11.1          Statement of Net Loss Per Share
    27.1          Financial Data Schedule (EDGAR - filed version only)


(b)      Reports on Form 8-K.

         The following Report on Form 8-K was filed during the three months ended September 30, 1997:

         The Company filed a current report on 8-K dated August 27, 1997 reporting the results from its Phase III clinical trial of gamma interferon for the treatment of atopic dermatitis. Such disclosure was provided under Item 5 (Other Events) of Form 8-K. No financial statements were filed with this report.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CONNETICS CORPORATION


                               By: /s/     JOHN L. HIGGINS
                                   ---------------------------------------------
                                           John L. Higgins
                                   Vice President, Finance and Administration
                                           and Chief Financial Officer

Date:    November 14, 1997

                               INDEX TO EXHIBITS

Exhibit No.                       Description
-----------                       -----------
  10.1               Amendment dated November 13, 1997 to Secured Promissory
                     Note with SmithKline Beecham Corporation dated
                     December 31, 1996.

  11.1               Statement of Net Loss Per Share

  27.1               Financial Data Schedule