Form 10-K405
period 1997-12-31
CONNETICS CORP
filed 1998-03-20
CIK 1004960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997,

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition period from _________ to_________.



                         COMMISSION FILE NUMBER: 0-27406

                              CONNETICS CORPORATION
             (Exact name of Registrant as specified in its charter)


                  DELAWARE                                 94-3173928
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                  Identification No.)

3400 WEST BAYSHORE ROAD, PALO ALTO, CALIFORNIA                 94303
   (Address of principal executive offices)                  (zip code)

       Registrant's telephone number, including area code: (650) 843-2800

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, $0.001 PAR VALUE PER SHARE
                        PREFERRED SHARE PURCHASE RIGHTS

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.      YES [X]    NO [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $48,113,852 as of February 27, 1998, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        There were 13,515,509 shares of Registrant's Common Stock issued and outstanding as of February 27, 1998.

        The "C with interlocking hemisphere" logo (used alone and with the Company's name), "Connetics", "ConXn(R)", "Ridaura(R)" and "Betamousse(TM)" are trademarks of the Company. All other tradenames and trademarks appearing in this Prospectus are the property of their respective holders.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 22, 1998.

                                     PART I


ITEM 1. BUSINESS

        Special Note: The following discussion contains certain forward-looking statements that involve risks and uncertainties that could cause actual results or events to differ materially from those projected in such forward-looking statements. Potential risks and uncertainties include, without limitation, those factors below under the heading "Additional Factors That May Affect Future Results."

Connetics Corporation ("Connetics" or the "Company") was incorporated in the State of Delaware on February 8, 1993. In May 1997, the Company's stockholders approved a change of the Company's name from "Connective Therapeutics, Inc." to "Connetics Corporation."

The Company is focused on the development and commercialization of therapeutics to address serious diseases involving the connective tissues of the body. Connective tissues are components of the body that form structural or binding elements such as skin, joints, ligaments and lining of organs, and form the three-dimensional structure that allows cells to function normally. The diseases or conditions initially addressed by the Company include scleroderma, rheumatoid arthritis, psoriasis, multiple sclerosis, and keloids; many of these fall within the broad category of autoimmune diseases. Patients suffering from these conditions experience a variety of chronic problems depending on the particular condition, including hardening of the skin and internal organs, severe scarring, lack of mobility and extensive rashes and lesions. The most severe of these diseases cause painful disfigurement, disability and, in certain cases, death. The Company estimates that over five million Americans suffer from its targeted diseases in their various forms, with over five billion dollars spent annually on treatments that are mostly palliative in nature. The Company has several products in development addressing these disease indications: ConXn(R) (recombinant human relaxin H2) ("relaxin"), betamethasone valerate quick break foam ("betamethasone mousse"), clobetasol propionate quick break foam ("clobetasol mousse"), T cell receptor peptide therapeutic vaccines ("TCR vaccines"), and gamma interferon (1b) ("gamma interferon"). In December 1996, the Company acquired the exclusive U.S. rights to Ridaura(R) (auranofin), an approved disease modifying antirheumatic drug approved for sale, from SmithKline Beecham Corporation and affiliated entities ("SmithKline).

Relaxin

Relaxin is a naturally occurring protein that is known to promote remodeling of connective tissues. The Company is developing relaxin for the treatment of scleroderma, as well as other connective tissue diseases. Scleroderma, a disorder characterized by thickening and hardening of the skin and internal organs, generally afflicts women in their child-bearing years. Scleroderma can cause extensive disfigurement and quality of life impairment, making it impossible for afflicted patients to carry out the most routine daily functions. This disease affects over 300,000 individuals in the United States and, in its severe form (known as systemic sclerosis, which affects approximately 70,000 individuals in the U.S.), has a five-year mortality rate of 50%-70%. Research by two of the Company's founders and their colleagues has shown that relaxin can inhibit excessive connective tissue formation and promote connective tissue remodeling. Results from several clinical trials in individuals with systemic sclerosis indicated that continuous administration of relaxin was well tolerated, without any serious drug-related adverse effects. In June 1997, the Company announced results of a 64 patient Phase II clinical trial which showed that administration of relaxin caused a statistically significant reduction in skin score (a measure of disease progression) and a trend toward improvement in eleven other disease parameters. Thus, relaxin may have a beneficial effect on connective tissue turnover and may provide a treatment for scleroderma. The Company has met with the U.S. Food and Drug Administration
(FDA), and based on that meeting, plans to begin a pivotal trial of relaxin in 1998. The Company has also conducted a preclinical animal study that demonstrated relaxin's potential ability to inhibit pulmonary (lung) fibrosis and is conducting preclinical studies with relaxin in liver and cardiac fibrosis, and infertility.

Betamethasone Mousse

The Company has an exclusive license to develop and market betamethasone mousse (a quick break foam formulation of the dermatologic drug, betamethasone valerate) in North America. The product has been approved for sale in the United Kingdom and is being marketed in the U.K. by Evans Medical Ltd. In August 1997, the Company announced that results from its Phase III clinical trial with betamethasone mousse demonstrated statistically significant improvement over both placebo and betamethasone lotion for the treatment of scalp psoriasis, a condition that affects over three million persons in the United States. In December 1997, the Company submitted a New Drug Application (NDA) with the FDA to market the product for use in all steroid-responsive dermatoses, including psoriasis, The NDA has been accepted for filing by the FDA.

Clobetasol Mousse

Following its development progress with betamethasone mousse, the Company is now developing a second mousse product, clobetasol mousse. Clobetasol mousse is a quick break foam formulation of clobetasol propionate, a super high potency corticosteriod. In January 1998, the Company acquired exclusive rights to develop and market the drug in North America. The Company intends to initiate a Phase III trial for the treatment of severe psoriasis and skin dermatoses during 1998.

TCR Vaccines

The Company is developing TCR vaccines for the treatment of autoimmune diseases. Connetics has two TCR vaccines product programs in development for multiple sclerosis and rheumatoid arthritis. These diseases collectively disable over two million people nationwide, with combined annual treatment costs exceeding two billion dollars. Results from early clinical trials designed to assess the immunogenicity of TCR vaccines in multiple sclerosis suggest that a number of patients achieved the desired immune response to the vaccine and that the vaccine was well tolerated. The Company is also conducting a pilot clinical study using TCR vaccines for the treatment of rheumatoid arthritis.

Gamma Interferon

Gamma interferon is one of a family of proteins involved in the regulation of the immune system and has been shown to inhibit the production of collagen, the primary component of connective tissue. Gamma interferon is approved by the FDA and marketed by Genentech, Inc. ("Genentech") for a rare, serious immune disease, known as chronic granulomatous disease (CGD). The Company is developing gamma interferon for the treatment of keloids, which are unsightly, painful, elevated scars resulting from collagen overproduction. The Company is currently conducting a Phase II clinical trial for the treatment of keloids. In August 1997, the Company also announced results from a Phase III trial of gamma interferon for the treatment of atopic dermatitis that indicated that the product did not show an acceptable therapeutic response with respect to the primary clinical endpoint. As a result, the Company suspended plans to submit a biological license application for gamma interferon for the treatment of atopic dermatitis. Full analysis of the data from the trial was completed in December 1997 where areas of drug activity were seen, and as a result, the Company is evaluating further development opportunities for gamma interferon.

Ridaura(R)

In December 1996, the Company acquired the exclusive U.S. and Canadian rights to Ridaura (auranofin), a disease modifying antirheumatic drug, from SmithKline. Ridaura is an established therapy for rheumatoid arthritis, an autoimmune disease that afflicts one to two percent of adult Americans (approximately three million people), mostly women. Under its agreement with SmithKline, the Company acquired all U.S. and Canadian rights, title and interest to Ridaura, including intellectual property rights, along with related assets such as customer lists, contracts, product files and unfilled customer orders. Although the primary patents for Ridaura expired in 1989 and 1992, the Company intends to use the other valuable intellectual property rights and assets acquired in connection with its marketing of the product in the United States. Connetics began marketing Ridaura through in its own sales force in mid-1997. Through agreements with SmithKline, customer orders and distribution for the product were managed by SmithKline through 1997 and SmithKline will manufacture and supply Ridaura in final finished package form to the Company for an initial term of five years. The Company has established a relationship with CORD Logistics, Inc. ("CORD"), a distribution company located in Nashville, Tennessee and has been shipping Ridaura through CORD since December 15, 1997. In December 1997, the Company sold the Canadian rights to Ridaura to, and entered into a supply agreement with, Pharmascience Inc., a Canadian company, for a net consideration of $1,300,000.

Corporate Strategy

The Company's strategy is to: (i) focus on the treatment of serious and chronic diseases involving connective tissues caused by inflammation, abnormal remodeling and autoimmune disorders, (ii) target its initial commercial activities at rheumatologists and dermatologists, which can be effectively served by focused and specialized sales and marketing activities, (iii) expand its existing product portfolio and pursue early commercialization opportunities by in-licensing other therapeutically related products that are already marketed or in late stage clinical development, (iv) pursue earlier stage opportunities in the field of connective tissue disorders with high potential, (v) leverage its product development and commercialization expertise by pursuing additional specialized diseases and markets, (vi) utilize corporate partnerships to pursue new business opportunities and overseas licensing of the Company's products in development and (vii) minimize drug discovery costs, manufacturing costs and capital requirements.

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

As an example, the overproduction of collagen can result in severe systemic disorders, such as scleroderma and pulmonary fibrosis, keloid formation and hypertrophic scarring. Scleroderma is one of the most serious diseases involving the uncontrolled formation of connective tissue. Approximately 300,000 individuals, primarily women, suffer from various forms of this disease, with approximately 70,000 having severe or systemic sclerosis, otherwise known as diffuse scleroderma. In its most severe form, the disease has a five year mortality rate in 50-70% of cases. In the United States, scleroderma is primarily treated by rheumatologists. Currently there is no cure for this often fatal disease and few therapies ease the pain and suffering of scleroderma patients. Pulmonary fibrosis represents a group of diseases associated with chronic inflammation and increase in fibrotic tissue in the walls of the alveolar spaces in the lung. Ultimately, these diseases result in scarring of lung tissue, impairment of lung function, and in many cases, death. Approximately 144,000 individuals suffer from pulmonary fibrosis. Pulmonary fibrosis is primarily treated by pulmonologists, oncologists and rheumatologists. Keloids and hypertrophic scars are abnormal healing responses that occur in the skin, resulting in large, painful, elevated scars that are unattractive in appearance. There are approximately 300,000 patients treated by dermatologists and plastic surgeons for keloids every year.

Autoimmune Disorders

Connective tissue can also be destroyed by various T cell-mediated autoimmune diseases. Autoimmune diseases are generally believed to result from an inappropriate response of the immune system. The immune system is the body's major biological defense mechanism, first distinguishing antigens (foreign substances) from the body's tissue and then eliminating a wide variety of disease-causing pathogens, such as bacteria and viruses. A major component of this system is T cells. In many autoimmune diseases, these T cells go awry and attack the body's healthy tissues. There is mounting evidence that these disease-causing T cells are concentrated at the disease site, where they initiate signals leading to tissue destruction. The mechanism responsible for causing these T cells to attack healthy tissue has, for the most part, not been identified. Autoimmune diseases can attack virtually any tissue or organ of the body, are often debilitating and can be fatal.

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

CONNETICS STRATEGY

The key elements of the Company's strategy include:

- Focus on the Treatment of Serious and Chronic Diseases Involving Connective Tissue. The Company's products and technologies are initially focused on the treatment of diseases involving connective tissues caused by inflammation, abnormal remodeling and autoimmune disorders. These diseases include serious skin and skin structure diseases such as psoriasis, scleroderma, organ fibroses, rheumatoid arthritis, multiple sclerosis and keloids. Although individually these diseases have been the subject of many research programs, no concentrated effort has been aimed at the market segment as a whole, representing significant and currently underserved therapeutic market opportunities.

- Develop a Marketing Organization Targeting Rheumatologists and Dermatologists. The Company is targeting its initial commercial activities at rheumatologists and dermatologists, which can be served by a focused, specialized marketing organization. Scalp psoriasis and skin dermatoses, betamethasone mousse's target indications, and keloids, gamma interferon's lead indication, are treated primarily by dermatologists. Scleroderma, ConXn's lead indication, and rheumatoid arthritis, treated by Ridaura, are primarily treated by rheumatologists. With the acquisition of rights to Ridaura the Company was able to enter the U.S. rheumatology market in December 1996. The Company's strategy is to target its marketing activities to the approximately 3,000 rheumatologists and 7,000 dermatologists practicing in the United States. In addition, because rheumatologists and dermatologists are primarily concentrated in major metropolitan areas, they can be effectively served by a relatively small sales force.

- In-License Development Stage and currently Marketed Products. The Company expects to continue to in-license and acquire rights to development products and currently marketed products in the areas of rheumatology and dermatology. To date, the Company has in-licensed both relaxin and gamma interferon from Genentech, and has acquired rights to TCR vaccines technology primarily from Genentech and XOMA Corporation. In addition, the Company has acquired exclusive license rights to betamethasone and clobetasol mousse and the mousse delivery technology from Soltec Research Pty Ltd., and exclusive U.S. rights to Ridaura from SmithKline. Increasing consolidation in the pharmaceutical and biotechnology industries and continuing changes in the health care system are changing the way therapeutic products are developed and marketed. As a result, the Company believes there are significant opportunities to in-license or acquire additional products from pharmaceutical companies that are not being developed or optimally promoted by these companies or do not fit in the present business strategy of such companies, or from research and academic institutions. The Company believes it is well-positioned to expand its product portfolio by licensing such products because of its market focus, complementary products in development and relevant management experience in product development and marketing. The Company believes that this strategy can result in accelerated development and commercialization of novel products to treat serious diseases involving connective tissue at significantly lower capital requirements than most biotechnology companies while minimizing the Company's exposure to the risks inherent in drug discovery and basic research.

- Leverage Product Development and Commercialization Expertise. The Company is leveraging its product pipeline by developing its products for multiple indications. The Company believes certain of its products can be developed for significant markets and high-value opportunities in addition to its primary markets. An example of leveraging a product is the development of ConXn for scleroderma, organ fibrosis and infertility. To target such uses, the Company plans to either retain such products in-house or license them to third parties.

- Utilize Corporate Partnerships to Pursue Additional Markets. In its strategic markets, the Company plans to retain commercial rights to its products in the United States and to enter into corporate partnerships with respect to additional market segments in North America and international markets. This strategy will allow the Company to pursue additional therapeutic markets, offset near-term development costs and enter international markets. The Company is pursuing collaborative relationships to provide funding and consulting support for the Company's research and development programs and to assist in the clinical and regulatory development and commercialization of specific products outside of the United States.

- Minimize Drug Discovery and Manufacturing Costs. The Company has sought to minimize the costs of drug discovery and manufacturing by in-licensing later-stage development and currently marketed products, outsourcing manufacturing and utilizing research collaborators and consultants. To date, the Company's clinical supplies have been manufactured by third parties on a contract basis. The Company also initially intends to use third parties for the manufacture of its commercial products, including Ridaura, which is being manufactured for the Company by SmithKline through December 2001. The Company believes it will be able to minimize costly infrastructure by continuing to use external resources where appropriate.

PRODUCT DEVELOPMENT

The Company has products in various stages of development as illustrated in the table below:

PRODUCT                          INDICATION                            DEVELOPMENT STATUS
-------                          ----------                            ------------------

Betamethasone Mousse             Psoriasis                             NDA filed
Clobetasol Mousse                Severe Psoriasis / Skin Dermatoses    Pivotal Trial (scheduled to begin in 1998)
ConXn(R)                         Scleroderma                           Pivotal Trial (scheduled to begin in 1998)
                                 Organ Fibrosis                        Pre-clinical
                                 Infertility                           Pre-clinical
TCR Peptide Vaccine              Multiple Sclerosis                    Phase I/II
                                 Rheumatoid Arthritis                  Phase I
Gamma Interferon                 Keloids                               Phase II


Betamethasone Mousse Program

In June 1996, the Company signed an agreement with Soltec Research Pty Ltd. which granted Connetics an exclusive license to develop and market betamethasone mousse in North America. The product is being marketed in the United Kingdom by Evans Medical Ltd., a division of Medeva PLC. Betamethasone mousse is a quick-break foam formulation of betamethasone valerate, a mid-potency corticosteroid currently marketed in the U.S. The foam formulation has been shown to liquefy when applied to the body, enabling rapid penetration of active dermatologic agent. This formulation is designed to be easier to apply and less messy than currently marketed scalp lotions and gels. In addition, the ease of use and patient acceptability may enhance patient compliance. The U.S. market for mid-potency corticosteriods is estimated to be $200 million per year.

Psoriasis. Psoriasis, a chronic, recurrent dermatologic disease characterized by inflammation and thickening of the skin, is estimated to affect six million people in the United States. Scalp psoriasis, a distinct manifestation of psoriasis, is a serious problem for more than sixty percent of psoriatics. Patients with scalp psoriasis suffer from various degrees of erythema, scaling and itching associated with the disease, and the disease course typically involves periods of remission followed by acute exacerbations. In a comparative clinical trial of betamethasone mousse against placebo in scalp psoriasis patients in the U.K., patients treated with betamethasone mousse showed statistically significant improvement in erythema (redness), scaling and plaque thickness. The product was well tolerated and no adverse systemic effects were observed.

In August 1997, the Company announced results from its Phase III clinical trial of betamethasone mousse. The results demonstrated statistically significant improvement over both placebo and a currently marketed betamethasone lotion for the treatment of scalp psoriasis. The 190-patient, placebo-controlled, randomized, double-blind, multi-center Phase III study demonstrated that patients treated with betamethasone mousse, administered twice-daily for 28 days, experienced a statistically significant improvement over patients in the groups treated with betamethasone lotion, or placebo, in all endpoints, including erythema (redness of the skin), plaque thickness and scaling. In addition, study investigators completed a physicians global assessment which showed that overall, approximately 67% of patients treated with the mousse formulation had complete or almost complete clearance of symptoms compared with 46% for lotion and 19% for placebo in an intent to treat analysis. Both betamethasone mousse and lotion were generally well tolerated. The Company submitted a New Drug Application (NDA) with the FDA to market the product for use in all steroid-responsive dermatoses, including psoriasis, in December 1997. The NDA has been accepted for filing by the FDA.

Clobetasol Mousse Program

In January 1998, the Company entered into an agreement with Soltec Research Pty Ltd., and exercised an option to exclusively develop and market clobetasol mousse in North America. Clobetasol mousse is a quick break foam formulation of clobetasol propionate, a super high-potency corticosteriod currently marketed in the United States. Clobetasol mousse utilizes a drug formulation similar to the Company's betamethasone mousse product, whereby it remains a foam at room temperature and then liquefies when applied to the body, facilitating the delivery of active dermatologic agent. The Company plans to begin a Phase III clinical trial of this product in 1998 for the treatment of severe psoriasis and skin dermatoses. The U.S. market for high and super high potency corticosteriods is estimated to be $300 million per year.

ConXn Development Program

ConXn is a naturally occurring peptide hormone that promotes remodeling of connective tissues. Research by two of the Company's founders and their colleagues has shown that ConXn can inhibit excessive connective tissue formation and promote connective tissue remodeling through at least three mechanisms: inhibiting the production of collagen by fibroblasts, increasing the production of collagenase (the enzyme that breaks down collagen) and decreasing the production of TIMP (a protein that blocks collagenase action). These results have been confirmed by in vitro studies and in vivo animal models of human disease. ConXn can now be produced in significant quantities by outside contractors using the Company's recombinant manufacturing techniques. Connetics is currently developing the recombinant form of ConXn for use in the treatment of scleroderma and other fibrotic conditions, including various organ fibroses and in vitro fertilization.

Scleroderma. Scleroderma, also called systemic sclerosis in its advanced stages, is a generalized disorder of connective tissue characterized clinically by thickening and fibrosis of the skin and internal organs, including the heart, lungs, kidneys and gastrointestinal tract. Although the underlying cause of this disease is unknown, the overproduction and accumulation of collagen and other extracellular matrix proteins in skin and other organs often leads to severe and painful disfigurement, quality of life impairment, dysfunction of vital organs and death. There are in excess of 300,000 individuals suffering from scleroderma, of which approximately 70,000 have the most severe form. In the most severe form, the disease has a five-year mortality rate of 50-70%. There are no effective treatments for this disease; current therapies are directed toward alleviating the symptoms of the disease, not the underlying cause.

In 1995, the Company completed a Phase I/II clinical trial for recombinant human ConXn in patients with scleroderma. This study examined the safety and pharmacokinetics of continuous subcutaneous infusion of ConXn for 28 days at five different dose levels compared to placebo. Thirty patients with a history of at least two years with systemic sclerosis were enrolled in a randomized, double-blind, placebo-controlled trial. Administration of ConXn was well tolerated through 28 days at all dose levels. In addition, during global assessments performed at the end of the study, ten of 20 patients receiving ConXn reported improvement versus two of ten patients receiving placebo. No serious adverse events were observed and no patients dropped out of the study. These safety and pharmacokinetic observations support continued clinical evaluation of ConXn for the treatment of scleroderma.

In June 1997, the Company announced results from its Phase II clinical trial. The double-blind, placebo-controlled study involved 64 patients randomized into one of two treatment groups (25 or 100 ug/kg/day), or placebo. In the group receiving a dose of 25 ug/kg/day, statistical significance was found in skin score improvement, the primary clinical endpoint, and positive trends were seen in eleven other parameters. As suggested by previous studies, the higher dose had no effect on the treatment group compared to placebo. Based upon these results, and a meeting with the FDA, the Company plans to begin a pivotal trial of ConXn for the treatment of scleroderma in 1998.

The Company has been granted Orphan Drug Status for ConXn for treatment of progressive systemic sclerosis, a severe form of scleroderma. In the United States, the Orphan Drug Act of 1983 provides incentives to drug manufacturers to develop and manufacture products for the treatment of rare diseases, currently defined as diseases that affect fewer than 200,000 individuals in the United States, or for a disease that affects more than 200,000 individuals in the United States where the sponsor does not realistically anticipate its product becoming profitable. Under the Orphan Drug Act, a manufacturer of a designated orphan product can seek certain tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for that product for the orphan indication. While the marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same product for the same indication, it would not prevent other types of products from being approved for the same use. The U.S. Congress has considered and may consider in the future, legislation that would restrict the duration of the market exclusivity of an orphan drug and, thus, there can be no assurance that the benefits of the existing statute will remain in effect.

Organ Fibrosis. In addition to scleroderma, the Company believes ConXn may have potential in treating organ fibroses, such as pulmonary fibrosis. Pulmonary fibrosis, also known as interstitial lung disease, represents a group of diseases associated with chronic inflammation and excessive production of collagen in the walls of the alveolar spaces in the lung. Approximately 144,000 individuals in the United States suffer from this disease. In the case of idiopathic pulmonary fibrosis the underlying cause of the fibrosis is unknown, while other cases may be associated with another disease process, such as scleroderma, or due to exposure to toxic drugs or environmental agents. Current therapy for pulmonary fibrosis consists of corticosteroids and cytotoxic drugs such as cyclophosphamide, which, when utilized, are largely ineffective.

Infertility. Infertility is a serious problem that affects approximately one in seven couples in the United States. The Company and external collaborators recently accumulated data indicating that relaxin may be involved in encouraging new blood vessel growth in the uterine lining and that this increased blood flow enhances conception success. Furthermore, higher levels of relaxin expression in preclinical studies are correlated with successful pregnancy and term delivery. Relaxin therapy may therefore be useful in the treatment of infertility in in vitro fertilization procedures, as well as in natural and other artificial reproductive cycles. The Company plans to continue its assessment of these data, and if promising, begin a development program for relaxin use in in vitro fertilization.

T-Cell Receptor ("TCR") Peptide Development Program

The Company is also developing TCR peptide vaccines to arrest the autoimmune disease process. As with other therapeutic vaccines, TCR technology is being developed to help the body elicit an immune response against disease-causing agents. In the case of autoimmune diseases, the disease-causing agents are believed to be pathogenic T-cells. TCR vaccines are based upon the CDR2 of pathogenic T-cells and are injected into the patient to elicit a heightened immune response against the T-cells thought to cause autoimmune disease. These vaccines elicit a "regulatory immune response" by increasing the number of regulatory T-cells which produce anti-inflammatory cytokines. Connetics has two TCR vaccine programs in development, one for multiple sclerosis and one for rheumatoid arthritis.

Multiple Sclerosis. Multiple sclerosis is an autoimmune disease of the central nervous system that results from damage to myelin, a substance that encircles and insulates nerve fibers. Multiple sclerosis can result in impaired mobility, visual impairment, slurred speech, poor bladder control, sexual dysfunction and, ultimately, confinement to a wheelchair. Approximately 270,000 persons suffer from multiple sclerosis in the United States. The cost of treatment in the United States alone is expected to grow to $1.7 billion worldwide by 1999. None of the currently available treatments address the underlying cause of the disease.

In January 1998, the Company reported results from a multi-center Phase I/II clinical testing of TCR peptide vaccines for the treatment of multiple sclerosis. The Phase I/II study involved 106 patients with multiple sclerosis. The trial evaluated safety and immunogenicity of the Company's proprietary TCR vaccine being developed to elicit a heightened immune response against the pathogenic T-cells believed to cause multiple sclerosis. Preliminary results from this study indicate that administration of the TCR vaccine was safe and well tolerated following three months of treatment. The response rate for TCR vaccinated patients was similar to the response rate observed for TCR vaccinated patients in previous studies. In this Phase I/II study, the response rate of vaccine treated patients was approximately double the response rate of placebo treated patients.

Rheumatoid Arthritis. Rheumatoid arthritis is a chronic disease in which the body's immune system attacks synovial tissue in joints, resulting in progressive, systemic and painful inflammation and erosion of joints. In advanced phases of the disease, symptoms include severe pain, body disfigurement and loss of mobility. The cause of rheumatoid arthritis is unknown, though environmental toxins, certain pathogens and genetic factors have been implicated. It is estimated that between one and two percent of the worldwide adult population, including approximately three million individuals in the United States, suffer from rheumatoid arthritis and about one-half of these will progress to severe disease. Women are three times more susceptible than men. Current treatment for rheumatoid arthritis uses a combination of drugs and physical and occupational therapy in an attempt to prevent further joint damage. None of these therapies stops progression completely or reverses the damage.

At the tissue level, there is mounting evidence to suggest that T-cells present at the sites of inflammation cause fibroblast dysfunction that leads to destruction of the joint capsule. Company investigators have analyzed the frequency of T-cells with certain types of receptors in patients with rheumatoid arthritis. Through such studies the Company has identified peptides which mimic these receptors and which may be useful as therapeutic vaccines. Company investigators and their collaborators have performed parallel studies in animal models of arthritis in which disease relevant T cells with specific receptor configurations have been defined. Therapeutic vaccines based upon the relevant protein sequences were produced and demonstrated to control the disease process. Based on these studies, in 1997 the Company initiated a pilot clinical trial of TCR Vaccines for rheumatoid arthritis.

As part of its TCR vaccines research program, Connetics has established a methodology for identifying and isolating disease-causing T cells, which the Company may use to develop additional products based on its TCR vaccine technology to treat diseases such as inflammatory bowel disease, psoriasis and type I diabetes. The TCRs from relevant T cells are analyzed and the resulting amino acid sequence information is used to chemically synthesize therapeutic vaccine peptides. The Company believes that these TCR peptides can be administered to the patient as a disease-specific immune booster to halt the progress of the autoimmune disease. The Company further believes that, because TCR peptides selectively inhibit only certain T cells, side effects resulting from general, non-specific immunosuppression can be avoided.

Gamma Interferon Development Program

Gamma interferon is a member of a family of proteins involved in the regulation of the immune system, and has been shown to be effective in the treatment of certain immune-mediated diseases. Gamma interferon is an FDA licensed product, manufactured and marketed by Genentech for an orphan disease, chronic granulomatous disease (CGD). Gamma interferon also has been shown to inhibit the production of IgE (a type of antibody) and collagen. The Company is developing gamma interferon for use in the treatment of keloids.

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

In vitro studies have shown that gamma interferon can inhibit collagen synthesis and production. Early-stage clinical trials conducted by independent investigators in collaboration with Genentech have shown preliminary results indicating that gamma interferon may be efficacious in the treatment of keloids and hypertrophic scars. Based on in vitro and clinical information, the Company is conducting a 40 patient Phase II clinical trial to demonstrate the efficacy of gamma interferon therapy in patients with keloids.

In August 1997, the Company announced the results from its Phase III clinical trial of gamma interferon for the treatment of atopic dermatitis. Analysis of the trial did not show an acceptable therapeutic response with respect to the primary clinical endpoint - a composite clinical severity index based upon erythema, papulation (swelling) and excoriation (scratch marks). As a result, the Company announced that it has suspended plans to submit a Biological License Application
(BLA) for gamma interferon for the treatment of atopic dermatitis. Further analysis of the data from the trial suggested evidence of drug activity for certain endpoints. The Company is currently evaluating additional development opportunities for gamma interferon.

MARKETED PRODUCT

On December 31, 1996, the Company acquired the exclusive U.S. and Canadian rights to Ridaura from SmithKline. Ridaura is an oral formulation of a gold salt (auranofin). Also classified as a disease-modifying antirheumatic drug ("DMARD"), Ridaura has been shown to slow joint destruction and the progression of rheumatoid arthritis. The drug is currently indicated for adults with active rheumatoid arthritis who are not responsive to, or are intolerant of, treatment with non-steroidal anti-inflammatory drugs.

Rheumatoid arthritis. Rheumatoid arthritis is an autoimmune disease that afflicts one to two percent of adult Americans (approximately 3 million patients), with women three times more susceptible than men. It is characterized by inflammation of synovial tissues with joint pain, swelling and stiffness. Although autoimmune arthritis can afflict children and adolescents, the incidences of clinical illness is greatest among those aged 40 to 60 years. Rheumatoid arthritis is an extremely disabling disease that carries a high degree of morbidity.

Connetics began marketing Ridaura through its own sales force in mid-1997. Through agreements with SmithKline, customer orders and distribution for the product was managed by SmithKline through 1997 and SmithKline will manufacture and supply Ridaura (in final finished package form) to the Company through December 2001. The Company has established a relationship with CORD, a distribution company located in Nashville, Tennessee and has been shipping Ridaura through CORD since December 15, 1997.

In December 1997, the Company sold the Canadian rights to Ridaura to, and entered a supply agreement with, Pharmascience, Inc., a Canadian corporation, for a net consideration of $1,300,000.

COLLABORATIVE RELATIONSHIPS

The Company's initial technologies were licensed from Genentech and XOMA. As part of its business strategy, the Company has entered into and continues to explore strategic collaborative relationships and consulting agreements with leading researchers and institutions working in its fields of interest, to complement its internal research efforts and provide access to technologies that complement and expand its existing portfolio. The Company is seeking collaborative agreements with pharmaceutical companies as sources of additional products and as partners for the development and marketing of existing products. See "-- Connetics Strategy," "-- Marketing and Sales."

Genentech. In September 1993, Genentech and Connetics entered into a license agreement (the "September 1993 Agreement") pursuant to which Connetics obtained exclusive worldwide rights to relaxin (excluding reproductive indications and the territories of Japan, Korea and the Republic of China), including rights licensed to Genentech from the Howard Florey Institute of Experimental Physiology and Medicine in Melbourne, Australia (the "Florey Institute"). Connetics also has rights to future developments regarding relaxin. The Company is obligated to pay royalties on licensed product sales. In addition, Genentech received an equity position in the Company. The September 1993 Agreement also includes certain technology transfer, supply, and intellectual property provisions. The Company is responsible for meeting certain milestones and making payments for supplies provided under the September 1993 Agreement. Failure to timely achieve designated milestones may result in termination of the agreement by Genentech and a license on a non-exclusive basis to Genentech of relaxin technology developed by the Company. In July 1994, Genentech and Connetics amended the September 1993 Agreement to clarify the Company's right to sub-license the relaxin technology, subject to a right of first offer held by Genentech, which expired in January 1998. The Company's rights to relaxin were expanded to include reproductive indications on a co-exclusive basis with Genentech. In April 1996, the Company acquired rights to Japan, Korea and the Republic of China from Genentech, thereby giving the Company worldwide rights to the technology.

In January 1998, the Company negotiated an agreement with the Florey Institute that will provide for the Company to pay royalties directly to the Florey Institute (rather than through Genentech) and for such royalty payments to be restructured. Under the agreement, the Company would provide approximately $125,000 of annual research funding to the Florey Institute for a five-year period (which could terminate earlier upon the date of the first sale of a relaxin product by Connetics or its partner), and the Florey Institute would receive a royalty on Connetics' sales of relaxin products and a portion of revenues received from corporate partners. In addition, the Company is engaged in discussions with a number of pharmaceutical companies regarding development, marketing and sales alliances for ConXn for the European and Asian markets. There can be no assurance that any of the agreements described in this paragraph will be consummated on a timely basis, or at all.

In December 1995, Genentech and Connetics entered into an agreement with respect to gamma interferon pursuant to which the Company acquired exclusive development and marketing rights in the United States for dermatologic indications. This Agreement includes supply provisions on the part of Genentech and obligates the Company to pay for such supply, providing for a profit margin and an allowance for the Company's expenses in developing and marketing the product.

XOMA. In June 1994, Connetics entered into an agreement with XOMA pursuant to which the Company acquired additional TCR vaccine technology and patent rights. This agreement obligates the Company to make certain milestone payments and to pay certain royalties on sales of TCR vaccine products. The Company's failure to meet certain milestones may result in the acquisition by XOMA of a co-exclusive royalty-free license to the TCR vaccine technology with the right to sublicense.

Arthur A. Vandenbark, Ph.D. (Veterans Administration Medical Center, Portland, Oregon). In July 1994, the Company entered into a Research Collaboration and Assignment Agreement with Dr. Vandenbark, the inventor of the patent rights acquired from XOMA, to establish a framework for a three-year scientific collaboration relating to the development of the TCR Peptide vaccines. The agreement, which was renewed in June 1997 for another two year term, provides that the Company pays the Portland Veterans Affairs Research Foundation in order to fund the collaborative research, gives the Company access to future inventions and know-how, and obligates the Company to make certain royalty payments on sales of products not already covered by the XOMA Agreement. In addition, the Company granted to Dr. Vandenbark options to purchase the Company's Common Stock, which vest upon the achievement of certain milestones.

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

Soltec. In June 1996, the Company entered into an exclusive License Agreement with Soltec Research Pty Ltd. to develop and market betamethasone mousse (a quick break foam formulation of the dermatologic drug, betamethasone valerate) in North America. Under the terms of the agreement, the Company will pay a licensing fee to Soltec, plus royalties on future sales of products, if any, arising from the licensed technology. The Company also has an exclusive option on Soltec's foam mousse system for the delivery of other compounds and, in January 1998, exercised such option for clobetasol propionate, a super high potency topical steroid.

Molecular Medicine Research Institute ("MMRI"). In October 1996, the Company entered into a Laboratory Services Agreement with MMRI covering two years of directed research relating to relaxin and TCR peptides. The agreement provides funding for MMRI to conduct the research on behalf of the Company and also has provisions covering intellectual property arising from the directed research and other discoveries relating to the Company's areas of interest.

SmithKline. In December 1996, the Company entered into an agreement with SmithKline under which the Company acquired exclusive United States rights to Ridaura. Through agreements with SmithKline, customer orders and distribution for the product were managed by SmithKline through 1997 and SmithKline will manufacture and supply Ridaura (in final finished package form) to the Company through December 2001. Distribution of Ridaura is conducted by CORD on the Company's behalf.

PATENTS AND PROPRIETARY RIGHTS

The Company's success will depend in part on the ability of Connetics and its licensors to obtain patent protection for the Company's products and processes, to preserve its trade secrets, and to operate without infringing the proprietary rights of third parties. The Company owns, controls or has exclusively licensed pending applications and/or issued patents worldwide relating to the technology of all three of its major programs as well as technology in the earlier stages of research.

The Company's relaxin patent portfolio covers the composition of matter (proteins and DNA), analogs and closely related compositions, formulations, methods of manufacture and methods of treatment, including issued patents in the U.S., a granted patent in Europe, and various international equivalents in addition to other applications that remain pending. The issued relaxin patents will expire at various times between 2003 and 2012. The Company's TCR vaccine patent portfolio includes pending applications in the U.S., and corresponding international patents and applications, relating to compositions of matter (peptides, peptide analogs, peptide fragments, and antibodies), formulations, methods of treatment, diagnostic methods, and methods of preparing/isolating protective T cells. Issued international patents (Europe, Australia and Israel) expire in 2010, an issued U.S. patent expires in 2014 and patents issuing on the pending U.S. and international applications would expire at various times beginning in 2010. Extensions may be available for certain key patents in the U.S. and Europe (subject to statutory changes before product approval). The Company's gamma interferon patent portfolio includes issued U.S. patents and other pending applications relating to the composition of matter, formulations and methods of treatment, which do not begin to expire until 2009. See "Collaborative Relationships."

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

In March 1997, the Company announced that the United States Patent and Trademark Office had awarded the Company a patent (U.S. Patent Number 5,614,192) covering TCR peptides and functional derivatives encompassing the second complementarity determining region (CDR2) as compositions of matter, formulations (including peptide cocktails) and methods of treatment of T-cell mediated diseases. In January 1998, the Company announced that a patent in Europe was granted for the same claims.

The Company has become aware that third parties have obtained patents generally relating to TCR Vaccines technology, including a U.S. patent issued to Immune Response Corporation on March 18, 1997. With regard to such patents as are known to the Company and its patent counsel, the Company believes such patents' claims would be found either invalid or not infringed if asserted against the proposed TCR Vaccines. The Company has filed an opposition to a European patent claiming compositions for use in treating multiple sclerosis, covering certain TCR V beta peptides disclosed for treating multiple sclerosis in the Company's own, earlier-filed application; another opposition has been filed against this patent by an independent party. The Company is also aware of other pending third party patent applications which, if issued, might be asserted against the Company's TCR Vaccines and products or processes as planned to be made, used or sold by the Company. If such patents were successfully asserted, the Company could be required to obtain licenses or redesign its TCR Vaccines products or processes to avoid infringement and could be liable to pay damages, or could be prevented from commercializing TCR Vaccines. There can be no assurance that such licenses would be available or, if available, would be on commercially reasonable terms, or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. Even if the Company's patent counsel render advice that the Company's products and processes do not infringe any valid claim under third party patents relating to the TCR Vaccines technology, neither they nor the Company can assure that no third party will commence litigation to enforce such patents, or that the Company will not incur substantial expenses or that it will prevail in any patent litigation. Moreover, patent applications in the U.S. are maintained in secrecy until issue, and publication of discoveries in the scientific or patent literature often lag behind actual discoveries, so the Company cannot be certain that it is aware of all potentially relevant pending applications and it is not possible to predict with any certainty the scope of claims that could issue from such a third party's pending application. The Company anticipates that an interference will be declared between one or more of its TCR Peptide technology patent applications and those of one or more of its competitors including the above-referenced patent of Immune Response Corporation to determine priority of invention, which could result in substantial cost to the Company even if the eventual outcome is favorable. It is not possible to know in advance the invention dates that such other parties may be able to prove, so the Company cannot know whether its or its licensors' inventors are the first for inventions covered by their pending patent applications or that it or its licensors were the first to file patent applications for such inventions. A judgment adverse to the Company in any such patent interference, litigation or other proceeding could materially adversely affect the Company's business, financial condition and results of operation, and its expense may be substantial whether or not the Company is successful.

Connetics also relies on trade secrets and proprietary know-how. The Company requires its employees, consultants and advisors to execute a confidentiality agreement providing that all proprietary information developed or made known to the individual during the course of the relationship will be kept confidential and not used or disclosed to third parties except in specified circumstances. The agreements also provide that all inventions conceived by an employee (or consultant or advisor to the extent appropriate for the services provided) during the course of the relationship shall be the exclusive property of the Company, other than inventions unrelated to the Company and developed entirely on the individual's own time. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for misappropriation of the Company's trade secrets in the event of unauthorized use or disclosure of such information.

MARKETING AND SALES

The Company's business strategy is to retain marketing rights for products in the areas of rheumatology and dermatology in the United States. The Company believes that a large, general sales and marketing infrastructure is not required to effectively and successfully maximize the commercial potential of products in the changing health care market, and in particular products directed toward focused, specialty markets. The Company is targeting its initial commercial activities at rheumatologists and dermatologists, which can be served by a focused and specialized marketing organization. The Company has commenced marketing and sales operations with the deployment of its initial 14 sales representatives. This sales organization will market the Company's in-licensed and internally developed products. The Company expects to expand the sales force as it prepares to launch additional products. With regard to Ridaura, the Company had a transitional services agreement with SmithKline which ended December 31, 1997 whereby SmithKline performed order entry, packaging, shipping, invoicing and credit and collection services for Ridaura on behalf of the Company. The Company transitioned these functions on December 15, 1997 to CORD Logistics, Inc.

Outside the United States, the Company's strategy is to establish development, marketing and distribution agreements with pharmaceutical companies. The Company is engaged in discussions with a number of pharmaceutical companies regarding development, marketing and sales alliances for both ConXn and its TCR vaccine products for the European and Asian markets, although there can be no assurance that any such alliances will be consummated.

As of December 31, 1997, the Company had 18 employees devoted to marketing and sales.

MANUFACTURING

The Company contracts with independent sources to manufacture its products, which enables the Company to focus on its product and clinical development strengths, minimize fixed costs and capital expenditures, and gain access to advanced manufacturing process capabilities. Gamma interferon is manufactured by Genentech and Parke-Davis. ConXn has been manufactured for Connetics under contract with four outside vendors: BASF Bioresearch Corp. for fermentation, Scios Nova, Inc. for purification, Chesapeake Biological Laboratory for filling and Tektagen, Inc. for testing. TCR vaccines are manufactured by

American Peptide Company and Multiple Peptide Systems. The Company is in discussions with additional manufacturers who can supply ConXn and TCR vaccines for clinical and commercial uses. Ridaura is manufactured by SmithKline (in final finished package form) under an agreement with an initial term through December 2001. Betamathasone mousse is manufactured for Connetics by CCL Pharmaceuticals.

The Company's strategy is to continue to use manufacturing agreements for the production of its current and future products.

COMPETITION

The biopharmaceutical industry is highly competitive. The Company believes that there are numerous pharmaceutical and biotechnology companies and academic research groups throughout the world engaged in research and development efforts with respect to therapeutic products targeted at diseases or conditions addressed by the Company. In particular, with respect to TCR Vaccines, the Company is aware that other companies and research institutions are engaged in research and development efforts and are in various stages of clinical trials with respect to rheumatoid arthritis and other autoimmune diseases. Connetics believes that competitive factors in its industry include scientific and technological expertise, managerial competence in identifying and pursuing product in-licensing and acquisition opportunities, operational competence in developing, protecting, manufacturing and marketing products and obtaining timely regulatory agency approvals, and financial resources. The Company intends to compete on the basis of the quality and exclusivity of its products, combined with the effectiveness of its marketing and sales efforts. Competing successfully will depend on the Company's continued ability to attract and retain skilled and experienced personnel, to develop and secure the rights to pharmaceutical products and compounds and to exploit these products and compounds commercially prior to the development of competitive products by others. The Company expects that there will be continued competition for highly qualified scientific, technical and managerial personnel. There can be no assurance that other products and therapies will not be developed that will either render the Company's proposed products obsolete or will have advantages outweighing those of the products and therapies that the Company is seeking to develop. (See Additional Factors that May Affect Future Results - "Competition and Technological Change")

GOVERNMENT REGULATION

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

Generally, in order to obtain FDA approval for a new therapeutic agent, a company first must conduct preclinical studies in the laboratory and in animal model systems to gain preliminary information on the agent's efficacy and to identify any safety problems. "Preclinical" studies include toxicity, pharmacokinetic and efficacy testing in vitro and in animals and chemical or biological formulation work in preparation for submission of the necessary data to comply with applicable regulations prior to the commencement of human testing. The results of these studies are submitted as a part of an investigational new drug application ("IND"), which the FDA must review before human clinical trials of an investigational drug can start. The Company has filed and will continue to be required to sponsor and file INDs and will be responsible for initiating and overseeing the clinical studies to demonstrate the safety and efficacy that are necessary to obtain FDA approval of its products. Clinical trials are normally done in three phases and generally take two to five years, but may take longer, to complete. "Phase I trials" generally involve administration of a product to a small number of persons to determine safety, tolerance and pharmacokinetic characteristics. "Phase I/II trials" generally involve administration of a product to a small number of persons who have the targeted disease to determine safety, tolerance and pharmacokinetic characteristics and/or to obtain preliminary evidence of efficacy. "Phase II trials" generally involve administration of a product to a limited number of patients with a particular disease to determine dosage, efficacy and safety. "Phase III trials" generally examine the clinical efficacy and safety in an expanded patient population at multiple clinical sites. At least one such trial is required (but usually two are required) for FDA approval to market a drug.

After completion of clinical trials of a product, the Company will be required to file a new drug application ("NDA"), if the product is classified as a new drug, or a biologic license application ("BLA"), if the product is classified as a biologic, and receive FDA approval before commercial marketing of the product. The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. While the Company will endeavor to secure expedited review and approval when possible, NDAs and BLAs can take between one and two years to be reviewed by the FDA, and can take longer if significant questions arise during the review process. While recent legislative and regulatory initiatives have focused on the need to reduce FDA review and approval times, the ultimate impact of such initiatives on the Company's products cannot be certain. If questions arise during the FDA review process, approval can take more than five years. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, recalls, seizures, injunctions or criminal sanctions. For marketing outside the United States, the Company will also be subject to foreign regulatory requirements governing human clinical trials, manufacturing and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

Third Party Reimbursement and Health Care Reform. The commercial success of the Company's products under development will be substantially dependent upon the availability of government or private third-party reimbursement for the use of such products. There can be no assurance that Medicare, Medicaid, health maintenance organizations and other third-party payers will authorize or otherwise budget such reimbursement. Such governmental and third party payers are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more of its development products to market, there can be no assurance that such products will be viewed as cost-effective or that reimbursement will be available to consumers or will be sufficient to allow the Company's products to be marketed on a competitive basis. Furthermore, federal and state regulations govern or influence the reimbursement to health care providers of fees and capital equipment costs in connection with medical treatment of certain patients. In response to concerns about the rising costs of advanced medical technologies, the current administration of the federal government has in the past publicly stated its desire to reform health care, including the possibility of price controls and revised reimbursement policies; while the administration is no longer pursuing major initiatives, there can be no assurance that any future actions taken by the administration with regard to health care reform will not have a material adverse effect on the Company. If any actions are taken by the administration, such actions could adversely affect the prospects for future sales of the Company's products. Further, to the extent that these or other proposals or reforms have a material adverse effect on the Company's ability to secure funding for its development or on the business, financial condition and profitability of other companies that are prospective collaborators for certain of the Company's product candidates, the Company's ability to develop or commercialize its product candidates may be adversely affected.

Given recent government initiatives directed at lowering the total cost of health care throughout the United States, it is likely that the United States Congress and state legislatures will continue to focus on health care reform and the cost of prescription pharmaceuticals, as well as on the reform of the Medicare and Medicaid systems. The Company cannot predict the likelihood of passage of federal and state legislation related to health care reform or lowering pharmaceutical costs. In certain foreign markets pricing of prescription pharmaceuticals is already subject to government control. Continued significant changes in the U.S. or foreign health care systems could have a material adverse effect on the Company's business.

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

SCIENTIFIC ADVISORY BOARD AND OTHER ADVISORS

Connetics utilizes various advisors to provide expertise and critical review of its programs. For advice on and review of its current and long-term scientific planning, research and development, the Company has established a Scientific Advisory Board ("SAB") consisting of distinguished scientists and clinicians with expertise in biologic processes and diseases that involve the connective tissues of the body. All of the individuals on the SAB are recognized as leading authorities in their fields.

The members of the SAB are as follows:

NAME                                             POSITION
----                                             --------

Edward P. Amento, M.D........................... Consultant, Molecular Medicine Research, Inc.
Eugene A.  Bauer, M.D........................... Dean, Stanford University School of Medicine
Yueh-Hsiu Chien, Ph.D........................... Assistant Professor, Stanford University School of Medicine
Arthur Z. Eisen, M.D............................ Professor, Washington University School of Medicine,
                                                 Barnes Hospital
Philip C. Hanawalt, M.D......................... Professor of Biological Sciences and Dermatology, Stanford
                                                 University and Stanford University School of Medicine
Gerald T. Nepom, M.D., Ph.D..................... Director, Virginia Mason Research Center Professor,
                                                 University of Washington School of Medicine, Seattle
Brian Seed, Ph.D................................ Professor, Harvard Medical School (Massachusetts
                                                 General Hospital)

Each member of the SAB has entered into an agreement with the Company covering the terms of his position as a member of the SAB. Each member provides services on an as-needed basis. Three members of the SAB have entered into separate agreements with the Company covering additional consultation above and beyond their activities as SAB members. Certain SAB members hold options to purchase or have purchased Common Stock of the Company. In addition, members of the SAB receive a fee of $1,000 for attending any SAB meeting and are reimbursed for out-of-pocket expenses incurred in attending each meeting. All members of the SAB are employed by institutions other than the Company and may have commitments to, or consulting or advisory agreements with, other entities that may limit their availability to the Company.

For its preclinical and clinical development programs the Company has established relationships with several contract research organizations and practicing physicians.

Employees

The Company had 72 full-time employees at December 31, 1997, of which 35 are engaged in, or directly support, the Company's research and development activities. The Company also uses outside consultants. The Company considers relations with its employees to be good. None of the Company's employees is covered by a collective bargaining agreement.


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

DEVELOPMENT STAGE COMPANY; UNCERTAINTY OF PRODUCT DEVELOPMENT AND MARKET ACCEPTANCE

From its inception until its acquisition of Ridaura in December 1996, Connetics was a development stage company. Except for Ridaura, all of the Company's products are in clinical or preclinical development, and no revenues were generated from products until December 1996, when the Company recognized $428,000 in December product in connection with the Ridaura acquisition. To date, the Company's resources have been primarily dedicated to the research and development of products that the Company has in-licensed from Genentech and others. Although the Company believes it has the expertise to develop and commercialize such products, any or all of the Company's products may fail to be effective or prove to have undesirable and unintended side effects or other characteristics that may prevent their development or regulatory approval, or limit their commercial use. For instance, in August 1997 the Company announced results from a Phase III trial of gamma interferon for the treatment of atopic dermatitis. The results indicated that the product did not show an acceptable therapeutic response with respect to the primary clinical endpoint, and as a result, the Company suspended plans to submit a biological license application for gamma interferon for the treatment of atopic dermatitis.

There can be no assurance that the Company, or its collaborative partners, will be permitted to undertake human clinical trials for any of their development products not currently in clinical trials or, if permitted, that such products will be demonstrated to be safe and effective. In addition, there can be no assurance that any of the Company's products under development will obtain approval from the FDA or equivalent foreign authorities for any indication or that an approved compound will be capable of being produced in commercial quantities at reasonable costs and successfully marketed. Products, if any, resulting from the Company's research and development programs are not expected to be commercially available within the next year. Even if such products become commercially available, there can be no assurance that the Company will be able to gain satisfactory market acceptance for such products.

LIMITED OPERATING HISTORY; HISTORY OF LOSSES; UNCERTAINTY OF FUTURE
PROFITABILITY

Due to its limited operating history, the Company is subject to the uncertainties and risks associated with any new business. Having no commercialized products until the December 1996 Ridaura acquisition, the Company has experienced operating losses every year since its incorporation. Net losses for the fiscal years ended December 31, 1997, 1996 and 1995 were $27.9 million, $18.5 million and $10.4 million, respectively, and the Company had an accumulated deficit of $65.9 million at December 31, 1997. The Company expects to incur increasing operating losses for the next few years and the amount of net losses and the time required by the Company to reach profitability are uncertain. There can be no assurance that the Company will ever be able to generate revenue from its products now under development or achieve profitability on a sustained basis.

UNPREDICTABILITY OF CONDUCTING PRECLINICAL AND CLINICAL TRIALS

The Company is conducting a Phase I clinical trial of TCR Vaccines for the treatment of rheumatoid arthritis and a Phase II trial of gamma interferon for keloids. In addition, in 1998 the Company intends to commence a pivotal trial of ConXn for the treatment of scleroderma and a Phase III trial of clobetasol mousse for the treatment of severe psoriasis and skin dermatoses. There can be no assurance that the Company will be able to successfully complete its ongoing clinical trials or commence any future trials. In addition, there can be no assurance that the Company will meet its development schedule for any of its products in development. If the Company were unable to commence clinical trials as planned, complete the clinical trials or demonstrate the safety and efficacy of its products, the Company's business, financial condition and results of operations would be materially and adversely affected. For instance, in August 1997 the Company announced results from a Phase III trial of gamma interferon for the treatment of atopic dermatitis. The results indicated that the product did not show an acceptable therapeutic response with respect to the primary clinical endpoint, and as a result, the Company suspended plans to submit a biological license application for gamma interferon for the treatment of atopic dermatitis. Even if a product from the Company's research and development programs or any other therapeutic product is successfully developed according to plans, there can be no assurance it will be approved by the FDA on a timely basis or at all.

In addition, because the Company will, in a number of cases, rely on its contractual rights to access data collected by others in phases of its clinical trials, the Company is dependent on the continued satisfaction by such parties of their contractual obligations to provide such access and cooperate with the Company in the execution of successful filings with the FDA. There can be no assurance that the FDA will permit such reliance. If the Company were unable to rely on clinical data collected by others, the Company may be required to repeat clinical trials, which could significantly delay commercialization, and require significantly greater capital.

Before obtaining regulatory approvals for the commercial sale of any of its products under development, the Company must demonstrate through preclinical studies and clinical trials that the product is safe and efficacious for use in the target indication for which approval is sought. The results from preclinical studies and early clinical trials may not be predictive of results that will be obtained in later-stage testing and there can be no assurance that the Company's future clinical trials will demonstrate the safety and efficacy of any products or will result in approval to market products. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after promising results from earlier trials.

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

FUTURE CAPITAL REQUIREMENTS AND UNCERTAINTY OF FUTURE FUNDING; DILUTIVE AND OTHER EFFECTS OF EQUITY LINE AGREEMENT

The Company expects that its current cash and cash equivalents, short-term investments, cash generated from the sale of Ridaura and funds available under its capital loan will be sufficient to fund the Company's operations through the fourth quarter of 1998. The development of the Company's products (other than Ridaura) will require the commitment of substantial resources to conduct the time-consuming research and development, clinical studies and regulatory activities necessary to bring any potential medical product to market and to establish production, marketing and sales capabilities. The Company will need to raise substantial additional funds for these purposes. The Company may seek such additional funding through collaborative arrangements and through public or private financings, including equity financings. Any additional equity financing, if available, will be dilutive to stockholders and any debt financing, if available, may restrict the Company's ability to pay dividends on its capital stock or the manner in which the Company conducts its business. Under the terms of an equity line agreement, the Company has secured an equity line that potentially allows the Company to raise up to $25 million from a certain institutional investor over a three-year period beginning on December 1, 1997; however, this equity line is currently unavailable to the Company since the Company does not currently meet a requirement that the trading price for its Common Stock be at least $7.00 per share. Other than this equity line, the Company currently has no commitments for any additional financings and there can be no assurance that any such financings will be available to the Company or that adequate funds for the Company's operations, whether from financial markets, collaborative or other arrangements with corporate partners or from other sources, will be available when needed or on terms attractive to the Company. The inability to obtain sufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs, to limit the marketing of its products or to license third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop and market itself.

While the equity line arrangement discussed above may help provide the Company with additional future financing, the sale of shares thereunder will have a dilutive impact on other stockholders of the Company. As a result, the market price of the Company's Common Stock could be materially and adversely affected, and if the Company is profitable, the Company's net income per share could be materially decreased in future periods. In addition, the shares to be issued under the Equity Line Agreement will be issued at a discount (of up to 15%) to the then-prevailing market price of the Company's Common Stock. These discounted sales could have an immediate adverse effect on the market price of the Company's Common Stock. The Company also has an obligation to register the shares to be issued under the equity line before the start of the commitment period; therefore, the shares sold under the Equity Line Agreement will generally be eligible for immediate resale, which could further adversely affect the Company's stock price.

Finally, the equity line arrangement will not be available to the Company if its trading price remains below $7.00 per share and certain other pricing conditions are not met, which could require the Company to seek funds from other sources (with the attendant risk factors set forth in the preceding paragraph).

As a commitment fee to the equity line investor, the Company has issued a five-year warrant exercisable for 250,000 shares of Common Stock at an exercise price of $8.25 per share. On each of the first, second, and third anniversaries of the beginning of the equity line commitment period, the Company will issue the equity line investor an additional five-year warrant exercisable for a number of shares based on the amount of the equity line unused by the Company in the preceding year (up to a maximum of 25,000 shares if the Company has not drawn any amount under the equity line during the year and decreasing to zero to the extent the Company has drawn down up to $8.33 million during the year). The Company is obligated to file a registration statement covering the resale of the shares issuable upon the exercise of such additional warrants. The issuance and exercise of any such additional warrants would have a dilutive effect on the Company's stockholders and could have an adverse effect on the Company's stock price, as could the resale of the shares acquired thereunder.

POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

The Company had no revenues from products from its inception until December 1996, when it recognized $428,000 in December product revenues from Ridaura. For the year ended December 31, 1997, the Company recognized $6.8 million in product revenue from Ridaura which was below the Company's preliminary projections at the time of its acquisition of Ridaura. As Ridaura generates additional revenue, there can be no assurance that growth in Ridaura revenue will be achieved, that current revenue levels will be maintained, or that the Company will ever be profitable on a quarterly or annual basis in the future. As noted above, the Company expects to incur quarterly and annual operating losses for at least the next several years. The Company's quarterly and annual operating results may fluctuate significantly in the future depending on such factors as the timing and shipment of significant Ridaura orders, if any, changes in pricing policies by the Company and its competitors, the timing and market acceptance of any new products introduced by the Company, the mix of distribution channels through which Ridaura and other products (if any) are sold, and the Company's inability to obtain sufficient supplies for its products. In response to competitive pressures or new product introductions, the Company may take certain pricing or other actions that could materially and adversely affect the Company's operating results.


MANAGEMENT OF RIDAURA PRODUCT; UNCERTAINTY OF FUTURE RIDAURA REVENUES; OFF-PATENT STATUS OF RIDAURA

The Company's success will depend in part on its ability to manage the marketing and sales of Ridaura. SmithKline's management of the Company's distribution operations ended December 31, 1997. The Company has established a relationship with CORD, a distribution company located in Nashville, Tennessee and has been shipping Ridaura through CORD since December 15, 1997; however, there can be no assurance that such relationship will be successful. If CORD is unable to distribute Ridaura in an effective manner or if the Company is unable to maintain sufficient personnel with the appropriate levels of experience to manage this function, the Company's business, financial condition and results of operations could be materially and adversely affected. In addition, there can be no assurance that the Company's Ridaura revenues will equal or exceed those achieved by SmithKline over the last several years. The Company's Ridaura revenues for the year ending December 31, 1997 were below the Company's preliminary projections at the time of acquisition. If the Company is not able to market and sell Ridaura successfully, the Company's business, financial condition and results of operations could be materially and adversely affected. Furthermore, the primary patents for Ridaura expired in 1989 and 1992; therefore, the Company will be unable to assert patent infringement claims against a third party marketing the same product under a different trade name, which could have a material adverse effect on the Company's business, financial condition, and results of operations.

POTENTIAL EFFECTS OF GUARANTEE OF VALUE OF SHARES ISSUED TO SMITHKLINE

In connection with its acquisition of U.S. and Canadian rights to Ridaura in December 1996, the Company issued 637,733 shares of Common Stock to SmithKline Beecham Properties, Inc. ("SKB"). Pursuant to a December 1997 amendment to the Company's original agreement with SKB, the total value of the shares issued to SKB is required to be $8.0 million on April 1, 1998; to achieve such value, the Company may be obligated to issue additional shares to SKB on such date (up to a maximum of 1,672,512 total shares, including those originally issued), or may repurchase a portion of the originally-issued shares to reduce the market value of the remaining shares to $8.0 million. In the event the Company is required to issue a substantial number of additional shares to SKB, such issuance will have a dilutive impact on the other stockholders of the Company. As a result, the market price of the Company's Common Stock could be materially and adversely affected, and if the Company becomes profitable, the Company net income per share could be materially decreased in future periods. In addition, SKB currently owns approximately 4.8% of the Company's outstanding shares of Common Stock. An additional issuance of a substantial number of shares to SKB would increase SKB's ownership percentage and give SKB increased influence in matters requiring a stockholder vote, such as electing directors or approving a merger or sale of the Company. Given the Company's current stock price, it is likely that the Company will need to issue additional shares to SKB on April 1, 1998 to achieve the $8.0 million value.

Under the rules of the Nasdaq Stock Market, a second issuance to SKB cannot result in SKB receiving more than 19.9% or more of the Company's outstanding Common Stock as of December 30, 1996. Due to the Company's current stock price and the Nasdaq rules, there is a material likelihood that the Company will be unable to issue the full amount of shares otherwise issuable to SKB, and as a result, under the Company's amended agreement with SKB, the Company would be obligated to increase the amount of deferred royalty-based payments owed to SKB for Ridaura product sales (currently capped at $6 million) by the cash value of the unissuable shares. In addition, the Company's royalty rate for Ridaura sales would increase on sales over a certain level. Such changes could divert the Company's available liquid resources away from the Company's operations and development programs, which could have a material adverse effect on the Company's business and its results of operations.

POSSIBLE FUTURE PRODUCT ACQUISITIONS

A significant part of the Company's overall strategy is to in-license or acquire additional marketed or late stage development products in its targeted therapeutic areas. The 1996 acquisitions of rights to Betamethasone mousse and Ridaura reflect this strategy. Future product acquisitions, if any, may require substantial additional funds (i) for the initial acquisition of rights to these products and (ii) for the steps necessary to obtain FDA approval for the product and to market, sell and distribute the products successfully. A portion of the funds needed to acquire, develop and market any new products may come from the Company's existing cash and short-term investments; in such case, fewer resources will be available to the Company's current products and clinical programs, which could have a material adverse effect on the Company's business, financial conditions and results of operations. Alternatively, the Company may seek to raise substantial additional funds for new product acquisitions.

As discussed above under "Future Capital Requirements and Uncertainty of Future Funding," the Company may seek such additional funding through collaborative arrangements and through public or private financings, including equity financings. Any additional equity financing, if available, may be dilutive to stockholders and any debt financing, if available, may restrict the Company's ability to pay dividends on its capital stock or the manner in which the Company conducts business. In addition, any acquisition of rights to additional products that are not presently approved by the FDA will require the commitment of substantial resources to conduct the research development, clinical studies and regulatory activities necessary to bring such potential product to market. If the newly-acquired product is already approved for sale, the Company will likely assume the marketing and sale of such product, which may require the Company to recruit a substantial number of qualified employees to perform these functions. If the Company is unable to hire a sufficient number of employees with the appropriate levels of experience, or if the Company is unable to effectively manage the integration of any newly-acquired products into the Company's product line, the Company's business, financial condition and results of operations could be materially and adversely affected. Finally, any newly-acquired products may not achieve the marketing or therapeutic success expected of it by the Company, industry analysts or others at the time of acquisition. (See "-- Management of Ridaura Acquisition; Uncertainty of Future Ridaura Revenues; Off-Patent Status of Ridaura")

UNCERTAINTIES OF REGULATORY APPROVAL; GOVERNMENT REGULATION

The production and marketing of the Company's products and its ongoing research and development activities are subject to regulation by numerous governmental authorities in the United States and other countries. Prior to marketing, any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process mandated by the FDA and equivalent foreign authorities. These processes can take a number of years and require the expenditure of substantial resources. The Company is also subject to regulations under the food and drug statutes and regulations of the State of California.

Obtaining such approvals and completing such testing is a costly and time-consuming process and approval may not be ultimately obtained. The length of the FDA review period varies considerably as does the amount of preclinical and clinical data required to demonstrate the safety and efficacy of a specific product. The Company may also decide to replace the compounds in testing with modified or optimized compounds, thus extending the testing process. In addition, delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA regulatory review of each submitted new drug application or product license application. Similar delays may also be encountered in other countries. There can be no assurance that even after such time and expenditures, regulatory approval will be obtained for any products developed by the Company. If regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which the product may be marketed. Further, even if such regulatory approval is obtained, the FDA will require post-marketing reporting and may require surveillance programs to monitor the usage or side effects of each drug product. A marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections, and later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, potentially including withdrawal of the product from the market. In addition, a failure to comply with FDA requirements for manufacturing, labeling, advertising, recordkeeping or reporting of adverse events and other information may result in enforcement actions including, but not limited to, recalls, seizures, injunctions and criminal prosecution.

Government regulation in the United States or in foreign countries may delay marketing of the Company's potential products for years, may impose costly procedures upon the Company and may furnish a competitive advantage to larger companies that may compete with the Company. There can be no assurance that FDA or other regulatory approval for any products developed by the Company will be granted on a timely basis or at all. A delay in obtaining or a failure to obtain such approvals would adversely affect the marketing of any potential products developed by the Company and the Company's liquidity and capital resources. The FDA regulatory process periodically goes under substantial review and revision, and as a result, government regulation may become more or less restrictive in the future.

PATENTS AND PROPRIETARY RIGHTS

The Company's success will depend in part on the ability of Connetics and its licensors to obtain patent protection for the Company's products and processes, to preserve its trade secrets, and to operate without infringing the proprietary rights of third parties. The Company owns, controls or has exclusively licensed pending applications and/or issued patents worldwide relating to the technology of all three of its major programs as well as technology in the earlier stages of research.

There has been increasing litigation in the biomedical, biotechnology and pharmaceutical industries with respect to the manufacture, use and sale of new therapeutic products that are the subject of conflicting patent rights. The validity and breadth of claims in biomedical/pharmaceutical/biotechnology patents involve complex factual and legal issues for which no consistent policy has emerged, and therefore, are highly uncertain. Moreover, the patent laws of foreign countries differ from those of the U.S. and the degree of protection, if any, afforded by foreign patents may, therefore, be different. In Europe, a third party appeal is pending from an opposition to a patent application concerning relaxin DNA; the original opposition was successfully defended by the Company's licensor. No assurance can be given that any of the Company's or its licensors' patent applications will issue as patents or that any such issued patents will provide a competitive advantage to the Company or will not be successfully challenged or circumvented by its competitors. In addition, others may hold or receive patents or file patent applications that contain claims having a scope that covers products or processes made, used or sold by the Company. In the event that any claims of third-party patents are upheld as valid and enforceable with respect to a product or process made, used or sold by the Company, the Company could be prevented from practicing the subject matter claimed in such patents or could be required to obtain licenses or redesign its products or processes to avoid infringement and could be liable to pay damages. There can be no assurance that such licenses would be available or, if available, would be on commercially reasonable terms, or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement.

Connetics has been awarded U.S. Patent No. 5,614,192 covering its proprietary TCR vaccines technology. The Company has become aware that third parties have also obtained patents relating to TCR vaccines technology, including a U.S. patent issued to Immune Response Corporation on March 18, 1997. With regard to such patents as are known to the Company and its patent counsel, the Company believes such patents' claims would be found either invalid or not infringed if asserted against the proposed TCR vaccines. The Company has filed an opposition to a European patent claiming compositions for use in treating multiple sclerosis, covering certain TCR V beta peptides disclosed for treating multiple sclerosis in the Company's own, earlier-filed application; another opposition has been filed against this patent by an independent party. The Company is also aware of other pending third party patent applications which, if issued, might be asserted against the Company's TCR vaccines and products or processes as planned to be made, used or sold by the Company. If such patents were successfully asserted, the Company could be required to obtain licenses or redesign its TCR vaccines products or processes to avoid infringement and could be liable to pay damages, or could be prevented from commercializing TCR vaccines. There can be no assurance that such licenses would be available or, if available, would be on commercially reasonable terms, or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement. Even if the Company's patent counsel render advice that the Company's products and processes do not infringe any valid claim under third party patents relating to the TCR vaccines technology, neither they nor the Company can assure that no third party will commence litigation to enforce such patents, or that the Company will not incur substantial expenses or that it will prevail in any patent litigation. Moreover, patent applications in the U.S. are maintained in secrecy until issue, and publication of discoveries in the scientific or patent literature often lag behind actual discoveries, so the Company cannot be certain that it is aware of all potentially relevant pending applications and it is not possible to predict with any certainty the scope of claims that could issue from such a third party's pending application. The Company anticipates that an interference will be declared between one or more of its TCR vaccine technology patent applications and those of one or more of its competitors including the above-referenced patent to Immune Response Corporation to determine priority of invention, which could result in substantial cost to the Company even if the eventual outcome is favorable. It is not possible to know in advance the invention dates that such other parties may be able to prove, so the Company cannot know whether its or its licensors' inventors are the first for inventions covered by their pending patent applications or that it or its licensors were the first to file patent applications for such inventions. A judgment adverse to the Company in any such patent interference, litigation or other proceeding could materially adversely affect the Company's business, financial condition and results of operation, and its expense may be substantial whether or not the Company is successful.

Connetics also relies on trade secrets and proprietary know-how. The Company requires each of its employees, consultants and advisors to execute a confidentiality agreement providing that all proprietary information developed or made known to the individual during the course of the relationship will be kept confidential and not used or disclosed to third parties except in specified circumstances. The agreements also provide that all inventions conceived by an employee (or consultant or advisor to the extent appropriate for the services provided) during the course of the relationship shall be the exclusive property of the Company, other than inventions unrelated to the Company and developed entirely on the individual's own time. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for misappropriation of the Company's trade secrets in the event of unauthorized use or disclosure of such information.

DEPENDENCE ON CONTRACT MANUFACTURERS AND SUPPLIERS

The Company currently has no manufacturing facilities for clinical or commercial production of any of its products, nor does the Company intend to develop such capabilities in the near future. The Company's products for research and preclinical testing have been supplied by collaborators and contract manufacturing companies. Relaxin has been manufactured for Connetics under contract with four outside vendors: BASF Bioresearch Corp. for fermentation, Scios, Inc. for purification, Chesapeake Biological Laboratory for filling and Tektagen, Inc. for testing. TCR vaccines are manufactured for the Company by American Peptide Company and Multiple Peptide Systems. The Company is in discussions with additional manufacturers who can supply Relaxin and TCR vaccines for clinical and commercial uses. Ridaura is manufactured by SmithKline (in final finished package form) under an agreement with an initial term through December 2001. Betamethasone mousse and clobetasol mousse are manufactured for Connetics by CCL Pharmaceuticals. Gamma interferon is manufactured by Genentech and Parke-Davis. If the Company is unable to contract for manufacturing capabilities on acceptable terms, the Company's ability to conduct preclinical and human clinical testing will be adversely affected, resulting in the delay of submission of products for regulatory approval and initiation of new development programs, which in turn could impair materially the Company's competitive position and the possibility of the Company achieving profitability. In addition, some materials used in the Company's products may be available only from sole suppliers. Although neither the Company nor its contract manufacturers has experienced difficulty acquiring materials for the manufacture of its products for clinical trials, no assurance can be given that interruptions in supplies will not occur in the future, which could have a material adverse effect on the Company's ability to manufacture its products. There can also be no assurance that the Company will be able to manufacture any of its products on a commercial scale or at a competitive cost or in sufficient quantities. The Company currently is seeking additional clinical and commercial suppliers. There is no assurance that additional suppliers will be engaged by the Company or that the current manufacturers of relaxin can supply sufficient clinical quantities. Failure to obtain sufficient clinical or commercial quantities of relaxin or other products at acceptable terms would have a material adverse impact on the Company's attempts to complete its clinical trials, and obtain approval for and commercialize its products.

COMPETITION AND TECHNOLOGICAL CHANGE

Other products and therapies currently exist on the market or are under development that could compete directly with some of the products that the Company is marketing, or seeking to develop and market. There can be no assurance that the Company's products, even if successfully tested and developed, will be adopted by physicians over such other products, or that the Company's products will offer an economically feasible alternative to existing modes of therapy where they exist. In addition, a number of companies are currently seeking to develop new products and therapies to address diseases involving connective tissue, particularly in the field of rheumatoid arthritis, and the number of the Company's competitors in these markets could increase. The Company intends to compete on the basis of the effectiveness, quality and exclusivity of its products, combined with the effectiveness of its marketing and sales efforts. There can be no assurance that other products and therapies will not be developed that will either render the Company's proposed products obsolete or will have advantages outweighing those of the products and therapies that the Company is seeking to develop.

With regard to Ridaura, there are numerous products on the market, and under development, for the treatment of rheumatoid arthritis. There can be no assurance that Ridaura will continue to be utilized by physicians over other rheumatoid arthritis products, or that Ridaura will continue to offer a cost-effective alternative to competing therapies. In addition, although the Company believes that there will be a continued role for products such as Ridaura, the market for rheumatoid arthritis will likely change based upon new product introductions, which could have a material adverse effect on the Company's sales of Ridaura.

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

DEPENDENCE ON KEY PERSONNEL

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

UNCERTAINTY OF PHARMACEUTICAL PRICING AND REIMBURSEMENT; HEALTH CARE REFORM AND RELATED MATTERS

The levels of revenues and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third party payors to contain or reduce the costs of health care through various means. In both the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third party payors, such as government, employers and private insurance plans. Third party payors are increasingly seeking to reduce the costs of medical products and services and looking for improved cost/benefit relationships from the products and services they buy. If the Company or one of its potential marketing or strategic alliance partners succeeds in bringing one or more products based upon the Company's technology to the market, there can be no assurance of market acceptance of the Company's products or that these products will be considered cost-effective and that reimbursement to the consumer will be available or will be sufficient to allow the Company or its partner to sell such products on a competitive basis. Any inability of the Company or its potential partners to sell products developed using the Company's technology or in-licensed by the Company on a competitive basis would have a material adverse effect on the Company's business.

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

EFFECT OF CERTAIN ANTI-TAKEOVER PROVISIONS

The Company's Board of Directors has the authority to issue up to 5,000,000 shares of undesignated Preferred Stock and to determine the rights, preferences, privileges and restrictions of such shares without further vote or action by the Company's stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely effected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for third parties to acquire a majority of the outstanding voting stock of the Company. In April 1997, the Company's Board of Directors adopted a stockholder rights plan, which entitles existing stockholders of the Company to certain rights (including the right to purchase shares of Preferred Stock) in the event of an acquisition of 15% or more of the Company's outstanding common stock, or an unsolicited tender offer for such shares. The existence of the rights plan could delay, prevent, or make more difficult a merger or tender offer or proxy contest involving the Company.

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

POSSIBLE VOLATILITY OF STOCK PRICE; LACK OF DIVIDENDS

Prior to February 1996 there was no public market for the Common Stock of the Company. There can be no assurance that an active trading market will continue to be sustained or that the market price of the Common Stock will not decline below the its present market price. The market prices for securities of biotechnology companies have been highly volatile. Announcements regarding the results of regulatory approval filings, clinical studies or other testing, technological innovations or new commercial products by the Company or its competitors, government regulations, developments concerning proprietary rights or public concern as to safety of technology have historically had, and are expected to continue to have, a significant impact on the market prices of the stocks of biotechnology companies. For instance, in August 1997, the Company's trading price dropped approximately 46.7% the day the Company announced negative results from its Phase III clinical trial of gamma interferon for the treatment of atopic dermatitis. The trading price of the Common Stock could also be subject to significant fluctuations in response to variations in operating results. In addition, the Company has never paid cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future, but instead intends to retain future earnings for reinvestment in its business. The Company's credit agreement requires the approval of the Company's bank to declare or pay cash dividends.


ITEM 2. PROPERTIES

Connetics currently leases approximately 23,500 square feet of laboratory and office space at 3400 West Bayshore Road in Palo Alto, California. The Company leases this space under a master lease agreement that commenced in August 1996 and which will expire in July 1999 with a renewal option that, if exercised, would extend the term of the lease to the year 2001. The Company currently pays base monthly rent of $45,825 for this space and has the right to use this space for laboratory research and development, storage and distribution, offices, marketing and other related uses. The Company also leases approximately 3,100 square feet of office space at 2483 East Bayshore Road, in Palo Alto, California. The Company leases this space under an agreement that expires March 31, 1999. The Company currently pays base monthly rent of $9,300 for this space. The Company believes that its existing facilities are adequate to meet its requirements for the near term and that additional space will be available on commercially reasonable terms if needed.


ITEM 3. LEGAL PROCEEDINGS

    Connective knows of no material litigation or proceeding pending or threatened to which the Company is, or may become, a party.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.



EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company, and their ages as of December 31, 1997, are as follows:

NAME                                                AGE   POSITION
----                                                ---   --------

Thomas G. Wiggans...........................        46    President, Chief Executive Officer and Director
W. Scott Harkonen, M.D......................        45    Sr. Vice President, Product Development and Operations
Richard J. Hammel, Ph.D.....................        54    Vice President, Commercial Development
John L. Higgins ............................        27    Vice President, Finance and Administration and Chief
                                                          Financial Officer
David A. Lowin .............................        43    Vice President, Intellectual Property, Chief Patent
                                                          Counsel and Assistant Secretary
Ernst H. Rinderknecht, Ph.D ................        50    Vice President, Process Science and Manufacturing

Thomas G. Wiggans has served as President, Chief Executive Officer and as a director of the Company since July 1994. From February 1992 to April 1994, Mr. Wiggans served as President and Chief Operating Officer of CytoTherapeutics, a biotechnology company. From 1980 to February 1992, Mr. Wiggans served in various positions at Ares-Serono Group, a pharmaceutical company, including President of its U.S. pharmaceutical operations and Managing Director of its U.K. pharmaceutical operations. From 1976 to 1980 he held various sales and marketing positions with Eli Lilly & Co., a pharmaceutical company. He is currently a director of the Biotechnology Industry Organization, and a member of the governing body of its emerging company section. He was also President of the Board of Directors of the Association of Biotechnology Companies. Mr. Wiggans received his B.S. degree in Pharmacy from the University of Kansas and his M.B.A. from Southern Methodist University.

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

Richard J. Hammel has served as Vice President, Commercial Development of the Company since September 1995. From September 1993 to September 1995, he served at Matrix Pharmaceutical, Inc., a biotechnology company, as Vice President of Business Development, Sales and Marketing. From March 1992 to September 1995, Dr. Hammel served as a Senior Consultant to Marketing Corporation of America, a marketing company. From 1986 to March 1992, he served at Glaxo, Inc., a pharmaceutical company, most recently as Director of Business Development. He received a B.S., M.S. and Ph.D. from the University of Minnesota.

John L. Higgins has served as Vice President, Finance and Administration and Chief Financial Officer since September 1997. From August 1994 to September 1997, he was a member of the management team at BioCryst Pharmaceuticals, Inc., a pharmaceutical company, serving most recently as Executive Vice President of Corporate Development. From July 1992 to July 1994, Mr. Higgins was a member of the health care banking team of Dillon, Read & Co. Inc., an investment banking firm. While at Dillon, Read, he focused on financing and advisory assignments for biotechnology and managed care companies. He received a B.A. in Economics from Colgate University, where he serves on the Board of Trustees.

David A. Lowin has served as Vice President, Intellectual Property and Chief Patent Counsel of the Company since January 1995 and Assistant Secretary of the Company since July 1995. From 1982 to January 1995, Mr. Lowin served at Syntex Corporation, a pharmaceutical company, as Assistant Director of the Patent Law Department. From 1979 to 1982, he served as an associate at Owen, Wickersham & Erickson. He received a B.A. from Hobart College and a J.D. from the Franklin Pierce Law Center, where he serves on the Intellectual Property Law Advisory Committee.

Ernst H. Rinderknecht has served as Vice President, Process Sciences and Manufacturing of the Company since September 1994. From 1980 to September 1994, Dr. Rinderknecht worked at Genentech in various positions, since 1987 as Staff Scientist. He received his M.S. from the Swiss Federal Institute of Technology
(ETH) and Ph.D. in Biochemistry from the University of Zurich, Switzerland.

Each executive officer serves at the sole discretion of the Board of Directors.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's Common Stock commenced trading on the Nasdaq National Market under the symbol CNCT on February 1, 1996. The price per share reflected in the table below represents the range of low and high closing sale prices for the Company's Common Stock as reported in the Nasdaq National Market for the quarters indicated.

FISCAL YEAR ENDED DECEMBER 31, 1997                                              HIGH          LOW
                                                                                 ----          ---
    First Quarter...........................................................     $8.00        $6.63
    Second Quarter..........................................................     $7.88        $6.00
    Third Quarter...........................................................     $9.50        $3.50
    Fourth Quarter..........................................................     $4.25        $2.56

FISCAL YEAR ENDED DECEMBER 31, 1996                                              HIGH          LOW
                                                                                 ----          ---
    First Quarter...........................................................    $11.25        $8.00
    Second Quarter..........................................................    $11.00        $7.75
    Third Quarter...........................................................    $10.25        $5.75
    Fourth Quarter..........................................................    $ 8.75        $6.50


The Company had approximately 187 stockholders of record as of February 27, 1998, including several holders who are nominees for an undetermined number of beneficial owners.

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


                                                                                                                 Period from
                                                                                                                  inception
                                                                                                                  (February
                                                                           December 31,                          8, 1993) to
                                                     ---------------------------------------------------------   December 31,
                                                         1997           1996           1995           1994           1993
                                                     ------------   ------------   ------------   ------------   ------------
Statement of Operations Data:
Product revenues                                     $      6,803   $        428   $       --     $       --     $       --

Operating costs and expenses:
   Cost of product revenues                                 1,149           --             --             --             --
   License amortization                                     7,124            594           --             --
   Research and development                                17,162         13,161          8,271          6,436            836
   General and administrative                               8,966          5,434          2,113          1,317            240
                                                     ------------   ------------   ------------   ------------   ------------
Total operating costs and expenses                         34,401         19,189         10,384          7,753          1,076

Loss from operations                                      (27,598)       (18,761)       (10,384)        (7,753)        (1,076)

Gain on sale of license rights                                525           --             --             --             --
Interest income (expense), net                               (862)           247             12            (97)            (2)

                                                     ============   ============   ============   ============   ============
Net loss                                             $    (27,935)  $    (18,514)  $    (10,372)  $     (7,850)  $     (1,078)
                                                     ============   ============   ============   ============   ============

Basic and diluted net loss per share(1)              $      (2.69)  $      (2.71)
Shares used to calculate basic and diluted net loss
   per share(1)                                        10,412,039      6,824,668

Pro forma basic and diluted net loss per share(1)                                  $      (2.34)          --             --
Shares used to calculate pro forma basic and
   diluted net loss per share(1)                                                      4,434,299           --             --

Balance Sheet Data:
Cash, cash equivalents and short-term investments    $     14,346   $     24,554   $      9,023   $      1,287   $        729
Working capital                                             6,687         14,904          5,844           (979)          (147)
Total assets                                               31,068         47,922         11,796          2,901            930
Current portion of capital lease obligations,
   capital loans and long-term debt                         2,746          2,408          1,259            233           --
Current portion of notes payable and other                  2,884           --             --             --             --
   liabilities
Non-current portion of capital lease obligations,
   capital loans and long-term debt                           649          3,062          4,933            829             13
Other long-term liabilities and notes payable(2)            9,666         10,858          3,467          2,643           --
Redeemable convertible preferred stock                        600          2,000           --             --             --
Total stockholders' equity (net capital deficiency)        10,809         21,800             63         (2,919)           (60)

(1) Earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) and Staff Accounting Bulletin No. 98, ("SAB 98"). See Notes 1 and 13 of Notes to Financial Statements

(2) See Note 5 of Notes to Financial Statements for a description of the Company's other long-term liabilities.

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

The following discussion should be read in conjunction with the Financial Statements and Notes filed with this Report.

OVERVIEW

Connetics Corporation acquires, develops and markets products in the areas of rheumatology and dermatology. The Company acquired the U.S. and Canadian rights to Ridaura(R) (auranofin), a treatment for rheumatoid arthritis, from SmithKline Beecham Corporation and related entities ("SmithKline") in December 1996. Under a related Transitional Services Agreement, customer orders and distribution for Ridaura were managed by SmithKline through 1997. The Company's products under development include betamethasone mousse for the treatment of scalp psoriasis and other dermatoses; clobetasol mousse for the treatment of severe dermatoses; ConXn(R) (relaxin) for the treatment of scleroderma, other fibrotic disorders and infertility; T-cell receptor (TCR) peptide vaccines for the treatment of multiple sclerosis and rheumatoid arthritis; and gamma interferon for the treatment of keloids. The Company's stockholders approved a change of the Company's name from "Connective Therapeutics, Inc." to "Connetics Corporation" at its annual meeting in May 1997.

There can be no assurance that any of the Company's potential products will be successfully developed, receive the necessary regulatory approvals or be successfully commercialized.

The Company has financed its operations primarily through the sale and issuance of equity securities. Additional cash has been received in connection with certain credit financing arrangements. To date, a majority of the Company's expenditures have been for research and development activities. The Company has incurred operating losses since its inception and had an accumulated deficit of $65.9 million at December 31, 1997. The Company will require additional funds to continue the development of its products and to fund operating losses which are expected for the next few years. Other than Ridaura, the Company does not expect any of its products to be commercialized within the next year.

RESULTS OF OPERATIONS

The Company's revenues, derived from the sales of Ridaura, were $6.8 million and $0.4 million for the years ended December 31, 1997 and 1996, respectively. The Company had no revenue in 1995, or for the first eleven months in 1996, as all of its products were in development stage. Revenues from Ridaura sales in 1997 were somewhat below the Company's preliminary projections at the time of its acquisition of Ridaura. There can be no assurance that the Company will be able to market and sell Ridaura successfully or that Ridaura revenues will equal or exceed those achieved by SmithKline prior to the Company's acquisition of the product and, as a result, the Company's financial condition and results of operations could be materially and adversely affected.

Under Transitional Services and Supply agreements between SmithKline and the Company, entered into in conjunction with the acquisition of Ridaura, SmithKline will manufacture and supply Ridaura in final package form through December 2001 and has managed distribution of the product, with no additional consideration for performing such services, through December 1997. The Company has established a distribution arrangement with CORD Logistics, Inc. ("CORD") under which CORD will manage customer orders and distribution of Ridaura and any other future products of the Company. CORD began distributing Ridaura for the Company on December 15, 1997 and, as a result, the Company incurred distribution costs of $45,000 which included a one time program implementation start-up fee in December. Future distribution costs are currently estimated to be approximately three percent of net revenue.

The Company's cost of product sales includes the cost of Ridaura purchases from SmithKline, a percentage royalty based on product sales, and distribution costs from CORD. For the year ending December 31, 1997, the Company recorded $1.1 million in cost of product sales and $7.1 million in amortization expense associated with the acquisition of product rights to Ridaura (the Company has determined the useful life of the asset to be three years based on information regarding products currently in the Company's development pipeline, competitive products, the off-patent position of Ridaura and expected future revenues from Ridaura sales). No product costs were recorded for the years ending December 31, 1996 and 1995 as the Company was still in development stage without any revenue generating product. There was no cost associated with the Ridaura revenue the Company recognized in December 1996.

Research and development expenses were $17.2 million, $13.2 million and $8.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. The $4.0 million increase in research and development expenses in fiscal 1997 over fiscal 1996 was primarily due to the 555 patient Phase III clinical trial of gamma interferon for the treatment of atopic dermatitis, the 64 patient Phase II clinical trial of ConXn for the treatment of scleroderma, the 190 patient Phase III clinical trial of betamethasone mousse for the treatment of scalp psoriasis, the 106 patient Phase I/II clinical trial of TCR peptide vaccines for the treatment of multiple sclerosis and the 40 patient Phase II clinical trial of gamma interferon for the treatment of keloids, all of which commenced subsequent to June 1996. The increase in research and development expenses in fiscal 1996 over fiscal 1995 was primarily attributable to significant increases in personnel staffing particularly related to clinical development, commencement of the clinical trials associated with gamma interferon, ConXn and TCR peptide vaccines as listed above, and increased outside services required to support operations. The factors contributing to increases in spending were partially offset by decreases in technology acquisition costs from $0.9 million in fiscal 1995, to $35,000 and none for fiscal 1996 and 1997, respectively. Although the Company has currently suspended any material further activities associated with gamma interferon for the treatment of atopic dermatitis due to less than acceptable therapeutic response with respect to the primary clinical endpoint, research and development expenses may continue to increase in future periods due to continued expansion of development activities, including progression in advanced-stage clinical trials, and possible acquisition of new technologies and products.

Selling, general and administrative expenses were $9.0 million, $5.4 million and $2.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. The increase of $3.6 million in expenses from fiscal 1996 to 1997 was primarily due to the establishment of a new sales and marketing organization, costs associated with the re-launching of Ridaura, increases in personnel in the general and administrative functions, and legal expenses associated with operating as a public company. The increase of $3.3 million in expenses from fiscal 1995 to 1996 was primarily due to increased support costs associated with operating as a public company (including costs related to strengthening the senior management team), professional fees and expenses associated with the acquisition of Ridaura and other business development expenses. Selling, general and administrative expenses are expected to continue to increase primarily due to increased staffing of the sales organization, costs associated with marketing Ridaura and possible launching of new acquired products.

On December 18, 1997, the Company entered into a Canadian Asset Purchase Agreement and a Supply Agreement with Pharmascience, Inc., a Canadian corporation, whereby the Company sold its Canadian rights to Ridaura for a net consideration of $1.3 million. The book value of the Canadian rights to Ridaura at December 31, 1997 was approximately $775,000 and accordingly, the Company recognized a gain of $525,000 from the sale of Ridaura Canadian rights to Pharmascience, Inc. in 1997.

Interest income was $0.9 million, $1.2 million and $0.4 million for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in interest income in fiscal 1997 over fiscal 1996 was the result of lower cash and investment balances due to increase in operating expenses and a $3.0 million payment to SmithKline for rights to Ridaura. The increase in fiscal 1996 over fiscal 1995 was due to higher invested cash balances from proceeds of the Company's initial public offering and two private placements of equity securities. Interest earned in the future will depend on Company funding cycles and prevailing interest rates. Interest expense increased to $1.7 million for the year ended December 31, 1997, from $0.9 million and $0.4 million for the same periods in 1996 and 1995, respectively. The increase of $0.8 million interest expense in fiscal 1997 over fiscal 1996 was due to imputed interest expense of $1.1 million attributable to the non-interest bearing $11.0 million promissory note payable to SmithKline as partial consideration of the acquisition of U.S. and Canadian rights to Ridaura, offset in part by lower interest expense associated with lower balances outstanding for obligations under capital leases and loans, and notes payable. The increase of $0.5 million from fiscal 1996 over fiscal 1995 was due to increased balances outstanding for obligations under capital leases and loans, and notes payable.

The Company incurred net losses of $27.9 million, $18.5 million and $10.4 million for the years ended December 31, 1997, 1996 and 1995, respectively. The increase of $9.4 million in net loss in fiscal 1997 was primarily due to a higher level of product development activities and Ridaura-related sales and marketing expenses, amortization costs and imputed interest expenses, offset in part by revenues generated from the sale of Ridaura. The increase in net loss of $8.1 million from fiscal 1996 over fiscal 1995 was primarily due to the Company's development stage activities. The Company expects to incur additional losses over the next few years and losses are expected to fluctuate from period to period based on timing of product revenues, clinical material purchases, possible acquisitions of new products and technologies, scale-up activities and clinical activities.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date primarily through private sales of equity securities, proceeds from its initial public offering in February 1996 and four self-managed financings, two in December 1996, one in May 1997 and one in December 1997. At December 31, 1997, cash, cash equivalents and short-term investments totaled $14.3 million, a decrease of $10.3 million from $24.6 million at December 31, 1996.

Cash used in operations in 1997 was $23.6 million compared with $10.4 million in 1996. The fiscal 1997 net loss was affected by a number of charges that did not use cash, including $7.1 million of amortization expense and $1.1 million imputed interest expense associated with the acquisition of Ridaura. The impact of these charges was somewhat offset by a $0.5 million gain recognized from the sale of Ridaura Canadian rights. In addition, the increase in net loss of $9.4 million from 1997 over 1996 was due to higher expenses associated with clinical trials and sales and marketing activities. The cash outflow from operations also included a $3.0 million payment to SmithKline for rights to Ridaura in January 1997, offset by $4.8 million cash generated from Ridaura product sales (net of product costs). Receivables at December 31, 1997 were $1.5 million as compared with $0.4 million for the same period in 1996 due to increased sales of Ridaura.

Investing activities, other than changes in the Company's short-term investments, consumed $0.6 million in cash during fiscal 1997, compared with $3.6 million during fiscal 1996. Cash outlays in 1997 included a $1.0 million payment to SmithKline in consideration of the omnibus amendment to the asset purchase agreement in December, and equipment and leasehold improvements expenditures of $0.9 million due to headcount growth, offset in part by $1.3 million cash generated from the sale of the Canadian rights to Ridaura.

Cash proceeds from financing activities in 1997 was $13.9 million compared with $29.4 million in 1996. In 1997, the Company generated $16.1 million cash primarily from the sales of its common stock in May and December compared with $32.6 million cash generated primarily from its initial public offering and a private financing in 1996. The Company also financed $0.3 million of its equipment expenditures through a capital loan arrangement, and at December 31, 1997, had approximately $0.6 million available for additional borrowings under the same loan. Cash proceeds were offset by $2.5 million in payments on obligations under capital leases and loans.

Working capital decreased by $8.2 million to $6.7 million at December 31, 1997 from $14.9 million at December 31, 1996. The decrease was the result of lower cash, cash equivalents and short-term investments, the now current portion of capital loans and long-term debt, and the current portion of the note payable due to SmithKline in 1998 for rights to Ridaura, offset in part by lower accounts payable, lower accrued expenses due to the winding down of clinical trial activities, lower accrued process development expenses and higher receivable balance. The decrease in accounts payable and accrued process development expenses of $3.3 million was partially due to payments of $3.0 to SmithKline and $0.7 million for gamma interferon material associated with the Phase III clinical trial.

At December 31, 1997, the Company had an aggregate of $15.9 million in future obligations of principal payments under capital leases, loans, long-term debt and other obligations, of which $5.6 million is due in 1998. On November 13, 1997, the Company amended the repayment terms of its non-interest bearing $11.0 million promissory note with SmithKline. The amendment allows the Company to defer the first $6.0 million installment payment, originally due in January 1998, to April 1998, October 1998 and January 1999 with payments of $1.0 million, $1.5 million and $3.5 million, respectively. The Company is required to pay interest on the principal amount outstanding of the $6.0 million from January 1, 1998 through January 4, 1999 at prime rate plus 2%. The second installment payment of $5.0 million under the note, also due January 1999, remains unchanged. On December 18, 1997, the Company added an omnibus amendment to the equity and asset purchase agreements with SmithKline. The amendment adjusts the November 13, 1997 amended payments from $1.5 million and $3.5 million to $1.0 million and $4.0 million in October 1998 and January 1999, respectively. All other payment terms pertaining to the November 13, 1997 amendment remain unchanged. (See Note 5 of Notes to Financial Statements)

The Company has a Structured Equity Line Flexible Financing Agreement (the "Equity Line Agreement") with Kepler Capital LLC ("Kepler") that allows the Company to access up to $25 million through sales of its Common Stock. The equity line is available for a three-year period beginning on December 1, 1997. The Equity Line Agreement provides that the Company can, at its option, obtain from $500,000 to

$2,000,000 at any one time through a sale of its Common Stock to Kepler, subject to the satisfaction of certain conditions, including registration of shares for resale, minimum volume requirements, and a minimum trading price of $7.00 per share over a specified period. In addition, the Company must sell $500,000 of its Common Stock from time to time if the price per share exceeds $10.00 and minimum volume requirements are met. Since the Company's trading price is currently below the $7.00 minimum price requirement, the Company is presently unable to draw under the equity line. (See Note 6 of Notes to Financial Statements)

The Company believes that its existing cash and cash equivalents, short-term investments, cash generated from Ridaura revenues and funds available under the capital loan will be sufficient to fund the Company's operating expenses, debt obligations and capital requirements through 1998. The Company's future capital uses and requirements depend on numerous factors, including the progress of its research and development programs, the progress of clinical and advanced-stage clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, and enforcing patent claims and other intellectual property rights, competing technological and market developments, the ability of the Company to establish collaborative arrangements, the level of product revenues, the possible acquisition of new products and technologies, and the development of commercialization activities. Therefore such capital uses and requirements may increase in future periods. As a result, the Company will require substantial additional funds prior to reaching profitability and may attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. Other than the Equity Line Agreement (which is presently unavailable), the Company currently has no commitments for any additional financings, and there can be no assurance that additional funding will be available for the Company to finance its ongoing operations on acceptable terms, if at all. The inability to obtain sufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs, to limit the marketing of its products or to license third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop and market itself.

IMPACT OF YEAR 2000

The "Year 2000 Issue" is the result of certain computer programs being written using two digits rather than four to define the applicable year. Some of the Company's older computer programs were written using two digits rather than four to define the applicable year and as a result, those computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on a recent assessment, the Company presently believes that with modifications and upgrades to existing software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and upgrades are not made, or are not completed timely, the Year 2000 Issue could have an impact on the operations of the Company. The total Year 2000 project cost is estimated at less than $50,000.

The Company has begun initiating formal communications with its significant service providers and suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14(a) for an index to the consolidated financial statements and supplementary financial information that are attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its annual meeting of shareholders to be held May 22, 1998 and the information included therein is incorporated herein by reference.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



(a) The following documents are filed as part of this Report:

    1.  Financial Statements and Report of Ernst & Young LLP, Independent
        Auditors

            Report of Ernst & Young LLP, Independent Auditors.

            Consolidated Balance Sheet at December 31, 1997 and 1996.

            Consolidated Statements of Operations Years ended December 31, 1997, 1996 and 1995.

            Consolidated Statement of Shareholders' Equity - Three years ended December 31, 1997.

            Consolidated Statements of Cash Flows Years ended December 31, 1997, 1996, and 1995.

            Notes to Consolidated Financial Statements.

2.  Financial Statement Schedules

            Financial statement schedules are omitted because they are not applicable or are not required as the information required to be set forth therein is included in the financial statements or notes thereto.

3.  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibits

3.1(1)      Form of Amended and Restated Certificate of Incorporation.
3.2(1)      Form of Bylaws.
3.3(5)      Certificate of Designation of 7% Redeemable Convertible Preferred
            Stock, Series A of Connective Therapeutics, Inc., as filed with the
            Delaware Secretary of State on December 4, 1996.
3.4(11)     Amendment to the Company's Amended and Restated Certificate of
            Incorporation, as filed with the Delaware Secretary of State on May
            15, 1997, changing the Company's name to Connetics Corporation.
3.5         Certificate of Designation of Rights, Preferences and Privileges of
            Series B Participating Preferred Stock, as filed with the Delaware
            Secretary of State on May 15, 1997. Reference is made to Exhibit
            4.2.
4.1(1)      Form of Common Stock Certificate.
4.2(12)     Preferred Shares Rights Agreement, dated as of May 20, 1997, between the Company and U.S. Stock Transfer Corporation, including the
            Certificate of Designation of Rights, Preferences and Privileges of
            Series B Participating Preferred Stock, the form of Rights
            Certificate and the Summary of Rights attached thereto as Exhibits
            A, B and C, respectively.

10.1(1)     Form of Indemnification Agreement with the Company's directors and officers.
10.2(7)*    1994 Stock Plan, as amended, and form of Option Agreement.
10.3(7)*    1995 Employee Stock Purchase Plan, as amended, and form of
            Subscription Agreement.
10.4(1)*    1995 Directors' Stock Option Plan and form of Option Agreement.
10.5(1)     Third Amended and Restated Registration Rights Agreement dated
            February 14, 1995 among the Registrant and certain security holders of the Registrant and Amendments Nos. 1 and 2 thereto dated May 31,
            1995 and September 28, 1995.
10.6(1)(2)  License Agreement dated September 27, 1993, between Genentech, Inc.
            and the Company, Amendment dated July 14, 1994, and side letter agreement dated November 17, 1994.
10.8(1)     Assignment and Assumption Agreement, dated June 3, 1994, by and between the Company and XOMA Corporation.
10.9(1)(2)  Technical Collaboration and Manufacturing Agreement, dated May 24,
            1994, by and between the Company and Scios Nova Inc.
10.10(1)(2) Technology Acquisition Agreement dated June 3, 1994 by and between the Company and XOMA Corporation, and License Agreement dated
            February 27, 1990 by and between Arthur A. Vandenbark, Ph.D. and
            XOMA Corporation.
10.11(1)(2) Agreement on Interferon Gamma-1B dated December 8, 1995 by and between the Company and Genentech, Inc.
10.12(1)    Equipment Lease Line, dated May 31, 1994 with Lease Management
            Services, Inc.
10.13(1)    Business Loan Agreement, dated July 18, 1995, between the Company,
            Silicon Valley Bank and MMC/GATX Partnership No. 1.
10.14(1)(2) Research Collaboration and Assignment Agreement, dated July 1, 1994, between the Company and Dr. Arthur A. Vandenbark.
10.17(1)    Consulting Agreement dated November 17, 1993 between the Company and
            Brian Seed.
10.18(1)    Consulting Agreement dated November 17, 1993 between the Company and
            Eugene Bauer.
10.19(1)    Employment Agreement dated June 9, 1994 between the Company and
            Thomas Wiggans.
10.20(1)    Loan Agreements between the Company and Thomas Wiggans dated July
            15, 1994 and August 1, 1994.
10.21(1)    Letter Agreement with G. Kirk Raab dated October 1, 1995.
10.23(1)    Facility Master Lease between the Company and Renault & Handley dated February 9, 1994.
10.26(1)    Loan and Security Agreement dated December 21, 1995 by and among the
            Company, Silicon Valley Bank and MMC/GATX Partnership No. 1.
10.27(3)(2) Agreement on Relaxin Rights in Asia dated April 1, 1996 between the
            Company and Mitsubishi Chemical Corporation (Exhibits A and B to
            Exhibit 10.27 have been previously filed as Exhibit 10.6 above.
            Confidential treatment has been granted as to certain portions of
            Exhibit 10.6 by the SEC).
10.28(3)(2) Soltec License Agreement dated June 14, 1996.
10.29(4)    Laboratory Services Agreement dated October 24, 1996.
10.30(4)    Agreement with Dr. Edward Amento dated October 24, 1996.
10.31(4)    Form of Directors and Officers Change in Control Agreement
10.32(5)    Common Stock Purchase Agreement, dated December 4, 1996 by and among the Company and certain investors.
10.33(5)    Registration Rights Agreement, dated December 4, 1996 by and among the Company and certain investors.
10.34(5)    Securities Purchase Agreement, dated December 4, 1996 by and among the Company and a certain purchaser.
10.35(5)    Warrant, dated December 4, 1996 between the Company and a certain purchaser.
10.36(6)(2) Asset Purchase Agreement dated December 2, 1996 between the Company,
            SmithKline Beecham Corporation, SmithKline Beecham Pharma Inc.,
            SmithKline Beecham Properties, Inc. and SmithKline Beecham
            Inter-American Corporation.
10.37(6)    Stock Issuance Agreement dated December 31, 1996 between the Company and SmithKline Beecham Properties, Inc.
10.38(6)    Secured Promissory Note dated December 31, 1996 issued to SmithKline
            Beecham Corporation.

10.39(6)    Security Agreement dated December 31, 1996 between the Company and
            SmithKline Beecham Corporation.
10.40(6)(2) Supply Agreement dated December 31, 1996 between the Company and
            SmithKline Beecham Corporation.
10.42(8)    Structured Equity Line Flexible Financing Agreement dated January 2,
            1997 between the Company and Kepler Capital LLC.
10.43(8)    Registration Rights Agreement dated January 2, 1997 between the
            Company and Kepler Capital LLC.
10.44(9)    Common Stock and Warrant Purchase Agreement dated May 15, 1997 by and among the Company, Genentech, Inc. and certain investors.
10.45(9)    Registration Rights agreement dated May 15, 1997 by and among the
            Company and certain investors.
10.46(9)    Form of Common Stock Purchase Warrant issued to certain investors on
            May 15, 1997.
10.47(7)*   Form of Notice of Stock Option Grant to G. Kirk Raab for stock option issued in January 1997.
10.48(10)   Secured Loan Agreement dated October 30, 1997 between the Company and W. Scott Harkonen.
10.49(10)*  Letter Agreement with Cynthia M. Butitta dated September 22, 1997.
10.50(10)   Amendment dated November 13, 1997 to Secured Promissory Note dated
            December 31, 1996 issued to SmithKline Beecham Corporation.
10.51(10)   Letter Agreement dated November 26, 1997 between the Company and
            Gerard Klauer Mattison & Co., Inc.
10.52(10)*  Letter Agreement with John L. Higgins dated August 25, 1997.
10.53(10)   Omnibus Agreement with SmithKline Beecham Corporation and related entities dated December 18, 1997.
10.54(10)   Canadian Asset Purchase Agreement with Pharmascience, Inc. dated
            December 19, 1997.
10.55(10)   Supply Agreement with Pharmascience, Inc. dated December 19, 1997.
10.56**     Agreement on Relaxin dated January 19, 1998 by and between the
            Company and Howard Florey Institute of Experimental Physiology and
            Medicine.
10.57**     License Agreement dated January 1, 1998 between the Company and
            Soltec Research Pty Limited.
23.1        Consent of Ernst & Young LLP, Independent Auditors.
24.1        Power of Attorney (see page 46).
27.1        Financial Data Schedule (EDGAR filed version only).

----------

* This item is a management compensatory plan or arrangement required to be listed as an exhibit to this form pursuant to Item 601(a)(10)(iii) of Regulation S-K.
** The Company has omitted certain portions of this Exhibit and has requested confidential treatment of such portions from the SEC.
1. Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-1 (File No. 33-80261) declared effective by the Securities and Exchange Commission (the "SEC") on January 31, 1996.
2. Certain portions of this Exhibit were granted confidential treatment pursuant to an order from the SEC.
3. Incorporated by reference from an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-27406) filed with the SEC for the fiscal quarter ended June 30, 1996.
4. Incorporated by reference from an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-27406) filed with the SEC for the fiscal quarter ended September 30, 1996.
5. Incorporated by reference from an exhibit to the Company's Report on Form 8-K (File No. 0-27406) dated December 4, 1996.
6. Incorporated by reference from an exhibit to the Company's Report on Form 8-K (File No. 0-27406) dated January 15, 1997.
7. Incorporated by reference from an exhibit filed with Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8 (File No. 333-04985) filed with the SEC on June 30, 1997.
8. Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K (File No. 0-27406) for the fiscal year ended December 31, 1996.

9. Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-3 (File No. 333-21941) filed with the SEC on July 3, 1997.
10. Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-1 (File No. 333-41195) declared effective by the SEC on December 15, 1997.
11. Incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K (File No. 0-27406) filed on May 23, 1997.
12. Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form 8-A (File No. 0-27406) filed on May 23, 1997.


(b)     REPORTS ON FORM 8-K

        No Reports on Form 8-K were filed during the three months ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Palo Alto, California on this 20th day of March 1998.

     CONNETICS CORPORATION


     By: /s/      JOHN L. HIGGINS

     John L. Higgins

     Vice President, Finance and Administration and
     Chief Financial Officer

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas G. Wiggans and John L. Higgins, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

      SIGNATURE                                   TITLE                         DATE
      ---------                                   -----                         ----

    /s/ THOMAS G. WIGGANS        President, Chief Executive Officer and
-------------------------------  Director (Principal Executive Officer)    March 11, 1998
      Thomas G. Wiggans

     /s/ JOHN L. HIGGINS         Vice President, Finance and
-------------------------------  Administration and Chief Financial
       John L. Higgins           Officer (Principal Financial
                                 and Accounting Officer)                   March 19, 1998

      /s/ G. KIRK RAAB           Chairman of the Board of
-------------------------------  Directors                                 March 11, 1998
        G. Kirk Raab

  /s/ ALEXANDER E. BARKAS        Director
-------------------------------
      Alexander E. Barkas                                                  March 18, 1998

     /s/ EUGENE A. BAUER         Director
-------------------------------
         Eugene A. Baue                                                    March 13, 1998

      /s/ BRIAN H. DOVEY         Director
-------------------------------
        Brian H. Dovey                                                     March 19, 1998

       /s/ JOHN C. KANE         Director
-------------------------------
        John C. Kane                                                       March 16, 1998

     /s/ THOMAS D. KILEY         Director
-------------------------------
       Thomas D. Kiley                                                     March 19, 1998

   /s/ KENNETH B. PLUMLEE        Director
-------------------------------
     Kenneth B. Plumlee                                                    March 19, 1998

 /s/ JOSEPH J. RUVANE, JR.       Director
-------------------------------
    Joseph J. Ruvane, Jr.                                                  March 19, 1998

                             CONNETICS CORPORATION
                         INDEX TO FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors................   F-2
Balance Sheets...................................................   F-3
Statements of Operations.........................................   F-4
Statements of Stockholders' Equity...............................   F-5
Statements of Cash Flows.........................................   F-6
Notes to Financial Statements....................................   F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Connetics Corporation

        We have audited the accompanying balance sheets of Connetics Corporation as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of Connetics Corporation at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                     ERNST & YOUNG LLP
Palo Alto, California
January 15, 1998

                              CONNETICS CORPORATION
                                 BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                     YEARS ENDED DECEMBER 31,
                                                                                     ------------------------
                                                                                         1997       1996
                                                                                       --------   --------

                                             ASSETS
Current assets:
  Cash and cash equivalents                                                            $  8,452   $ 14,555
  Short-term investments                                                                  5,894      9,999
  Accounts receivable                                                                     1,527        428
  Other current assets                                                                      158        124
                                                                                       --------   --------
          Total current assets                                                           16,031     25,106

Property and equipment, net                                                               1,663      1,484
Notes receivable from related parties                                                       333        301
Deposits and other assets                                                                   160        250
Licensed assets and product rights                                                       12,881     20,781
                                                                                       --------   --------
                                                                                       $ 31,068   $ 47,922
                                                                                       ========   ========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                     $  1,492   $  4,179
  Accrued liabilities                                                                     1,100      2,023
  Accrued process development expenses                                                      586      1,198
  Accrued payroll and related expenses                                                      536        394
  Current portion of notes payable and other liabilities (note 5)                         2,884       --
  Current portion of capital lease obligations, capital loans and long-term debt          2,746      2,408
                                                                                       --------   --------
          Total current liabilities                                                       9,344     10,202

Non-current portion of capital lease obligations, capital loans and long-term debt          649      3,062
Other long-term liabilities (note 5)                                                      9,666     10,858
Redeemable convertible preferred stock, Series A                                            600      2,000

Commitments
Stockholders' equity:
  Preferred stock, $0.001 par value:
     5,000,000 shares authorized; redeemable convertible preferred stock, Series
     A, shares issued and outstanding: 60 in 1997 and 200 in 1996; and preferred
     stock, none issued or outstanding in 1997 and 1996                                      --         --
  Common stock, $0.001 par value, and additional paid-in capital:
     50,000,000 shares authorized; shares issued and outstanding:  13,249,410 in 1997
     and 9,057,393 in 1996                                                               77,566     61,004
  Notes receivable from stockholders                                                        (75)       (75)
  Deferred compensation, net                                                               (763)    (1,315)
  Accumulated deficit                                                                   (65,873)   (37,814)
  Treasury stock, at cost:  5,246 shares in 1997                                            (46)      --
                                                                                       --------   --------
Total stockholders' equity                                                               10,809     21,800
                                                                                       --------   --------
                                                                                       $ 31,068   $ 47,922
                                                                                       ========   ========


                 See accompanying notes to financial statements.

                              CONNETICS CORPORATION
                            STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                               YEARS ENDED DECEMBER 31,
                                                      ------------------------------------------
                                                          1997           1996           1995
                                                      ------------   ------------   ------------

Product revenues                                      $      6,803   $        428   $       --

Operating costs and expenses:
  Cost of product revenues                                   1,149           --             --
  License amortization                                       7,124            594           --
  Research and development                                  17,162         13,161          8,271
  Selling, general and administrative                        8,966          5,434          2,113
                                                      ------------   ------------   ------------
Total operating expenses                                    34,401         19,189         10,384

Interest income                                                860          1,190            405
Gain on sale of license rights                                 525           --             --
Interest expense                                            (1,722)          (943)          (393)
                                                      ------------   ------------   ------------
Net loss                                              $    (27,935)  $    (18,514)  $    (10,372)
                                                      ============   ============   ============

Basic and diluted net loss per share                  $      (2.69)  $      (2.71)
Shares used to calculate basic and diluted net
loss per share                                          10,412,039      6,824,668

Pro forma basic and diluted net loss per share                                      $      (2.34)
Shares used to calculate pro forma basic and diluted
net loss per share                                                                     4,434,299


                 See accompanying notes to financial statements.

                              CONNETICS CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                       CONVERTIBLE                COMMON STOCK AND
                                                                     PREFERRED STOCK         ADDITIONAL PAID IN CAPITAL
                                                                  SHARES         AMOUNT         SHARES        AMOUNT
                                                                 --------       --------       --------      --------

Balances at December 31, 1994                                       1,343       $      1            866      $  6,105

Issuance of series B preferred stock, net of issuance costs         2,622              3           --          12,787
Issuance of common stock under stock option plans                    --             --               43            19
Deferred compensation related to certain options and stock
   purchase rights granted to employees and consultants,             --             --             --           2,265
   net of amortization
Issuance of warrants                                                 --             --             --             250
Net loss                                                             --             --             --            --
                                                                 --------       --------       --------      --------
Balances at December 31, 1995                                       3,965              4            909        21,426
                                                                 --------       --------       --------      --------

Issuance of common stock in initial public offering
   ("IPO"), net of issuance costs of $2,981                          --             --            2,500        24,521
Conversion of preferred stock into common stock in
   conjunction with IPO in February                                (3,965)            (4)         3,965             4
Issuance of common stock under stock option and purchase plans       --             --               63           118
Issuance of common stock warrants                                    --             --               10          --
Issuance of common stock pursuant to private placement,
   net of issuance costs                                             --             --              972         5,930
Issuance of common stock upon asset purchase from
   SmithKline Beecham                                                --             --              638         9,000
Payment of notes receivable                                          --             --             --            --
Deferred compensation related to certain options and stock
   purchase rights granted to employees and consultants,
   net of amortization                                               --             --             --               8
Unrealized loss on investments                                       --             --             --              (3)
Net loss                                                             --             --             --            --
                                                                 --------       --------       --------      --------
Balances at December 31, 1996                                        --             --            9,057        61,004
                                                                 ========       ========       ========      ========

Issuance of common stock under stock option and purchase
   plans                                                             --             --              190           233
Issuance of common stock pursuant to private placement,
   net of issuance costs                                             --             --            1,810        10,886
Issuance of common stock pursuant to public offering, net
   of issuance costs                                                 --             --            1,750         5,008
Conversion of redeemable preferred stock, Series A and
   preferred dividends                                               --             --              442         1,521
Reduction of guaranteed market value of shares issued
   pursuant to asset purchase agreement with  SmithKline
   Beecham                                                           --             --             --          (1,000)
Repurchase of officer's common stock                                 --             --             --            --
Amortization and reversal of deferred compensation                   --             --             --             (91)
Unrealized gain on investments                                       --             --             --               5
Net loss                                                             --             --             --            --
                                                                 --------       --------       --------      --------
Balances at December 31, 1997                                        --         $   --           13,249      $ 77,566
                                                                 ========       ========       ========      ========


                                                                    NOTES       DEFERRED       ACCUMULATED
                                                                 RECEIVABLE   COMPENSATION       DEFICIT
                                                                 ----------   ------------     -----------

Balances at December 31, 1994                                     $    (97)      $   --         $ (8,928)

Issuance of series B preferred stock, net of issuance costs            (28)          --             --
Issuance of common stock under stock option plans                       (9)          --             --
Deferred compensation related to certain options and stock
   purchase rights granted to employees and consultants,              --           (1,933)          --
   net of amortization
Issuance of warrants                                                  --             --             --
Net loss                                                              --             --          (10,372)
                                                                  --------       --------       --------
Balances at December 31, 1995                                         (134)        (1,933)       (19,300)
                                                                  --------       --------       --------

Issuance of common stock in initial public offering
   ("IPO"), net of issuance costs of $2,981                           --             --             --
Conversion of preferred stock into common stock in
   conjunction with IPO in February                                   --             --             --
Issuance of common stock under stock option and purchase plans        --             --             --
Issuance of common stock warrants                                     --             --             --
Issuance of common stock pursuant to private placement,
   net of issuance costs                                              --             --             --
Issuance of common stock upon asset purchase from
   SmithKline Beecham                                                 --             --             --
Payment of notes receivable                                             59           --             --
Deferred compensation related to certain options and stock
   purchase rights granted to employees and consultants,
   net of amortization                                                --              618           --
Unrealized loss on investments                                        --             --             --
Net loss                                                              --             --          (18,514)
                                                                  --------       --------       --------
Balances at December 31, 1996                                          (75)        (1,315)       (37,814)
                                                                  --------       --------       --------

Issuance of common stock under stock option and purchase
   plans                                                              --             --             --
Issuance of common stock pursuant to private placement,
   net of issuance costs                                              --             --             --
Issuance of common stock pursuant to public offering, net
   of issuance costs                                                  --             --             --
Conversion of redeemable preferred stock, Series A and
   preferred dividends                                                --             --             (124)
Reduction of guaranteed market value of shares issued
   pursuant to asset purchase agreement with  SmithKline
   Beecham                                                            --             --             --
Repurchase of officer's common stock                                  --             --             --
Amortization and reversal of deferred compensation                    --              552           --
Unrealized gain on investments                                        --             --             --
Net loss                                                              --             --          (27,935)
                                                                  --------       --------       --------
Balances at December 31, 1997                                     $    (75)      $   (763)      $(65,873)
                                                                  ========       ========       ========



                                                                     TREASURY STOCK
                                                                  SHARES         AMOUNT          TOTAL
                                                                 --------       --------       --------

Balances at December 31, 1994                                        --         $   --         $ (2,919)

Issuance of series B preferred stock, net of issuance costs          --             --           12,762
Issuance of common stock under stock option plans                    --             --               10
Deferred compensation related to certain options and stock
   purchase rights granted to employees and consultants,             --             --              332
   net of amortization
Issuance of warrants                                                 --             --              250
Net loss                                                             --             --          (10,372)
                                                                 --------       --------       --------
Balances at December 31, 1995                                        --             --               63
                                                                 --------       --------       --------

Issuance of common stock in initial public offering
   ("IPO"), net of issuance costs of $2,981                          --             --           24,521
Conversion of preferred stock into common stock in
   conjunction with IPO in February                                  --             --             --
Issuance of common stock under stock option and purchase plans       --             --              118
Issuance of common stock warrants                                    --             --             --
Issuance of common stock pursuant to private placement,
   net of issuance costs                                             --             --            5,930
Issuance of common stock upon asset purchase from
   SmithKline Beecham                                                --             --            9,000
Payment of notes receivable                                          --             --               59
Deferred compensation related to certain options and stock
   purchase rights granted to employees and consultants,
   net of amortization                                               --             --              626
Unrealized loss on investments                                       --             --               (3)
Net loss                                                             --             --          (18,514)
                                                                 --------       --------       --------
Balances at December 31, 1996                                        --             --           21,800
                                                                 --------       --------       --------

Issuance of common stock under stock option and purchase
   plans                                                             --             --              233
Issuance of common stock pursuant to private placement,
   net of issuance costs                                             --             --           10,886
Issuance of common stock pursuant to public offering, net
   of issuance costs                                                 --             --            5,008
Conversion of redeemable preferred stock, Series A and
   preferred dividends                                               --             --            1,397
Reduction of guaranteed market value of shares issued
   pursuant to asset purchase agreement with  SmithKline
   Beecham                                                           --             --           (1,000)
Repurchase of officer's common stock                                   (5)           (46)           (46)
Amortization and reversal of deferred compensation                   --             --              461
Unrealized gain on investments                                       --             --                5
Net loss                                                             --             --          (27,935)
                                                                 --------       --------       --------
Balances at December 31, 1997                                          (5)      $    (46)      $ 10,809
                                                                 ========       ========       ========


                 See accompanying notes to financial statements.

                              CONNETICS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                        YEARS ENDED DECEMBER 31,
                                                                                 --------------------------------------
                                                                                   1997           1996           1995
                                                                                 --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $(27,935)      $(18,514)      $(10,372)
Adjustments to reconcile net loss to net cash used by operating activities:
  Depreciation and amortization                                                     7,911          1,237            393
  Technology acquired in exchange for note payable and other
     long-term liability                                                             --             --              855
  Amortization of deferred compensation                                               461            626            332
  Accrued interest on notes payable                                                 1,107           --             --
  Gain on sale of Canadian rights to Ridaura                                         (525)          --             --
  Changes in assets and liabilities:
    Accounts receivable                                                            (1,099)          (428)          --
    Current and other assets                                                          (17)           690           (731)
    Accounts payable                                                               (2,687)         3,738           (117)
    Accrued liabilities                                                              (809)         2,203            843
                                                                                 --------       --------       --------
Net cash used by operating activities                                             (23,593)       (10,448)        (8,797)
                                                                                 --------       --------       --------

Cash flows from investing activities:
Purchases of short-term investments                                               (12,152)       (21,650)        (7,560)
Sales and maturities of short-term investments                                     16,263         11,648          7,560
Capital expenditures                                                                 (865)          (461)          (400)
Sale of Canadian rights to Ridaura                                                  1,300           --             --
Payment for licensed assets and product rights                                     (1,000)        (3,000)          --
                                                                                 --------       --------       --------
Net cash used in investing activities                                               3,546        (13,463)          (400)
                                                                                 --------       --------       --------

Cash flows from financing activities:
Proceeds (payments) from bank loans                                                  --             --             (750)
Payment of notes payable                                                             --           (2,205)          --
Proceeds from capital loans and long-term debt                                        333            323          5,230
Payments on obligations under capital leases and capital loans                     (2,470)        (1,244)          (319)
Proceeds from issuance of redeemable preferred stock                                 --            2,000           --
Proceeds from issuance of preferred and common stock, net                          16,081         30,569         12,772
                                                                                 --------       --------       --------
Net cash provided by financing activities                                          13,944         29,443         16,933
                                                                                 --------       --------       --------
Net change in cash and cash equivalents                                            (6,103)         5,532          7,736
Cash and cash equivalents at beginning of period                                   14,555          9,023          1,287
                                                                                 --------       --------       --------
Cash and cash equivalents at end of period                                       $  8,452       $ 14,555       $  9,023
                                                                                 ========       ========       ========

SUPPLEMENTARY INFORMATION:
Interest paid                                                                    $    615       $  1,062       $    274

INVESTING AND FINANCING ACTIVITIES:
Assets acquired under capital leases                                             $   --         $    199       $    171
Issuance of warrants                                                             $   --         $   --         $    250
Deferred compensation related to stock options and purchase rights               $   --         $    145       $  2,265
Issuance of common stock for licensed assets and product rights purchased
  from SmithKline Beecham                                                        $   --         $  9,000       $   --
Issuance of note payable for  licensed assets and product rights purchased
  from SmithKline Beecham                                                        $   --         $  9,375       $   --
Preferred dividends on redeemable preferred stock, series A                      $    124       $   --         $   --
Conversion of redeemable preferred stock, series A and preferred
  dividends into common stock                                                    $  1,521       $   --         $   --


                 See accompanying notes to financial statements.

                              CONNETICS CORPORATION


                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Organization

        Connetics Corporation (the "Company") was incorporated in the State of Delaware on February 8, 1993. In May 1997, the Company's stockholders approved a change of the Company's name from "Connective Therapeutics, Inc." to "Connetics Corporation". References in this section to historical results include the Company's results when it was known as "Connective Therapeutics, Inc." From its inception until December 1996, the Company was in the development stage, principally involved in research and development of therapeutics for diseases that involve connective tissues of the body, obtaining financing, recruiting personnel, securing operating facilities, and pursuing business development opportunities. On December 31, 1996, the Company acquired exclusive U.S. and Canadian rights to Ridaura(R), a disease modifying antirheumatic drug, from SmithKline Beecham Corporation and related entities ("SmithKline"). Ridaura is the first product the Company markets and it signifies the beginning of the Company's transition from purely product development to a revenue based sales and marketing company. The Company has no products from its current development programs available for sale and does not expect to have any within the next year. Accordingly, the Company's ability to continue its research and development activities is dependent upon the ability of management to obtain substantial additional financing.

        Liquidity and financial viability

        In the course of its development activities, the Company has sustained continuing operating losses and expects such losses to continue for the next few years. The Company's future capital uses and requirements depend on numerous factors, including the progress of its research and development programs, the progress of clinical and advanced-stage clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, and enforcing patent claims and other intellectual property rights, competing technological and market developments, the ability of the Company to establish collaborative arrangements, the level of product revenues, the possible acquisition of new products and technologies, and the development of commercialization activities. Therefore, such capital uses and requirements may increase in future periods. As a result, the Company will require substantial additional funds prior to reaching profitability and may attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. Other than the Equity Line Agreement (which is presently unavailable) (see Note 6), the Company currently has no commitments for any additional financings, and there can be no assurance that additional funding will be available for the Company to finance its ongoing operations on acceptable terms if at all. The inability to obtain sufficient funds may require the Company to delay, scale back or eliminate some or all of its research and product development programs, to limit the marketing of its products or to license third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop and market itself.

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

        Revenue recognition

        Revenues from product sales are recognized upon shipment, net of allowances for estimated returns, rebates and chargebacks. The Company is obligated to accept from customers the return of pharmaceuticals which have reached their expiration date. The Company has not experienced significant returns of expired product since its acquisition of U.S. and Canadian rights to Ridaura in December 1996. In 1997, the Company's sole customer was SmithKline who in turn distributed Riduara under a Transitional Services Agreement with the Company. At December 31, 1997, the Company had accounts receivable from SmithKline on an uncollateralized basis of $1.6 million. These amounts were paid in full in February 1998.

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

        Net loss per share

        In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which requires the Company to simplify the calculation of earnings per share ("EPS") and achieve comparability with the recently issued International Accounting Standard No. 33, "Earnings Per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods presented have been restated, where appropriate, to conform to the Statement 128 requirements (see Note 13).

        Basic and diluted loss per share for 1995 have been retroactively restated to apply the requirements of Staff Accounting Bulletin No. 98, issued by the SEC in February 1998 ("SAB 98"). Under SAB 98, certain shares of common stock and options and warrants to purchase shares of common stock issued at prices substantially below the per share price of shares sold in the Company's initial public offering previously included in the computation of shares outstanding pursuant to Staff Accounting Bulletin Nos. 55, 64 and 83 are now excluded from the computation.

        Use of estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        New accounting standards

        In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" (SFAS 130), and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS
131). The Company is required to adopt these Statements in fiscal 1998. SFAS 130 establishes new standards for reporting and displaying comprehensive income and its components. SFAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these Statements is expected to have no impact on the Company's financial position, results of operations or cash flows.

2.  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

The following is a summary of available-for-sale investments (in thousands):

                                                                   December 31, 1997
                                                  -----------------------------------------------------
                                                                   Gross         Gross
                                                   Amortized     Unrealized    Unrealized    Estimated
                                                     Costs         Gains          Loss       Fair Value
                                                  ----------     ----------    ----------    ----------
Corporate bonds ............................      $    3,824     $        1    $     --      $    3,825
Commercial paper ...........................           1,947           --            --           1,947
Certificate of deposits ....................           2,068              1          --           2,069
Money market funds .........................           3,582           --            --           3,582
                                                  ----------     ----------    ----------    ----------
      Total ................................          11,421              2          --          11,423
Less amount classified as cash equivalents .          (5,529)          --            --          (5,529)
                                                  ----------     ----------    ----------    ----------
Total short-term investments ...............      $    5,892     $        2    $     --      $    5,894
                                                  ==========     ==========    ==========    ==========

                                                                   December 31, 1996
                                                  ------------------------------------------------------
                                                                    Gross        Gross
                                                   Amortized     Unrealized    Unrealized     Estimated
                                                     Costs          Gains         Loss        Fair Value
                                                  ----------     ----------    ----------     ----------
Corporate bonds ............................      $    9,802     $        2    $       (5)    $    9,799
Commercial paper ...........................           8,269           --            --            8,269
Certificate of deposits ....................           5,021           --            --            5,021
Money market funds .........................              14           --            --               14
                                                  ----------     ----------    ----------     ----------
      Total ................................          23,106              2            (5)        23,103
Less amount classified as cash equivalents .         (13,104)          --            --          (13,104)
                                                  ----------     ----------    ----------     ----------
Total short-term investments ...............      $   10,002     $        2    $       (5)    $    9,999
                                                  ==========     ==========    ==========     ==========


        The net unrealized holding gain (loss) on available-for-sale investments included as a separate component of stockholders' equity at December 31, 1997 and 1996 totaled $2,000 and $(3,000), respectively. The gross realized gains on sales of available-for-sale investments for the years ended December 31, 1997 and 1996 totaled $442,000 and $543,000, respectively and gross realized losses for the same periods totaled $78,000 and $289,000, respectively. Realized gains and losses were calculated based on the specific identification method.

3.  PROPERTY AND EQUIPMENT:

        Property and equipment consists of the following (in thousands):

                                                         December 31,
                                                    ---------------------
                                                      1997          1996
                                                    -------       -------
Laboratory equipment .........................      $ 1,779       $ 1,357
Computer equipment ...........................          501           288
Furniture and fixtures .......................          397           224
Leasehold improvements .......................          729           672
                                                    -------       -------
                                                      3,406         2,541
Less accumulated depreciation and amortization       (1,743)       (1,057)
                                                    -------       -------
Property and equipment, net ..................      $ 1,663       $ 1,484
                                                    =======       =======

        Property and equipment includes assets under capitalized leases at December 31, 1997 and 1996 of approximately $1,005,000. Accumulated amortization related to leased assets was approximately $831,000 and $559,000 at December 31, 1997 and 1996, respectively. There were no new capitalized leases for the twelve months ended December 31, 1997.

4.  NOTES RECEIVABLE FROM RELATED PARTIES

        At December 31, 1997 and 1996, the Company held notes receivable from officers of the Company totaling $333,000 and $301,000, respectively. These notes, which bear interest at rates ranging from 6.0% to 8.5% annually, are collateralized by certain personal assets of the officers and are generally due and payable within three to five years.

5.  RESEARCH AND LICENSE AGREEMENTS:

        Licensed Assets and Product Rights

        In December 1996, the Company entered into an agreement with SmithKline under which the Company acquired exclusive United States and Canadian rights to Ridaura, a disease modifying antirheumatic drug. Under the Asset Purchase Agreement, the Company paid $3.0 million in cash in January 1997, issued a non-interest bearing $11.0 million promissory note payable in two installments, in January 1998 and January 1999 of $6.0 million and $5.0 million, respectively, issued 637,733 shares of common stock with a guaranteed value of $9.0 million at December 31, 1997, and is obligated to pay up to $6.0 million in royalty payments based on future product sales, for a potential aggregate consideration of up to $29.0 million. The $11.0 million promissory note was discounted at inception using an imputed interest rate of 11% and total imputed interest expense attributable to these payments is $1.6 million. The original amount of the discounted note, $9.4 million, has been included in current and other long-term liabilities with imputed interest to be amortized over the term of the note. The total purchase price of $21.4 million has been capitalized. The Company determined the useful life of this asset to be three years based on information regarding products currently in the Company's development pipeline, competitive products, the off-patent position of Ridaura and expected future revenues from Ridaura, and has recorded amortization expense of $7.1 million and $0.6 million for the years ended December 31, 1997 and 1996, respectively. Accumulated amortization at December 31, 1997 and 1996 were $7.7 million and $0.6 million, respectively.

        On November 13, 1997, the Company amended the repayment terms of its non-interest bearing $11.0 million promissory note with SmithKline. The amendment allows the Company to defer the first $6.0 million installment payment, originally due in January 1998, to April 1998, October 1998 and January 1999 with payments of $1.0 million, $1.5 million and $3.5 million, respectively. The Company is required to pay interest on the principal amount outstanding of the $6.0 million from January 1, 1998 through January 4, 1999 at prime rate plus 2% (10.5% at December 31, 1997). The second installment payment of $5.0 million under the note remains due in January 1999.

        On December 18, 1997, the Company amended the equity and asset purchase agreements with SmithKline. Pursuant to the omnibus amendment, the guaranteed value of the common stock was revised form $9.0 million based on the fair market value of the Company's common stock on December 31, 1997 to $8.0 million on April 1, 1998, with a maximum of 1,675,512 shares to be issued in total. In the event that the sum of such shares exceeds 1,675,512 shares, the dollar value of the excess portion of the second issuance shall be added to the Company's maximum sales-based royalty payments of $6.0 million to be paid to SmithKline at a royalty rate equal to 8% of net sales of Ridaura commencing from the time of closing. The Company also paid SmithKline $1.0 million on December 31, 1997 in consideration of the amendment. This amendment also adjusts the November 13, 1997 amended note repayments from $1.5 million and $3.5 million to $1.0 million and $4.0 million in October 1998 and January 1999, respectively. All other payment terms pertaining to the November 13, 1997 amendment remain unchanged. As of December 31, 1997, the Company has classified principal and accrued interest on this note of $2.0 million in current portion of notes payable and other liabilities and $8.5 million in other long-term liabilities.

        Under a related Transitional Services Agreement, customer orders and distribution for the product were managed by SmithKline through 1997 with no additional consideration for performing such services. The parties also entered into a Supply Agreement, under which SmithKline will manufacture and supply Riduara, in final package form, to the Company for an initial term through December 2001.

        On December 18, 1997, the Company also entered into a Canadian Asset Purchase Agreement ("Canadian Rights") and a supply agreement with Pharmascience, Inc., a Canadian corporation, whereby the Company sold its Canadian rights to Ridaura for a net consideration of $1.3 million. Under the Supply Agreement with Pharmascience, Inc. the Company, through its relationship with SmithKline or other future vendors, will supply Ridaura exclusively in Canada to Pharmascience, Inc. At December 31, 1997, the book value of the Canadian rights to Ridaura was approximately $775,000. As a result, the Company recognized $525,000 in gain on the sale of the Canadian rights to Pharmascience, Inc. in 1997.

        License agreements

        In September 1993, the Company entered into a Letter Agreement and a License Agreement with a corporation (the "Licensor"), which was subsequently amended in July 1994, for an exclusive right to make, use and sell certain products arising from licensed technology in a defined field and territory in exchange for Series A preferred stock which was issued in September 1994. The Company charged the value of the preferred stock to research and development expense in 1993. In addition, the Company charged $684,000 to expense in 1994 for the purchase of research materials and payment of technology transfer costs under the agreement. This amount, payable in the form of cash or equity, is due in September 1998 and has been included in current portion of notes payable and other liabilities. The Company will also pay to the Licensor royalties on sales of products arising from the licensed technology, if any. In April 1996, the Company acquired worldwide rights to such technology from the Licensor.

        In June 1996, the Company entered into an exclusive License Agreement with Soltec Research Pty Ltd. (the "Licensor"), to develop and market betamethasone mousse (a quick-break foam formulation of the dermatologic drug, betamethasone valerate) in North America. Under the terms of the Agreement, the Company will pay $75,000, of which $35,000 was paid in 1996 and $22,500 was paid in January 1998, in licensing fees to the Licensor (based on certain milestones) plus royalties on future sales of products, if any, arising from the licensed technology. The Company also has an exclusive option on the Licensor's foam formulation for the delivery of other compounds.

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

        Technology license agreement

        In December 1995, the Company entered into a Technology License Agreement (the "License") to acquire exclusive rights to develop and market products arising from certain licensed technology, other than for its currently marketed indications, for dermatological diseases in the United States as part of a collaborative marketing and profit sharing agreement. Such agreement is contingent upon the Company using its best efforts to achieve commencement of a Phase III clinical trial within 30 months of the agreement effective date. In September 1996, the Company achieved this milestone with the initiation of a Phase III clinical trial. In August 1997, the Company announced the results from its Phase III clinical trial, and analysis of the trial did not show an acceptable therapeutic response to the primary clinical endpoint. As a result, the Company has suspended plans to submit a Biological License Application (BLA) for this licensed technology.

6.  FINANCING ARRANGEMENTS

        Long-Term Debt

        On December 21, 1995, the Company entered into a term Loan and Security Agreement (the "Term Loan") with a bank consortium (the "Lenders") under which the Company borrowed $5,000,000. The Term Loan bears interest at 13%, with interest only payments for the first six months, and interest and principal payments for the following 30 months. In connection with the Term Loan, the Company issued a warrant to purchase 73,071 shares of Common Stock at an exercise price of $5.78 per share. The warrant is exercisable at any time through December 2002. In conjunction with the Term Loan, the Company granted the lender a first security interest in its corporate assets. Under the terms of the loan, the Company is required to maintain a minimum cash balance of the greater of $6,000,000 or six times the Company's average monthly cash usage. If the Company violates the covenants during the loan period, the Company would be required to pledge restricted cash of 65% of the outstanding loan, or $1,427,000 as of December 31, 1997, to cure the violation. At December 31, 1997, the Company was in compliance with these covenants.

        Future minimum principal payment under the Term Loan for year ending December 31, 1998 is $2,196,000, at which point the loan will be paid in full.

        Structured Equity Line Flexible Financing

        On December 2, 1996, the Company entered into a Structured Equity Line Flexible Financing Agreement (the "Agreement") with Kepler Capital LLC ("Kepler") that allows the Company to access up to $25 million through sales of its Common Stock. The equity line will be available for a three-year period beginning on or before December 1, 1997. The Agreement provides that the Company can obtain from $500,000 to $2,000,000 at any one time through a sale of its Common Stock to Kepler, subject to the satisfaction of certain conditions, including registration of the shares for resale, minimum volume requirements, and a minimum trading price of $7.00 per share over a specified period. In addition, the Company must sell $500,000 of its Common Stock from time to time if the price per share exceeds $10.00 and certain volume conditions are met. Such sales will occur no more frequently than every 60 trading days. Any shares sold under the equity line will be priced at 93% of the lesser of (i) the average of the daily low trading price of the Common Stock for the 5 days preceding the sale and (ii) the weighted average of daily low trading price of the Common Stock during a valuation period. The purchase price will be subject to further adjustment, up to a maximum discount of 15% depending on the length of the valuation period - the period following the purchase date and ending on the day, not to exceed 80 trading days, on which the aggregate value of open market trading during the period equals or exceeds the aggregate value of open market trading during the 20 days preceding the purchase date. As a commitment fee to Kepler for keeping the equity line available, the Company has issued a warrant to purchase 250,000 shares of Common Stock (see Note 11). The Company's trading price has been below the $7.00 minimum price requirement since September 1997 and, as a result, is currently unable to draw under the equity line.

7.  CAPITAL LEASE OBLIGATIONS AND CAPITAL LOANS

        The Company has capital lease and capital loan credit lines available totaling $3,222,000 at December 31, 1997, of which $598,000 was unused and available at December 31, 1997. Under the terms of the master lease agreement, ownership of the leased equipment reverts to the Company at the end of the lease term.

        As of December 31, 1997, future minimum lease payments under capital leases and principal payments on capital loans are as follows:


                                                               CAPITAL LEASES   CAPITAL LOANS
                                                               --------------   -------------
                                                                       (IN THOUSANDS)
Year ending December 31:
  1998 .................................................          $    302         $    293
  1999 .................................................                79              225
  2000 .................................................                54              168
  2001 .................................................                39             --
  Thereafter ...........................................              --               --
                                                                  --------         --------
Total minimum lease and principal payments, respectively               474         $    686
                                                                  --------         ========
Less amount representing interest ......................                61
                                                                  --------
Present value of future payments .......................               413
Less current portion of capital lease obligations ......               263
                                                                  --------
Non-current portion of capital lease obligations .......          $    150
                                                                  ========

        The obligations under the capital leases and loans are secured by the leasehold improvements and equipment financed, bear interest at fixed rates of approximately 8% to 19% and are payable in monthly installments through September 2001.

8.  OPERATING LEASES

        The Company leases two facilities under non-cancelable operating leases, which expire in July 1999, with an option to extend the term of the lease for one additional period of two years, and in March 1999, respectively. The future minimum rental payments under the leases are as follows (in thousands):

             Years ending December 31:
             1998..........................................    $  692
             1999..........................................       379
                                                               ------
                                                               $1,071
                                                               ======


        The Company recognizes rent expenses on a straight-line basis over the term of each lease. Rent expense under operating leases was approximately $639,000, $425,000 and $416,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

9.  NOTES RECEIVABLE FROM STOCKHOLDERS

        At December 31, 1997 and 1996, the Company held $75,000 in notes receivable from certain stockholders for the purchase of the Company's common stock. These notes bear interest at rates ranging from 6% to 7% annually and are secured by the shares of common stock held by the borrowers. The notes are due and payable, together with any unpaid interest, no later than either the fourth or fifth anniversary of the note, or, for certain of these notes, within 30 days of termination of employment with the Company.

10. REDEEMABLE CONVERTIBLE PREFERRED STOCK

        In December 1996, the Company issued 200 shares of 7% Series A Redeemable Convertible Preferred Stock ("Series A Redeemable Preferred Stock"), par value $.001 per share, in a Regulation S offering at a per share price of $10,000 with a mandatory redemption date of December 4, 1999. Dividends and principal on the Series A Redeemable Preferred Stock are convertible into common stock at a conversion price equal to 85% of the average daily low price for the ten trading days immediately preceding the conversion date. Each holder is entitled to convert all or a portion of its Series A Redeemable Preferred Stock into common stock at any time. Any Series A Redeemable Preferred Stock that upon conversion would result in the cumulative issuance of common stock in excess of 20% of the outstanding common stock, will be automatically redeemed by the Company for cash at a redemption price equal to 120% of the $10,000 original purchase price plus accrued dividends at the rate of 7%. As of December 31, 1997, 140 shares of Series A Redeemable Preferred Stock plus accrued dividends of $121,000 had been converted to 442,409 shares of common stock with a value of $1,521,000.

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

        In connection with a Master Bridge Loan Agreement with certain stockholders of the company in December 1995, the Company issued warrants which expire in December 2000 to purchase a total of 22,727 shares of common stock at an exercise price of $11.00 per share.

        Also in December 1995, in connection with a loan and security agreement with a bank consortium, the Company issued warrants which expire in December 2002 to purchase 73,071 shares of common stock at an exercise price of $5.78 per share.

        In conjunction with the Company's issuance of 200 shares of Series A Redeemable Preferred Stock in December 1996 (see Note 10), warrants were issued that allow the holders to purchase up to 20,000 shares of the Company's common stock at an exercise price of $7.425 per share, with an expiration date of December 4, 2001.

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

        In conjunction with the Company's issuance of 1,810,000 shares in May 1997 to certain private investors, warrants were issued to purchase 905,000 shares of the Company's common stock at an exercise price of $9.08 per share. These warrants will expire May 15, 2001.

        Common stock

        The Company has the right to repurchase, at the original issue price per share, certain shares of common stock issued to employees, consultants, investors and founders. This right generally expires ratably over a period of time not greater than five years, in accordance with terms determined by the Board of Directors.

        At December 31, 1997 and 1996, outstanding shares of 36,202 and 154,786, respectively, were subject to repurchase at an original issue price of $0.45 per share, including shares issued pursuant to stock purchase rights under the 1994 Stock Plan (see Note 12).

        Dividend restrictions

        The Company's loan agreement with a bank lender prohibits the Company from declaring or paying a dividend without the banks' prior written consent.

        Common shares reserved for future issuance

        The Company has reserved shares of common stock as follows:

                                                    DECEMBER 31,
                                            ----------------------------
                                               1997               1996
                                            ---------          ---------
1994 Stock Plan ..................          1,706,467          1,353,347
1995 Employee Stock Purchase Plan              46,147             88,126
1995 Directors Stock Option Plan .            150,000            150,000
Non-plan stock options outstanding             38,863               --
Common stock warrants ............          1,289,193            384,193
                                            ---------          ---------
                                            3,230,670          1,975,666
                                            =========          =========

        In addition, the Company is required to reserve shares of common stock for issuance upon the conversion of the Series A Redeemable Convertible Preferred Stock based on the conversion formula. This amount was approximately 221,280 shares at December 31, 1997.

12. STOCK PLANS

        1994 Stock Plan

        The Company's 1994 Stock Plan (the "Plan") authorizes the Company's Board of Directors (the "Board") to grant incentive stock options, nonstatutory stock options, and stock purchase rights for up to 2,000,000 shares of common stock.

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

        The Directors' Plan provides that the First Option shall become exercisable in installments as to 25% of the total number of shares subject to the First Option on each of the first, second, third and fourth anniversaries of the date of grant of the First Option; each Subsequent Option shall become exercisable in full on the first anniversary of the date of grant of that Subsequent Option. The exercise price of all stock options granted under the Directors' Plan shall be equal to the fair market value of a share of the Company's Common Stock on the date of grant of the option. Options granted under the Directors' Plan have a term of ten years. At December 31, 1997, 105,000 shares had been granted and outstanding at a weighted average price of $6.9643, with 45,000 available for future grants.

        Non-Plan Stock Options

        The Company may from time to time grant options outside one of its qualified plans ("Non Plan Stock Options"). As of December 31, 1997, a total of 39,612 Non Plan Stock Options were granted. At December 31, 1997, 38,863 shares were outstanding at a weighted average price of $4.7439 per share.

        Activity under the Plan, the Directors' Plan and Non-Plan Stock Options are summarized as follows:

                                                                                  OUTSTANDING OPTIONS
                                                                             ----------------------------
                                                          SHARES                                WEIGHTED
                                                      AVAILABLE FOR          NUMBER OF         AVG. PRICE
                                                          GRANT               SHARES            PER SHARE
                                                      -------------          ---------         ----------

Balance, December 31, 1994 ..................             223,803               57,772           $   0.45
  Additional shares authorized ..............           1,011,758                 --                 --
  Stock purchase rights granted .............             (37,320)                --             $   0.45
  Options granted ...........................            (910,178)             910,178           $   0.71
  Options exercised .........................                --                 (3,193)          $   0.45
  Options and stock purchase rights canceled.               9,778               (8,655)          $   0.45
                                                        ---------            ---------
Balance, December 31, 1995 ..................             297,841              956,102           $   0.71
  Additional shares authorized ..............             300,989                 --                 --
  Options granted ...........................            (196,540)             196,540           $   8.76
  Options exercised .........................                --                (62,302)          $   0.45
  Shares repurchased ........................              10,717                 --             $   0.45
  Options canceled ..........................              57,154              (57,154)          $   0.45
                                                        ---------            ---------
Balance, December 31, 1996 ..................             470,161            1,033,186           $   2.04
  Additional shares authorized ..............             500,000                 --                 --
  Options granted ...........................            (865,023)             904,635           $   6.15
  Options exercised .........................                --               (147,629)          $   0.67
  Shares repurchased ........................                --                   --                 --
  Options canceled ..........................              58,349              (58,349)          $   4.64
                                                        ---------            ---------
 Balance, December 31, 1997 .................             163,487            1,731,843           $   4.33
                                                        =========            =========


        The following table summarizes information concerning outstanding and exercisable options at December 31, 1997:

                                           OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                            --------------------------------------------------  --------------------------------
                                              WEIGHTED-AVG.
                                                REMAINING       WEIGHTED-AVG.                      WEIGHTED-AVG.
RANGE OF                        NUMBER OF      CONTRACTUAL        EXERCISE          NUMBER OF        EXERCISE
EXERCISE PRICE                   SHARES      LIFE (IN YEARS)       PRICE             SHARES           PRICE
--------------                 ----------    ---------------    -------------       ---------      -------------

$0.4448 - $ 0.4500                565,628          7.71            $0.44              282,725         $0.45
$2.2239 - $ 6.7500                524,775          9.22            $4.27               83,352         $2.81
$7.1250 - $11.0000                641,440          8.90            $7.80              122,793         $8.68
                               ----------          ----            -----              -------         -----
$0.4448 - $11.0000              1,731,843          8.61            $4.33              488,870         $2.92

        For the years ended December 31, 1997 and 1996, the Company recorded deferred compensation expense for the difference between the exercise price and the deemed fair value of the Company's common stock, related to shares issued pursuant to stock purchase rights and options granted in 1996 and 1995. These options were granted to provide additional incentives to retain management and key employees. This deferred compensation expense is being amortized over the related vesting period, generally a 48-month period.

        1995 Employee Stock Purchase Plan

        The Company's 1995 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors in December 1995. A total of 100,000 shares of Common Stock has been reserved for issuance under the Purchase Plan. The Purchase Plan is administered by the Compensation Committee of the Board of Directors. Employees (including officers and employee directors) of the Company, or of any majority owned subsidiary designated by the Board of Directors, are eligible to participate if they are employed by the Company or any such subsidiary for at least 20 hours per week and more than 5 months per year. The Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 15% of an employee's compensation, at a price equal to the lower of 85% of the fair market value of the Company's Common Stock at the beginning or end of the offering period. During 1997 and 1996, 53,853 and 11,874 shares, respectively, had been issued under the plan and as of December 31, 1997, 46,147 shares were reserved for future issuance.

        Pro Forma Information

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," in 1996. In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date and including stock purchases under the 1995 Employee Stock Purchase Plan as prescribed by SFAS No. 123, net loss and net loss per share would have been increased to the pro forma amounts indicated in the table below:

(In thousands except per share amounts)          1997                1996
                                             ----------           ----------
Net loss - as reported ............          $  (27,935)          $  (18,514)
Net loss - pro forma ..............          $  (29,287)          $  (19,339)
Net loss per share - as reported...          $    (2.69)          $    (2.71)
Net loss per share - pro forma ....          $    (2.81)          $    (2.83)


        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                              Stock Option Plan              Stock Purchase Plan
                                            ---------------------           ---------------------
                                             1997            1996            1997            1996
                                            -----           -----           -----           -----
Expected stock price volatility             60.0%           60.0%           60.0%           60.0%
Risk-free interest rate .......              5.77%           5.91%           5.63%           5.48%
Expected life (in years) ......              4.1             3.6             0.5             0.5
Expected dividend yield .......              0.0%            0.0%            0.0%            0.0%


        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.

Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average fair value of options granted during 1997 and 1996 was $3.1174 and $4.846 per share, respectively.

        The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1998.

        1997 Stockholder Rights Plan

        In May 1997, the Company adopted a stockholder rights plan (the "Rights Plan") which provides existing stockholders with the right to purchase one one-thousandth of a share of the Company's Series B Participating Preferred Stock, $0.001 par value, at an exercise price of $49 per one one-thousandth of a preferred share in the event of certain changes in the Company's ownership. The Company will be entitled to redeem the rights at $0.01 per right at any time on or before the tenth day following acquisition by a person or group of 15% or more of the Company's common stock. The Rights Plan may serve as a deterrent to certain abusive takeover tactics which are not in the best interest of stockholders. At December 31, 1997, 90,000 shares were designated and no shares were issued and outstanding.

13. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

     (In thousands except per share amounts)                           1997               1996               1995
                                                                     --------           --------           --------
Numerator:
   Net loss ...................................................      $(27,935)          $(18,514)          $(10,372)
   Preferred stock dividends ..................................          (124)              --                 --
                                                                     --------           --------           --------
   Numerator for basic and diluted earnings per share --
     loss to common stockholders ..............................       (28,059)           (18,514)           (10,372)

Denominator:
   Denominator for basic and diluted earnings per share --
     weighted-average shares ..................................        10,412              6,825                877
   Adjusted to reflect the effect of the assumed conversion
     of preferred stock from date of issuance .................                                               3,557
                                                                                                            -------
   Denominator for pro forma basic and diluted net loss
       per share ..............................................                                               4,434


Basic and diluted net loss per share ..........................      $  (2.69)          $  (2.71)
                                                                     ========           ========

Pro forma basic and diluted net loss per share ................                                            $  (2.34)
                                                                                                           ========


Options to purchase 1,731,843 shares of common stock at exercise prices ranging from $0.4448 to $11.00, warrants to purchase 1,289,193 shares of common stock at exercise prices ranging from $4.89 to $11.00, and 600 shares of redeemable convertible preferred stock, Series A were outstanding during 1997 but were not included in the computation of diluted earnings per share as their effect would be antidilutive.

13. INCOME TAXES

        As of December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $59,700,000 and $12,600,000, respectively. The Company also had federal and California research and development tax credit carryforwards of approximately $1,300,000 and $1,000,000, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2008 through 2012, if not utilized. The state of California net operating losses will expire at various dates beginning in 1998 through 2002, if not utilized.

        Utilization of the Company's net operating loss carryforwards and credits may be subject to an annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows:

                                                         DECEMBER 31,
                                                 ---------------------------
                                                   1997               1996
                                                 --------           --------
                                                        (IN THOUSANDS)
Deferred tax assets
   Net operating loss carryforward ....          $ 21,000           $ 11,300
   Capitalized research and development             2,400              1,200
   Research credit ....................             1,900                800
   Other - Net ........................               600              1,200
                                                 --------           --------
   Total Deferred Tax Assets ..........            25,900             14,500
   Valuation allowance ................           (25,900)           (14,500)
                                                 --------           --------
Net deferred tax assets ...............          $   --             $   --
                                                 ========           ========


        Due to the Company's lack of earnings history, the net deferred tax assets has been fully offset by a valuation allowance. The net valuation allowance increased by $11,400,000 and $7,200,000 for the fiscal years ended December 31, 1997 and 1996, respectively.

                                 Exhibit Index


Exhibits
 Number                            Description
--------                           -----------

3.1(1)      Form of Amended and Restated Certificate of Incorporation.
3.2(1)      Form of Bylaws.
3.3(5)      Certificate of Designation of 7% Redeemable Convertible Preferred
            Stock, Series A of Connective Therapeutics, Inc., as filed with the
            Delaware Secretary of State on December 4, 1996.
3.4(11)     Amendment to the Company's Amended and Restated Certificate of
            Incorporation, as filed with the Delaware Secretary of State on May
            15, 1997, changing the Company's name to Connetics Corporation.
3.5         Certificate of Designation of Rights, Preferences and Privileges of
            Series B Participating Preferred Stock, as filed with the Delaware
            Secretary of State on May 15, 1997. Reference is made to Exhibit
            4.2.
4.1(1)      Form of Common Stock Certificate.
4.2(12)     Preferred Shares Rights Agreement, dated as of May 20, 1997, between the Company and U.S. Stock Transfer Corporation, including the
            Certificate of Designation of Rights, Preferences and Privileges of
            Series B Participating Preferred Stock, the form of Rights
            Certificate and the Summary of Rights attached thereto as Exhibits
            A, B and C, respectively.

10.1(1)     Form of Indemnification Agreement with the Company's directors and officers.
10.2(7)*    1994 Stock Plan, as amended, and form of Option Agreement.
10.3(7)*    1995 Employee Stock Purchase Plan, as amended, and form of
            Subscription Agreement.
10.4(1)*    1995 Directors' Stock Option Plan and form of Option Agreement.
10.5(1)     Third Amended and Restated Registration Rights Agreement dated
            February 14, 1995 among the Registrant and certain security holders of the Registrant and Amendments Nos. 1 and 2 thereto dated May 31,
            1995 and September 28, 1995.
10.6(1)(2)  License Agreement dated September 27, 1993, between Genentech, Inc.
            and the Company, Amendment dated July 14, 1994, and side letter agreement dated November 17, 1994.
10.8(1)     Assignment and Assumption Agreement, dated June 3, 1994, by and between the Company and XOMA Corporation.
10.9(1)(2)  Technical Collaboration and Manufacturing Agreement, dated May 24,
            1994, by and between the Company and Scios Nova Inc.
10.10(1)(2) Technology Acquisition Agreement dated June 3, 1994 by and between the Company and XOMA Corporation, and License Agreement dated
            February 27, 1990 by and between Arthur A. Vandenbark, Ph.D. and
            XOMA Corporation.
10.11(1)(2) Agreement on Interferon Gamma-1B dated December 8, 1995 by and between the Company and Genentech, Inc.
10.12(1)    Equipment Lease Line, dated May 31, 1994 with Lease Management
            Services, Inc.
10.13(1)    Business Loan Agreement, dated July 18, 1995, between the Company,
            Silicon Valley Bank and MMC/GATX Partnership No. 1.
10.14(1)(2) Research Collaboration and Assignment Agreement, dated July 1, 1994, between the Company and Dr. Arthur A. Vandenbark.
10.17(1)    Consulting Agreement dated November 17, 1993 between the Company and
            Brian Seed.
10.18(1)    Consulting Agreement dated November 17, 1993 between the Company and
            Eugene Bauer.
10.19(1)    Employment Agreement dated June 9, 1994 between the Company and
            Thomas Wiggans.
10.20(1)    Loan Agreements between the Company and Thomas Wiggans dated July
            15, 1994 and August 1, 1994.
10.21(1)    Letter Agreement with G. Kirk Raab dated October 1, 1995.
10.23(1)    Facility Master Lease between the Company and Renault & Handley dated February 9, 1994.
10.26(1)    Loan and Security Agreement dated December 21, 1995 by and among the
            Company, Silicon Valley Bank and MMC/GATX Partnership No. 1.
10.27(3)(2) Agreement on Relaxin Rights in Asia dated April 1, 1996 between the
            Company and Mitsubishi Chemical Corporation (Exhibits A and B to
            Exhibit 10.27 have been previously filed as Exhibit 10.6 above.
            Confidential treatment has been granted as to certain portions of
            Exhibit 10.6 by the SEC).
10.28(3)(2) Soltec License Agreement dated June 14, 1996.
10.29(4)    Laboratory Services Agreement dated October 24, 1996.
10.30(4)    Agreement with Dr. Edward Amento dated October 24, 1996.
10.31(4)    Form of Directors and Officers Change in Control Agreement
10.32(5)    Common Stock Purchase Agreement, dated December 4, 1996 by and among the Company and certain investors.
10.33(5)    Registration Rights Agreement, dated December 4, 1996 by and among the Company and certain investors.
10.34(5)    Securities Purchase Agreement, dated December 4, 1996 by and among the Company and a certain purchaser.
10.35(5)    Warrant, dated December 4, 1996 between the Company and a certain purchaser.
10.36(6)(2) Asset Purchase Agreement dated December 2, 1996 between the Company,
            SmithKline Beecham Corporation, SmithKline Beecham Pharma Inc.,
            SmithKline Beecham Properties, Inc. and SmithKline Beecham
            Inter-American Corporation.
10.37(6)    Stock Issuance Agreement dated December 31, 1996 between the Company and SmithKline Beecham Properties, Inc.
10.38(6)    Secured Promissory Note dated December 31, 1996 issued to SmithKline
            Beecham Corporation.

10.39(6)    Security Agreement dated December 31, 1996 between the Company and
            SmithKline Beecham Corporation.
10.40(6)(2) Supply Agreement dated December 31, 1996 between the Company and
            SmithKline Beecham Corporation.
10.42(8)    Structured Equity Line Flexible Financing Agreement dated January 2,
            1997 between the Company and Kepler Capital LLC.
10.43(8)    Registration Rights Agreement dated January 2, 1997 between the
            Company and Kepler Capital LLC.
10.44(9)    Common Stock and Warrant Purchase Agreement dated May 15, 1997 by and among the Company, Genentech, Inc. and certain investors.
10.45(9)    Registration Rights agreement dated May 15, 1997 by and among the
            Company and certain investors.
10.46(9)    Form of Common Stock Purchase Warrant issued to certain investors on
            May 15, 1997.
10.47(7)*   Form of Notice of Stock Option Grant to G. Kirk Raab for stock option issued in January 1997.
10.48(10)   Secured Loan Agreement dated October 30, 1997 between the Company and W. Scott Harkonen.
10.49(10)*  Letter Agreement with Cynthia M. Butitta dated September 22, 1997.
10.50(10)   Amendment dated November 13, 1997 to Secured Promissory Note dated
            December 31, 1996 issued to SmithKline Beecham Corporation.
10.51(10)   Letter Agreement dated November 26, 1997 between the Company and
            Gerard Klauer Mattison & Co., Inc.
10.52(10)*  Letter Agreement with John L. Higgins dated August 25, 1997.
10.53(10)   Omnibus Agreement with SmithKline Beecham Corporation and related entities dated December 18, 1997.
10.54(10)   Canadian Asset Purchase Agreement with Pharmascience, Inc. dated
            December 19, 1997.
10.55(10)   Supply Agreement with Pharmascience, Inc. dated December 19, 1997.
10.56**     Agreement on Relaxin dated January 19, 1998 by and between the
            Company and Howard Florey Institute of Experimental Physiology and
            Medicine.
10.57**     License Agreement dated January 1, 1998 between the Company and
            Soltec Research Pty Limited.
23.1        Consent of Ernst & Young LLP, Independent Auditors.
24.1        Power of Attorney (see page 46).
27.1        Financial Data Schedule (EDGAR filed version only).

----------

* This item is a management compensatory plan or arrangement required to be listed as an exhibit to this form pursuant to Item 601(a)(10)(iii) of Regulation S-K.
** The Company has omited certain portions of this Exhibit and has requested confidential treatment of such portions from the SEC.
1. Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-1 (File No. 33-80261) declared effective by the Securities and Exchange Commission (the "SEC") on January 31, 1996.
2. Certain portions of this Exhibit were granted confidential treatment pursuant to an order from the SEC.
3. Incorporated by reference from an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-27406) filed with the SEC for the fiscal quarter ended June 30, 1996.
4. Incorporated by reference from an exhibit to the Company's Quarterly Report on Form 10-Q (File No. 0-27406) filed with the SEC for the fiscal quarter ended September 30, 1996.
5. Incorporated by reference from an exhibit to the Company's Report on Form 8-K (File No. 0-27406) dated December 4, 1996.
6. Incorporated by reference from an exhibit to the Company's Report on Form 8-K (File No. 0-27406) dated January 15, 1997.
7. Incorporated by reference from an exhibit filed with Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-8 (File No. 333-04985) filed with the SEC on June 30, 1997.
8. Incorporated by reference from an exhibit filed with the Company's Annual Report on Form 10-K (File No. 0-27406) for the fiscal year ended December 31, 1996.

9. Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-3 (File No. 333-21941) filed with the SEC on July 3, 1997.
10. Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form S-1 (File No. 333-41195) declared effective by the SEC on December 15, 1997.
11. Incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K (File No. 0-27406) filed on May 23, 1997.
12. Incorporated by reference from an exhibit filed with the Company's Registration Statement on Form 8-A (File No. 0-27406) filed on May 23, 1997.