Form 10-Q
period 1998-03-31
CONNETICS CORP
filed 1998-05-14
CIK 1004960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


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

As of April 30, 1998, 16,726,092 shares of the Registrant's common stock were outstanding, at $0.001 par value.

                              CONNETICS CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 1998

                                TABLE OF CONTENTS



                                                                                               Page
PART I.   FINANCIAL INFORMATION

          Item 1.  Condensed Financial Statements

                   Condensed Balance Sheets at March 31, 1998 and December 31, 1997........   3

                   Condensed Statements of Operations for the three months ended
                   March 31, 1998 and 1997.................................................   4

                   Condensed Statements of Cash Flows for the three months ended
                   March 31, 1998 and 1997.................................................   5

                   Notes to Condensed Financial Statements.................................   6

          Item 2.  Management's Discussion and Analysis of Financial Condition and
                   Results of Operations...................................................   9

          Item 3.  Quantitative and Qualitative Disclosures About Market Risks.............  12

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings.......................................................  13

          Item 2.  Changes in Securities and Use of Proceeds...............................  13

          Item 3.  Defaults Upon Senior Securities.........................................  13

          Item 4.  Submission of Matters to a Vote of Security Holders.....................  13

          Item 5.  Other Information.......................................................  13

          Item 6.  Exhibits and Reports on Form 8-K........................................  14

                       Exhibits............................................................  14

                       Reports on Form 8-K.................................................  14

SIGNATURE ................ ................................................................  15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              CONNETICS CORPORATION

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        MARCH 31    DECEMBER 31,
                                                                          1998          1997
                                                                       -----------  ------------
                                                                       (UNAUDITED)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                           $  5,722      $  8,452
    Short-term investments                                                 4,498         5,894
    Restricted cash                                                        1,087            --
    Accounts and other receivables                                           567         1,527
    Other current assets                                                     237           158
                                                                        --------      --------
        Total current assets                                              12,111        16,031

Property and equipment, net                                                1,487         1,663
Notes receivable from related parties                                        357           333
Deposits and other assets                                                    135           160
License agreements and product rights                                     11,200        12,881
                                                                        --------      --------

                                                                        $ 25,290      $ 31,068
                                                                        ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                    $  1,000      $  1,492
    Accrued and other current liabilities                                  1,023         1,100
    Accrued process development expenses                                     599           586
    Accrued payroll and related expenses                                     663           536
    Current portion of notes payable and other liabilities                11,653         2,884
    Current portion of capital lease obligations, capital loans and
      long-term debt                                                       2,219         2,746
                                                                        --------      --------
        Total current liabilities                                         17,157         9,344

Noncurrent portion of capital lease obligations, capital loans and
  long-term debt                                                             579           649
Other long-term liabilities                                                1,317         9,666
Redeemable convertible preferred stock, Series A                              --           600

Stockholders' equity:
    Common stock and additional paid-in capital                           78,122        77,566
    Notes receivable from stockholders                                       (75)          (75)
    Deferred compensation, net                                              (577)         (763)
    Accumulated deficit                                                  (71,187)      (65,873)
    Treasury stock, at cost                                                  (46)          (46)
                                                                        --------      --------
Total stockholders' equity                                                 6,237        10,809
                                                                        ========      ========

                                                                        $ 25,290      $ 31,068
                                                                        ========      ========

                  See notes to condensed financial statements.

                             CONNETICS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                   THREE MONTHS ENDED
                                                                         MARCH 31
                                                                  ---------------------
                                                                    1998         1997
                                                                  --------      -------
Product revenues                                                  $  1,519      $ 1,453

Operating cost and expenses:
    Cost of product revenues                                           295          226
    License amortization                                             1,680        1,781
    Research and development                                         2,178        5,165
    Selling, general and administrative                              2,462        1,621
                                                                  --------      -------
Total operating expenses                                             6,615        8,793
Interest income                                                        177          235
Interest expense                                                      (394)        (452)
                                                                  --------      -------

Net loss                                                          $ (5,313)     $(7,557)
                                                                  ========      =======


Basic and diluted net loss per share                              $  (0.39)     $ (0.84)
                                                                  ========      =======

Shares used to calculate basic and diluted net loss per share       13,489        9,078
                                                                  ========      =======




                  See notes to condensed financial statements.

                              CONNETICS CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                        ---------------------
                                                         1998          1997
                                                        -------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $(5,313)     $ (7,557)
Adjustments to reconcile net loss to net cash used
  by operating activities:
    Depreciation and amortization                         1,909         1,956
    Amortization of deferred compensation                   116           135
    Accrued interest on notes payable                       288           277
    Changes in assets and liabilities:
        Current and other assets                           (230)         (859)
        Current and other liabilities                      (429)        2,356
        Other long-term liabilities                         132        (5,093)
                                                        -------      --------

Net cash used by operating activities                    (3,527)       (8,785)
                                                        -------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                        (882)           --
Sales and maturities of short-term investments, net       2,278         2,844
Capital expenditures                                        (27)         (354)
                                                        -------      --------

Net cash provided by investing activities                 1,369         2,490
                                                        -------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from capital loans and long-term debt               --           122
Payments of obligations under capital leases
  and capital loans                                        (597)         (594)
Proceeds from issuance of common stock, net
  of issuance costs                                          25           (58)
                                                        -------      --------

Net cash used by financing activities                      (572)         (530)
                                                        -------      --------

Net change in cash and cash equivalents                  (2,730)       (6,825)
Cash and cash equivalents at beginning of period          8,452        14,555
                                                        -------      --------

Cash and cash equivalents at end of period              $ 5,722      $  7,730
                                                        =======      ========

SUPPLEMENTARY INFORMATION:
Interest paid                                           $   105      $    176




                  See notes to condensed financial statements.

                              CONNETICS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


1.      BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Connetics Corporation (the "Company" or "Connetics") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Form 10-K Report.

2.      NET LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128), which requires the Company to simplify the calculation of earnings per share ("EPS") and achieve comparability with the recently issued International Accounting Standard No. 33, "Earnings Per Share." Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods presented have been restated, where appropriate, to conform to the Statement 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:

                                                               Three Months Ended March 31,
                                                               ----------------------------
    (In thousands except per share amounts)                          1998         1997
                                                                   --------      -------
    Numerator:
      Net loss                                                     $ (5,313)     $(7,557)
      Preferred stock dividends                                          --          (46)
                                                                   --------      -------
      Numerator for basic and diluted earnings per share --
        loss attributable to common stockholders                     (5,313)      (7,603)

    Denominator:
      Denominator for basic and diluted earnings per share --
        weighted-average shares                                      13,489        9,078

    Basic and diluted net loss per share                           $  (0.39)     $ (0.84)
                                                                   ========      =======


Options to purchase 1,923,268 shares of common stock at exercise prices ranging from $0.4448 to $11.00, warrants to purchase 1,289,193 shares of common stock at exercise prices ranging from $4.89 to $11.00 were outstanding at March 31, 1998 but were not included in the computation of diluted earnings per share as their effect would be antidilutive.

3.      COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement No. 130, "Reporting Comprehensive Income" (SFAS 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

During the three months ended March 31, 1998 and 1997, total comprehensive income (loss) amounted to $(5.3) million and $(7.6) million, respectively. The components of comprehensive income, net of related tax, for the three month periods ended March 31, 1998 and 1997 are as follows:

         (In thousands)                                 1998                1997
                                                       -------             -------
         Net loss                                      $(5,313)            $(7,557)
         Unrealized gains (loss) on securities              (2)                 (1)
         Foreign currency translation adjustment            --                  --

                                                       -------             -------
         Comprehensive income (loss)                   $(5,315)            $(7,558)
                                                       -------             -------

The components of accumulated other comprehensive income, net of related tax, at March 31, 1998 and December 31, 1997 are as follows:

          (In thousands)                                1998                1997
                                                       -------             -------
          Unrealized gains (loss) on securities        $    --             $     2
          Foreign currency translation adjustments          --                  --
                                                       -------             -------

          Accumulated comprehensive income (loss)      $    --             $     2
                                                       -------             -------


4.      SUBSEQUENT EVENT

On April 10, 1998, the Company entered into an agreement with Alta BioPharma Partners, L.P. ("Alta") and certain funds affiliated with Alta (collectively the "Investors"), to sell an aggregate of 2,162,163 shares of the Company's Common Stock at a price of $4.625 per share, for an aggregate purchase price of approximately $10,000,003.88. The financing closed on April 10, 1998 and the Company has agreed to file within ninety days of the closing a registration statement on Form S-3 covering the resale of the shares of Common Stock purchase by the Investors.

Pursuant to its equity and asset purchase agreements with SmithKline Beecham Properties, Inc. ("SBP"), the Company guaranteed a total value of the common shares previously issued to SBP of $8,000,000 on April 1, 1998. As of April 1, 1998, the aggregate fair market value of the shares previously issued under the agreement was less than $8,000,000 and, as a result, the Company was required to issue additional shares. On April 10, 1998, the Company issued 1,037,779 shares of its Common Stock to SBP in fulfillment of such obligation. The issuance completes the Company's obligation to issue equity to SBP under its Stock Issuance Agreement with SBP. The Company also paid SBP approximately $308,000 in cash on May 4, 1998 in conjunction with the transaction to fulfill its obligation to SBP related to this transaction. (See Note 5 of Notes to Financial Statements for the year ended December 31, 1997 in the Company's Annual Report on Form 10-K)


On April 28, 1998, the Company entered into a Second Omnibus Amendment with SmithKline Beecham Corporation, SBP and related entities (collectively "SmithKline"). Under this Amendment, the Company restructured its payment obligations under a promissory note issued to SmithKline in connection with the Ridaura acquisition. This amendment adjusts the December 18, 1997 amended note repayments for the remaining principal payments of $10.0 million to SmithKline as follows:

               Payment Due Date             Amount Due
               ----------------             ----------
               July 1, 1998                 $1,100,000
               October 1, 1998              $1,100,000
               January 4, 1999              $2,500,000
               April 1, 1999                $  800,000
               July 1, 1999                 $  800,000
               October 1, 1999              $  700,000
               January 3, 2000              $1,500,000
               April 1, 2000                $1,500,000

The Company is required to pay interest on the principal amount outstanding of $4.7 million from April

8, 1998 through January 4, 1999 at prime rate plus 2% per annum, and on the principal amount outstanding of $5.3 million from January 4, 1999 through April 1, 2000 at prime rate plus 3% per annum.

5.      LIQUIDITY AND FINANCIAL VIABILITY

In the course of its development activities, the Company has sustained continuing operating losses and expects such losses to continue over at least the next few years. The Company plans to continue to finance its operating activities with a combination of stock sales, such as the initial public offering, self-managed private financings, payments from corporate partnering arrangements, acquisition of revenue generating products such as Ridaura and/or debt financing. Ultimately, the Company's ability to continue as a going concern in the future is dependent upon obtaining substantial additional financings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE: EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED THEREIN, THE FOLLOWING DISCUSSION CONSISTS OF FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS OR EVENTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, UNCERTAINTY OF PRODUCT DEVELOPMENT AND MARKET ACCEPTANCE; UNCERTAINTY OF FUTURE RIDAURA(R) REVENUES AND COSTS; UNCERTAINTY OF CLINICAL TRIALS; UNCERTAINTY OF FUTURE PROFITABILITY; FUTURE CAPITAL REQUIREMENTS AND UNCERTAINTY OF FUTURE FUNDING; AND RISKS ASSOCIATED WITH POSSIBLE FUTURE PRODUCT ACQUISITIONS. ADDITIONAL INFORMATION CONCERNING THESE AND OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD LOOKING STATEMENTS IS CONTAINED UNDER THE HEADING "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS" COMMENCING ON PAGE 20 OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

The following discussion should be read in conjunction with the unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report and with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

OVERVIEW

Connetics Corporation (the "Company") acquires, develops and markets products in the areas of rheumatology and dermatology. The Company acquired the U.S. and Canadian rights to Ridaura(R) (auranofin), a treatment for rheumatoid arthritis, from SmithKline BeechaM Corporation and related entities ("SmithKline") in December 1996, and in December 1997 the Company sold off its Canadian rights to Ridaura. The Company's products under development include betamethasone mousse for the treatment of scalp psoriasis and other dermatoses; clobetasol mousse for the treatment of severe dermatoses; ConXn(TM) (relaxin) for the treatmeNt of scleroderma, other fibrotic disorders and infertility; T-cell Receptor (TCR) peptide vaccines for the treatment of multiple sclerosis and rheumatoid arthritis; and gamma interferon for the treatment of keloids.

In December 1997, the Company submitted a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) for its betamethasone mousse product, a novel foam formulation of betamethasone valerate for use in all steroid-responsive dermatoses including psoriases. The NDA is based upon results from the Company's Phase III clinical trial of betamethasone mousse which demonstrated statistically significant improvement over placebo for the treatment of scalp psoriasis, a condition that affects approximately three million Americans. The 190-patient, placebo-controlled, randomized, double-blind, multi-center Phase III study demonstrated that patients treated with betamethasone mousse, administered twice-daily for 28 days, experienced a statistically significant improvement over patients in the groups treated with betamethasone lotion or placebo in all primary endpoints, including erythema (redness of the skin), plaque thickness and scaling. In addition, study investigators completed a physicians global assessment which showed that overall, approximately 67% of patients treated with the mousse formulation had complete or almost complete clearance compared with 46% for lotion and 19% for placebo. Both betamethasone mousse and lotion were generally well tolerated. In February 1998, the FDA confirmed acceptance of the Company's NDA for review.

In January 1998, the Company entered into a license agreement with Soltec Research Pty Ltd. to exclusively develop and market clobetasol mousse in North America. Clobetasol mousse is a quick break foam formulation of clobetasol propionate, a super high-potency corticosteriod currently marketed in the United States. Clobetasol mousse utilizes a drug formulation similar to the Company's betamethasone mousse product, whereby it remains a foam at room temperature and then liquefies when applied to the body, facilitating the delivery of active dermatologic agent. The Company plans to begin a Phase III clinical trial of this product in 1998 for the treatment of severe psoriasis and skin dermatoses. The U.S. market for high and super high potency corticosteriods is estimated to be $300 million per year.

Also in January 1998, the Company reported results from a multi-center Phase I/II clinical testing of TCR peptide vaccines for the treatment of multiple sclerosis. The Phase I/II study involved 106 patients with multiple sclerosis. The trial evaluated safety and immunogenicity of the Company's proprietary TCR vaccine being developed to elicit a heightened immune response against the pathogenic T-cells believed to cause multiple sclerosis. Preliminary results from this study indicate that administration of the TCR vaccine was safe and well tolerated following three months of treatment. In this Phase I/II study, the response rate of vaccine treated patients was approximately double the response rate of placebo treated patients, which was similar to the response rate observed in previous studies. The Company was also granted a patent covering TCR vaccine technology, EP Patent Number 0552142 addressed to the TCR second complementary determining region (CDR2), by the European Patent Office.

There can be no assurance that any of the Company's potential products will be successfully developed, receive the necessary regulatory approvals or be successfully commercialized.

RESULTS OF OPERATIONS

The Company's revenues are derived from the sales of Ridaura and were $1.52 million and $1.45 million for the three months ended March 31, 1998 and 1997, respectively. In December 1997, the Company sold the Canadian rights to Ridaura to Pharmascience, Inc., a Canadian corporation. Revenue on a adjusted basis to reflect the disposition of Riduara rights in Canada for the three months ended March 31, 1997 was $1.36 million. The Company believes the increase in revenue for the three months ended March 31, 1998 as compared to the same period in 1997 resulted from the promotion efforts of the Company's sales organization.

Under Transitional Services and Supply agreements between SmithKline and the Company, SmithKline will manufacture and supply Ridaura in final package form through December 2001 and managed distribution of the product, with no additional consideration, through December 1997. The Company established a distribution arrangement with CORD Logistics, Inc. ("CORD") under which CORD will manage customer orders and distribution of Ridaura and any other future products of the Company beginning in December 1997. As a result, the Company began incurring distribution costs currently estimated to be approximately 3% of net revenue.

The Company's cost of product sales includes the cost of Ridaura purchased from SmithKline, a percentage royalty cost based on product sales, and distribution costs from CORD. For the three months ended March 31, 1998 and 1997, the Company recorded $0.3 million and $0.2 million, respectively, in cost of product sales and recorded amortization expense of $1.7 million and $1.8 million, respectively, associated with the acquisition of product rights to Ridaura.

Research and development expenses were $2.2 million for the three months ended March 31, 1998, compared to $5.2 million for the same period in 1997. The decrease in research and development expenses of $3.0 million was primarily due to a reduction in clinical trial activities. In the first quarter of 1998, the Company's clinical trial activities consisted of a 13 patient open label clinical trial of ConXn(TM) for the treatment of scleroderma and a 41 patient Phase II clinical of gamma interferon for the treatment of keloids compared with a 555 patient Phase III clinical trial of gamma interferon for the treatment of atopic dermatitis, a Phase II clinical trial of ConXn for the treatment of scleroderma, a Phase I/II clinical trial of TCR peptide vaccines for the treatment of multiple sclerosis and a the Phase II clinical trial of gamma interferon for the treatment of keloids in the first quarter of 1997. Research and development expenses are expected to increase over the next three quarters due to the expected initiation of a Phase III clinical trial of clobetasol mousse for the treatment of severe psoriasis and skin dermatoses, an expected pivotal trial of ConXn for the treatment of scleroderma, and possible acquisition of new technologies and products.

Selling, general and administrative expenses increased to $2.5 million for the three months ended March 31, 1998 compared to $1.6 million for the same period in 1997. The increase of $0.9 million was primarily due to the activities of an established sales and marketing organization, costs associated with the promotion and marketing of Ridaura and increases in personnel in the general and administrative functions. Selling, general and administrative expenses are expected to increase primarily due to increased staffing of the sales organization, costs associated with marketing Ridaura and possible launching of new approved or acquired products.

Interest income decreased to $177,000 in the three months ended March 31, 1998, compared with $235,000 for the corresponding period in 1997 due to lower average cash and investment balances held by the Company. Interest earned in the future will depend on Company funding cycles and prevailing interest rates. Interest expense decreased to $394,000 for the three months ended March 31, 1998 compared with $452,000 for the corresponding period in 1997. The decrease in interest expense was due to lower imputed interest expense, $130,000 in the first quarter of 1998 compared to $277,000 in the first quarter of 1997, attributable to the non-interest bearing $11.0 million promissory note payable to SmithKline as partial consideration for the acquisition of U.S. and Canadian rights to Ridaura, and lower interest expense associated with lower balances outstanding for obligations under capital leases and loans, and notes payable. The decrease was offset in part by $159,000 in accrued interest payable pursuant to the amended repayment terms of the SmithKline note by which the Company is required to pay interest on the principal amount outstanding at prime rate plus 2% per annum.

The Company incurred net losses of $5.3 million in the three months ended March 31, 1998 compared with $7.6 million for the corresponding period in 1997. The decrease of $2.3 million in net losses, was primarily due to a lower level of development activities and lower amortization costs due to the sale of Canadian rights to Ridaura. The decrease in net loss was offset in part by higher selling, general and administrative expenses. The Company expects to incur additional losses over the next few years and losses are expected to fluctuate from period to period based on timing of product revenues, clinical material purchases, possible acquisitions of new products and technologies, scale-up activities and clinical activities.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date primarily through private sales of equity securities, proceeds from its initial public offering in February 1996 and four self-managed financings, two in 1996 and two in 1997. At March 31, 1998, cash, cash equivalents, short-term investments, and restricted cash totaled $11.3 million, a decrease of $3.0 million from $14.3 million at December 31, 1997. In April 1998, the Company completed a private placement of its common stock which resulted in cash proceeds of approximately $10.0 million and also entered into a development, commercialization and supply agreement with Suntory Pharmaceuticals, a division of Suntory Limited of Osaka, Japan for ConXn which resulted in an up-front license fee payment of approximately $1.5 million (net of international withholding tax) to the Company.

Cash used in operations in the first quarter of 1998 was $2.4 million compared with $8.8 million for the same period in 1997. Net loss for the first quarter of 1998 was affected by a number of charges that did not use cash, including $1.7 million of amortization expense and $130,000 imputed interest expense associated with the acquisition of Ridaura. Cash outflow for the quarter was primarily for operating activities. Receivables at March 31, 1998 were $0.6 million compared with $1.4 million for the same period in 1997 due to a shorter collection cycle as product sales in 1998 are direct to wholesalers with payment terms of 2% discount, net 30 days. In 1997, the Company's sole customer was SmithKline who in turn distributed Ridaura under a Transitional Services Agreement with the Company. Payment terms under this arrangement were on a quarterly basis, thirty days after the end of each quarter.

Investing activities, other than the changes in the Company's short-term investments, consumed $27,000 in cash during the quarter ended March 31, 1998, for equipment expenditures required for operations.

Cash used in financing activities was $0.6 million for the quarter ended March 31, 1998 compared with $0.5 million for the same period in 1997, primarily due to payments on obligations under capital leases and loans.

Working capital decreased by $11.8 million to a negative $5.1 million at March 31, 1998 from $6.7 million at December 31, 1997. The decrease in working capital was the result of lower cash, cash equivalents and short-term investments and accounts receivables, and reclassification to current the note payable due to SmithKline in 1999 for rights to Ridaura, offset in part by lower accounts payable. On April 28, 1998, the Company entered into a second omnibus amendment with SmithKline and restructured its payment obligations under the promissory note such that $5.3 million of payments previously due within one year are now due after March 31, 1999 (see Note 4 of Notes to Condensed Financial Statements). Working capital on an adjusted basis to reflect these amended payment terms would be $0.3 million for the quarter ended March 31, 1998. The decrease in accounts payable was due to lower research and development activities.

At March 31, 1998, the Company had an aggregate of $15.8 million in future obligations of principal payments under capital leases, loans, long-term debt and other obligations, of which $13.9 million is to be paid within the next year. After adjustment for the April 28, 1998 amendment to the note repayment terms, the Company's payment obligations due within the next year are $8.6 million.

The Company has a Structured Equity Line Flexible Financing Agreement (the "Equity Line Agreement") with Kepler Capital LLC ("Kepler") that allows the Company to access up to $25 million through sales of its Common Stock. The equity line is potentially available for a three-year period beginning December 1, 1997. The Equity Line Agreement provides that the Company can, at its option, obtain from $500,000 to $2,000,000 at any one time through a sale of its Common Stock to Kepler, subject to the satisfaction of certain conditions, including registration of shares for resale, minimum volume requirements, and a minimum trading price of $7.00 per share over a specified period. In addition, the Company must sell $500,000 of its Common Stock from time to time if the price per share exceeds $10.00 and minimum volume requirements are met. Since the Company's trading price is currently below the $7.00 minimum price requirement, the Company is unable to draw under the equity line.

The Company believes that its existing cash, cash equivalents and short-term investments, including $10.0 million cash raised through a self-managed private sale of the Company's common stock in April 1998 and a $1.5 million license fee payment from Suntory Pharmaceuticals in April 1998, along with cash generated from sales of Ridaura, will be sufficient to fund the Company's operating expenses, debt obligations and capital requirements through early 1999. The Company's future capital uses and requirements depend on numerous factors, including the progress of its research and development programs, the progress of clinical and advanced-stage clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, and enforcing patent claims and other intellectual property rights, competing technological and market developments, the ability of the Company to establish collaborative arrangements, the level of product revenues, the possible acquisition of new products and technologies, and the development of commercialization activities, and therefore such capital uses and requirements may increase in future periods. As a result, the Company will require substantial additional funds prior to reaching profitability and may attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. There can be no assurance that additional funding will be available for the Company to finance its ongoing operations on acceptable terms, if at all.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not Applicable.

PART II.  OTHER INFORMATION



ITEM 1.    LEGAL PROCEEDINGS

    None


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

    None


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

    None


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None


ITEM 5.    OTHER INFORMATION

    On April 27, 1998, the Company entered into a development, commercialization and supply agreement with Suntory Pharmaceuticals, a division of Suntory Limited of Osaka, Japan for ConXn for the treatment of scleroderma. Under the terms of the agreement, Suntory will pay approximately $14 million in license fees and milestone payments to the Company, be responsible for all development and commercialization expenses in Japan, and pay royalties on sales in Japan for the treatment of scleroderma. On April 30, 1998, Suntory paid an up-front license fee of $1.5 million (net of international withholding tax) to the Company and will make milestone payments based upon development progress in the United States and Japan.

    On May 5, 1998, the Company entered into a license agreement with Genentech, Inc. ("Genentech") under which the Company received an exclusive license under certain patent rights and know-how to Actimmune(R) (gamma interferon) for the treatment of chroniC granulomatous disease ("CGD") and several additional indications (non-cancer dermatological diseases, infectious diseases, osteopetrosis, pulmonary fibrosis and asthma) in the United States. Under the terms of the agreement, the Company issued Genentech 340,048 shares of its common stock valued at $2.0 million at the time of closing with a guaranteed value of $4.0 million at December 28, 1998. In the event that the initial issuance of shares is less that $4.0 million, the Company will either issue additional shares or pay cash to Genentech. The Company will also be required to pay certain development and commercialization milestones and royalties on sales. The parties also entered into a Supply Agreement under which Genentech will manufacture and supply gamma interferon, in bulk product or finished product, with a termination date on the earlier of three years from date of closing or the date on which a third party manufacturer, approved by the parties, enters into a supply agreement with the Company. The Company expects to form a new subsidiary corporation to further develop and market gamma interferon.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.


   10.1* Agreement on Relaxin dated January 19, 1998 by and between the Company and the Howard Florey Institute of Experimental Physiology and Medicine.

   10.2*      License Agreement dated January 1, 1998 between the Company and
              Soltec Research Pty Limited.

   27.1       Financial Data Schedule (EDGAR - filed version only)

* Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.


(b)     Reports on Form 8-K.

        None

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CONNETICS CORPORATION


                                  By: /s/         JOHN L. HIGGINS
                                      ------------------------------------------
                                                  John L. Higgins
                                      Vice President, Finance and Administration
                                             and Chief Financial Officer

Date:   May 14, 1998

                               INDEX TO EXHIBITS


Exhibit
Number                   Description
------                   -----------
 27.1                    Financial Data Schedule