Form 10-Q
period 1998-06-30
CONNETICS CORP
filed 1998-08-13
CIK 1004960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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

As of July 31, 1998, 17,197,896 shares of the Registrant's common stock were outstanding, at $0.001 par value.

                              CONNETICS CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 1998

                                TABLE OF CONTENTS

                                                                                                                    Page
PART I.        FINANCIAL INFORMATION

               Item 1.     Condensed Financial Statements

                           Condensed Balance Sheets at June 30, 1998 and December 31, 1997.......................     3

                           Condensed Statements of Operations for the three and six months ended June 30, 1998
                           and 1997..............................................................................     4

                           Condensed Statements of Cash Flows for the six months ended June 30, 1998 and 1997....     5

                           Notes to Condensed Financial Statements ..............................................     6

               Item 2.     Management's Discussion and Analysis of Financial Condition and
                           Results of Operations.................................................................    10

               Item 3.     Quantitative and Qualitative Disclosures About Market Risks...........................    14

PART II.       OTHER INFORMATION

               Item 1.     Legal Proceedings.....................................................................    15

               Item 2.     Changes in Securities and Use of Proceeds.............................................    15

               Item 3.     Defaults Upon Senior Securities.......................................................    15

               Item 4.     Submission of Matters to a Vote of Security Holders...................................    15

               Item 5.     Other Information.....................................................................    16

               Item 6.     Exhibits and Reports on Form 8-K......................................................    17

                                Exhibits.........................................................................    17

                                Reports on Form 8-K..............................................................    17

SIGNATURE                  ......................................................................................    18


PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                              CONNETICS CORPORATION

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                         JUNE 30,          DECEMBER 31,
                                                                                           1998                1997
                                                                                        ----------          ----------
                                                                                        (UNAUDITED)
                                              ASSETS
Current assets:
     Cash and cash equivalents                                                          $   13,387          $    8,452
     Short-term investments                                                                  4,199               5,894
     Accounts and other receivables                                                            318               1,527
     Other current assets                                                                      255                 158
                                                                                        ----------          ----------
         Total current assets                                                               18,159              16,031

Property and equipment, net                                                                  1,327               1,663
Notes receivable from related parties                                                          364                 333
Deposits and other assets                                                                      110                 160
License agreements and product rights                                                        9,520              12,881
                                                                                        ----------          ----------

                                                                                        $   29,480          $   31,068
                                                                                        ==========          ==========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                  $       971         $     1,492
     Accrued and other current liabilities                                                   1,105               1,100
     Accrued process development expenses                                                      989                 586
     Accrued payroll and related expenses                                                      683                 536
     Current portion of notes payable and other liabilities                                  6,457               2,884
     Current portion of capital lease obligations, capital loans and long-term debt          1,618               2,746
                                                                                        ----------          ----------
         Total current liabilities                                                          11,823               9,344

Noncurrent portion of capital lease obligations, capital loans and long-term debt              474                 649
Other long-term liabilities                                                                  5,749               9,666
Redeemable convertible preferred stock, Series A                                                 -                 600

Stockholders' equity:
     Common stock and additional paid-in capital                                           92,182              77,566
     Notes receivable from stockholders                                                        (65)                (75)
     Deferred compensation, net                                                               (499)               (763)
     Accumulated deficit                                                                   (80,138)            (65,873)
     Treasury stock, at cost                                                                   (46)                (46)
                                                                                        ----------          ----------
Total stockholders' equity                                                                  11,434              10,809
                                                                                        ----------          ----------

                                                                                        $   29,480          $   31,068
                                                                                        ==========          ==========

                  See notes to condensed financial statements.

                                            CONNETICS CORPORATION

                                      CONDENSED STATEMENTS OF OPERATIONS
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                 (UNAUDITED)



                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30,                       JUNE 30,
                                                        -----------------------------  ----------------------------
                                                             1998           1997           1998             1997
                                                        -----------------------------  ----------------------------
Revenues:
     Product                                            $     1,652      $   1,594     $     3,171      $    3,047
     License                                                  1,648             --           1,648              --
                                                         -----------      ---------     -----------      ----------
Total revenues                                                3,300          1,594           4,819           3,047

Operating cost and expenses:
     Cost of product sales                                      312            257             607             483
     License amortization                                     1,680          1,781           3,360           3,562
     Research and development                                 3,105          5,732           5,283          10,897
     Selling, general and administrative                      3,043          2,419           5,505           4,040
     Charge for acquired in-process technology                4,000              -           4,000               -
                                                         -----------      ---------     -----------      ----------
Total operating costs and expenses                           12,140         10,189          18,755          18,982
Interest income                                                 234            234             411             469
Interest expense                                               (345)          (443)           (739)           (895)
                                                         -----------      ---------     -----------      ----------
Net loss                                                $    (8,951)     $  (8,804)    $   (14,264)     $  (16,361)
                                                         ===========      =========     ==========       =========
Basic and diluted net loss per share                    $     (0.54)     $   (0.88)    $     (0.95)     $    (1.72)
                                                         ===========      =========     ==========       =========
Shares used to calculate net loss per share                   16,672         10,009         15,081           9,543
                                                         ===========     ==========     ==========       =========


                  See notes to condensed financial statements.

                              CONNETICS CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)





                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                    ---------------------------
                                                                                      1998              1997
                                                                                    ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                            $(14,264)         $(16,361)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                     3,817             3,919
     Technology acquired in exchange for common stock                                  4,010                --
     Amortization of deferred compensation                                               335               258
     Accrued interest on notes payable                                                   259               553
     Changes in assets and liabilities:
         Current and other assets                                                      1,092            (1,187)
         Current and other liabilities                                                    34            (1,696)
         Other long-term liabilities                                                     397               249
                                                                                     --------          --------
Net cash used in operating activities                                                 (4,320)          (14,265)
                                                                                     --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                                                   (3,971)          (10,147)
Sales and maturities of short-term investments, net                                    5,666             9,423
Capital expenditures                                                                     (73)             (586)
Licensed assets and product rights                                                      (308)                -
                                                                                     --------          --------
Net cash provided by (used in) investing activities                                    1,314            (1,310)
                                                                                     --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of notes payable                                                              (1,000)               --
Proceeds from capital loans and long-term debt                                             2               333
Payments of obligations under capital leases and capital loans                        (1,304)           (1,003)
Proceeds from issuance of common stock, net of issuance costs                         10,243            10,931
                                                                                     --------          --------
Net cash provided by financing activities                                              7,941            10,261
                                                                                     --------          --------
Net change in cash and cash equivalents                                                4,935            (5,314)
Cash and cash equivalents at beginning of period                                       8,452            14,555
                                                                                     --------          --------
Cash and cash equivalents at end of period                                           $13,387          $  9,241
                                                                                     ========          ========
SUPPLEMENTARY INFORMATION:
Interest paid                                                                        $   360          $    342


                  See notes to condensed financial statements.

                              CONNETICS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)



1.       BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Connetics Corporation (the "Company" or "Connetics") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                                              Three Months Ended June 30,     Six Months Ended June 30,
                                                              ----------------------------- ----------------------------
     (In thousands except per share amounts)                       1998           1997           1998           1997
                                                              -------------- -------------- -------------- -------------
     Numerator:
        Net loss                                                 $(8,952)      $(8,804)      $(14,264)       $(16,361)
        Preferred stock dividends                                      -           (35)            (1)            (81)
                                                              -------------- -------------- -------------- -------------
        Numerator for basic and diluted earnings per share        (8,952)       (8,839)       (14,265)        (16,442)
          loss attributable to common stockholders

     Denominator:
        Denominator for basic and diluted earnings per share
          weighted-average shares                                 16,672        10,009         15,081           9,543

     Basic and diluted net loss per share                         $(0.54)       $(0.88)        $(0.95)         $(1.72)
                                                              ============== ============== ============== =============

Options to purchase 1,964,921 shares of common stock at exercise prices ranging from $0.4448 to $11.00, warrants to purchase 1,289,193 shares of common stock at exercise prices ranging from $4.89 to

$11.00 were outstanding at June 30, 1998 but were not included in the computation of diluted earnings per share as their effect would be antidilutive.


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

During the three and six months ended June 30, 1998, total comprehensive income
(loss) amounted to $(9.0) million and $(14.3) million, respectively, compared to $(8.8) million and $(16.4) million for the same periods in 1997, respectively. The components of comprehensive income, net of related tax, for the three and six month periods ended June 30, 1998 and 1997 are as follows:


                                                    Three months ended June 30,     Six months ended June 30,
                                                   ------------------------------ -------------------------------
     (In thousands)                                     1998           1997            1998            1997
                                                   ------------------------------ -------------------------------
     Net loss                                          $(8,951)       $(8,804)       $(14,264)       $(16,361)
     Unrealized gains (loss) on securities                   1              4              (1)              3
     Foreign currency translation adjustment                --             --              --              --
                                                   ==============================================================
     Comprehensive income (loss)                       $(8,950)       $(8,800)       $(14,265)       $(16,358)
                                                   ==============================================================


The components of accumulated other comprehensive income, net of related tax, at June 30, 1998 and December 31, 1997 are as follows:

            (In thousands)                                              1998                 1997
                                                                ------------------------------------------
            Unrealized gains (loss) on securities                    $       1           $       2
            Foreign currency translation adjustments                        --                  --
                                                                ------------------------------------------
            Accumulated comprehensive income (loss)                  $       1           $       2
                                                                ==========================================


4.       LICENSED ASSETS AND PRODUCT RIGHTS

Pursuant to its equity and asset purchase agreements with SmithKline Beecham Properties, Inc. ("SBP"), the Company guaranteed a total value of the common shares issued to SBP of $8,000,000 on April 1, 1998. As of April 1, 1998, the aggregate fair market value of the shares previously issued under the agreement was less than $8,000,000 and, as a result, the Company was required to issue additional shares. On April 10, 1998, the Company issued 1,037,779 shares of its Common Stock to SBP in fulfillment of such obligation. The issuance completed the Company's obligation to issue equity to SBP under its Stock Issuance Agreement with SBP. The Company also paid SBP approximately $308,000 in cash on May 4, 1998 in conjunction with the transaction to fulfill its obligation to SBP related to the equity agreement. (See Note 5 of Notes to Financial Statements for the year ended December 31, 1997 in the Company's Annual Report on Form 10-K).

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


The Company is required to pay interest on the principal amount outstanding of $4.7 million from April 8, 1998 through January 4, 1999 at prime rate plus 2% per annum, and on the principal amount outstanding of $5.3 million from January 5, 1999 through April 1, 2000 at prime rate plus 3% per annum.


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


6.        OTHER MATTERS

In April 1998, the Company entered into an agreement with Alta BioPharma Partners, L.P. ("Alta") and certain funds affiliated with Alta (collectively the "Investors"), to sell an aggregate of 2,162,163 shares of the Company's Common Stock at a price of $4.625 per share, for an aggregate purchase price of approximately $10 million. The financing closed on April 10, 1998 and the Company filed a registration statement on Form S-3 covering the resale of the shares of Common Stock purchased by the Investors in June, 1998.

On April 27, 1998, the Company entered into a development, commercialization and supply agreement with Suntory Pharmaceuticals, a division of Suntory Limited, of Osaka, Japan for ConXn for the treatment of scleroderma. Under the terms of the agreement, Suntory will pay approximately $14 million in license fees and milestone payments to the Company, be responsible for all development and commercialization expenses in Japan, and pay royalties on sales in Japan for the treatment of scleroderma. The Company has retained rights to all other indications in Japan for ConXn. Suntory will purchase relaxin materials from the Company and make milestone payments based upon development progress in the United States and Japan. On April 30, 1998, Suntory paid an up-front license fee of $1.5 million (net of international withholding tax) to the Company.

On May 5, 1998, the Company entered into a license agreement with Genentech, Inc. ("Genentech") under which the Company received an exclusive license under certain patent rights and know-how to Actimmune(R) (gamma interferon) for the treatment of chronic granulomatous disease ("CGD") and several additional indications (non-cancer dermatological diseases, infectious diseases, osteopetrosis, pulmonary fibrosis and asthma) in the United States. Under the terms of the agreement, the Company issued Genentech 340,048 shares of its common stock valued at $2.0 million at the time of closing with a guaranteed value of $4.0 million at December 28, 1998. In the event that the initial issuance of shares is less than $4.0 million on December 28, 1998, the Company will either issue additional shares or pay cash to Genentech. The Company will also be required to pay certain development and commercialization milestones and royalties on sales. The parties also entered into a Supply Agreement under which Genentech will manufacture and supply gamma interferon, in bulk product or finished product, with a termination date on the earlier of May 5, 2001 or the date on which a third party manufacturer, approved by the parties, enters into a supply agreement with the Company. The Company expects to form a new subsidiary corporation to further develop and market gamma interferon, and in addition, recorded a $4.0 million noncash one-time license fee charge for the quarter ended June 30, 1998. Because the viability of the license is largely dependent on additional research and development of gamma interferon, the Company has expensed the full purchase amount in the current period.

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

OVERVIEW

Connetics Corporation (the "Company") acquires, develops and markets products in the areas of rheumatology and dermatology. The Company acquired the U.S. and Canadian rights to Ridaura(R) (auranofin), a treatment foR rheumatoid arthritis, from SmithKline Beecham Corporation and related entities ("SmithKline") in December 1996, and in December 1997 the Company sold off its Canadian rights to Ridaura. The Company's products under development include LUXIQ(TM) (betamethsone valerate ViaFoam) for the treatment of scalp psoriasis and othEr dermatoses; clobetasol ViaFoam for the treatment of severe dermatoses; ConXn(R) (relaxin) for the treatment oF scleroderma, infertility and other fibrotic disorders; T-cell receptor (TCR) peptide vaccines for the treatment of multiple sclerosis and rheumatoid arthritis; and gamma interferon for the treatment of chronic granulomatous disease, keloids, non-cancer dermatological diseases, infectious diseases, osteopetrosis, pulmonary fibrosis and asthma.

In April 1998, the Company entered into an agreement with Alta BioPharma Partners, L.P. ("Alta") and certain funds affiliated with Alta (collectively the "Investors"), to sell an aggregate of 2,162,163 shares of the Company's Common Stock at a price of $4.625 per share, for an aggregate purchase price of approximately $10 million. The financing closed on April 10, 1998 and the Company filed a registration statement on Form S-3 covering the resale of the shares of Common Stock purchased by the Investors in June, 1998.

On April 27, 1998, the Company entered into a development, commercialization and supply agreement with Suntory Pharmaceuticals, a division of Suntory Limited, of Osaka, Japan for ConXn for the treatment of scleroderma. Under the terms of the agreement, Suntory will pay approximately $14 million in license fees and milestone payments to the Company, be responsible for all development and commercialization expenses in Japan, and pay royalties on sales in Japan for the treatment of scleroderma. The Company has retained rights to all other indications in Japan for ConXn. Suntory will purchase relaxin materials from the Company and make milestone payments based upon development progress in the United States and Japan. On April 30, 1998, Suntory paid an up-front license fee of $1.5 million (net of international withholding tax) to the Company.

On May 5, 1998, the Company entered into a license agreement with Genentech, Inc. ("Genentech") under which the Company received an exclusive license under certain patent rights and know-how to Actimmune(R) (gamma interferon) for the treatment of chronic granulomatous disease ("CGD") and several additional indications (non-cancer dermatological diseases, infectious diseases, osteopetrosis, pulmonary fibrosis and asthma) in the United States. Under the terms of the agreement, the Company issued Genentech 340,048 shares of its common stock valued at $2.0 million at the time of closing with a guaranteed value of $4.0 million at December 28, 1998. In the event that the initial issuance of shares is less than $4.0 million on December 28, 1998, the Company will either issue additional shares or pay cash to Genentech. The Company will also be required to pay certain development and commercialization milestones and royalties on sales. The parties also entered into a Supply Agreement under which Genentech will manufacture and supply gamma interferon, in bulk product or finished product, with a termination date on the earlier of May 5, 2001 or the date on which a third party manufacturer, approved by the parties, enters into a supply agreement with the Company. The Company expects to form a new subsidiary corporation to further develop and market gamma interferon.

There can be no assurance that any of the Company's potential products will be successfully developed, receive the necessary regulatory approvals or be successfully commercialized.

RESULTS OF OPERATIONS

The Company's product revenues are derived from the sales of Ridaura and were $1.7 million and $3.2 million for the three and six months ended June 30, 1998, respectively, compared to $1.6 million and $3.0 million for the same periods in 1997, respectively. In December 1997, the Company sold the Canadian rights to Ridaura to Pharmascience, Inc., a Canadian corporation. Revenue on an adjusted basis to reflect the disposition of Riduara rights in Canada for the three and six months ended June 30, 1997 were $1.5 million and $2.9 million, respectively. In connection with an agreement with Suntory Pharmaceuticals, the Company also recorded $1.6 million licensing revenue for the three months ended June 30, 1998. The Company believes the increase in product revenue for the three and six months ended June 30, 1998 as compared to the same periods in 1997 resulted in part from the promotion efforts of the Company's sales organization.

Under Transitional Services and Supply agreements between SmithKline and the Company, SmithKline will manufacture and supply Ridaura in final package form through December 2001 and managed distribution of the product, with no additional consideration, through December 1997. Under a distribution arrangement with CORD Logistics, Inc. ("CORD"), in December 1997 CORD began managing customer orders and distribution of Ridaura and any other future products of the Company. As a result, the Company began incurring distribution costs of approximately 3% of net revenue.

The Company's cost of product sales includes the cost of Ridaura purchased from SmithKline, a percentage royalty cost based on product sales, and distribution costs from CORD. For the three and six months ended June 30, 1998, the Company recorded $0.3 million and $0.6 million, respectively, in cost of product sales compared to $0.3 million and $0.5 million for the same periods in 1997. Amortization expense associated with the acquisition of product rights to Ridaura were $1.7 million and $3.4 million compared to $1.8 million and $3.6 million for the same periods in 1998 and 1997, respectively.

Research and development expenses were $3.1 million and $5.3 million for the three and six months ended June 30, 1998, compared to $5.7 and $10.9 million for the same periods in 1997. The decrease in research and development expenses of $2.6 million and $5.6 million, respectively was primarily due to lower clinical trial expenses. In the first six months of 1998, the Company's clinical trial activities consisted of a 13 patient open label clinical trial of ConXn for the treatment of scleroderma and a 41 patient Phase II clinical of gamma interferon for the treatment of keloids compared with two Phase III, two Phase II and one Phase I/II clinical trials during the same period in 1997. Research and development expenses are expected to increase over the next two quarters due to the initiation of a Phase III clinical trial of clobetasol mousse in July 1998 for the treatment of severe psoriasis and skin dermatoses, manufacturing costs associated with LUXIQ, an expected pivotal trial of ConXn for the treatment of scleroderma, and possible acquisition of new technologies and products.

Selling, general and administrative expenses increased to $3.0 million and $5.5 million for the three and six months ended June 30, 1998, respectively, compared to $2.4 million and $4.0 million for the same periods in 1997, respectively. The increase in expenses were primarily due to the activities of an established sales and marketing organization, costs associated with the promotion and marketing of Ridaura and increases in personnel in the general and administrative functions. Selling, general and administrative expenses are expected to increase primarily due to increased staffing of the sales organization, costs associated with marketing Ridaura and possible launching of new approved or acquired products.

Pursuant to the gamma interferon license agreement with Genentech in May 1998, the Company recorded a $4.0 million noncash one-time license fee charge for the quarter ended June 30, 1998. The Company has determined that the viability of the license is largely dependent on additional research and development of gamma interferon, and as a result, has expensed the full purchase amount in the current period.

Interest income was $234,000 and $411,000 in the three and six months ended June 30, 1998, compared with $234,000 and $469,000 for the corresponding periods in 1997, respectively. The decrease in interest income during the first six months of 1998 was due to a lower average cash and investment balance during the first quarter offset by the Company's self-managed private place in April 1998, which raised $10.0 million. Interest earned in the future will depend on Company funding cycles and prevailing interest rates. Interest expense decreased to $345,000 and $739,000 for the three and six months ended June 30, 1998, compared with $443,000 and $895,000 for the corresponding periods in 1997. The decrease in interest expense during the first six months of 1998 was due to lower imputed interest expense, $259,000 in 1998 compared to $553,000 in 1997, attributable to the non-interest bearing $11.0 million promissory note payable to SmithKline as partial consideration for the acquisition of U.S. and Canadian rights to Ridaura, and lower interest expense associated with lower balances outstanding for obligations under capital leases and loans, and notes payable. The decrease was offset in part by $291,000 in accrued interest payable pursuant to the amended repayment terms of the SmithKline note by which the Company is required to pay interest on the principal amount outstanding at prime rate plus 2% per annum.

Net losses for the three and six months ended June 30, 1998 were $9.0 million and $14.3, respectively, compared to $8.8 million and $16.4 million for the corresponding periods in 1997, respectively. The Company recorded a $4 million one-time charge for the license of gamma interferon from Genentech in April 1998. Other than the one-time licensing charge, the decrease of $2.1 million in net losses for the six months ended June 30, 1998 from the same period in 1997 was primarily due to a decrease of approximately $5.6 million in development activities, lower amortization costs due to the sale of Canadian rights to Ridaura and an additional $1.6 million in licensing revenue in connection with the agreement with Suntory Pharmaceuticals for ConXn. The decrease in net loss was offset in part by higher selling, general and administrative expenses. The Company expects to incur additional losses over the next few years and losses are expected to fluctuate from period to period based on timing of product revenues, clinical material purchases, possible acquisitions of new products and technologies, scale-up activities and clinical activities.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date primarily through private sales of equity securities, proceeds from its initial public offering in February 1996 and five self-managed financings, two in 1996, two in 1997 and one in 1998. At June 30, 1998, cash, cash equivalents and short-term investments totaled $17.6 million, an increase of $3.3 million from $14.3 million at December 31, 1997. Cash infusion of $11.5 million for the second quarter ending June 30, 1998 was through sales of the Company's common stock ($10.0 million) and an up-front license fee payment from Suntory Limited ($1.5 million).

Cash used in operations for the six months ended June 30, 1998 was $4.3 million compared with $14.3 million for the same period in 1997. Net loss for the first six months of 1998 was affected by a number of charges that did not use cash, including a $4.0 million technology licensed in exchange for common stock, and $3.4 million of amortization expense and $259,000 imputed interest expense associated with the acquisition of Ridaura. Cash outflow for the quarter was primarily for operating activities. Receivables at June 30, 1998 were $0.3 million compared with $1.5 million for the same period in 1997 due to a shorter collection cycle as product sales in 1998 are direct to wholesalers with payment terms of 2% discount, net 30 days. In 1997, the Company's sole customer was SmithKline who in turn distributed Ridaura under a Transitional Services Agreement with the Company. Payment terms under this arrangement were on a quarterly basis, thirty days after the end of each quarter.

Investing activities, other than the changes in the Company's short-term investments, consumed $0.4 million in cash during the six month period ended June 30, 1998, of which $73,000 was for equipment expenditures required for operations and $308,000 was for fulfillment of obligation under the equity and asset purchase agreements with SmithKline (see Note 4 of Notes to Condensed Financial Statements).

Cash provided by financing activities was $7.9 million for the six months ended June 30, 1998 compared with $10.3 million for the same period in 1997. The Company raised $10.0 million in April 1998 through private sales of its common stock which was offset in part by $1.3 million in payments on obligations under capital leases and loans, and $1.0 million in principal payment to SmithKline for obligations under a promissory note in connection with the Ridaura acquisition.

Working capital decreased by $0.4 million to $6.3 million at June 30, 1998 from $6.7 million at December 31, 1997. The decrease in working capital resulted from the reclassification to current the note payable due to SmithKline in 1999 for rights to Ridaura, offset in part by higher cash balance. On April 28, 1998, the Company entered into a second omnibus amendment with SmithKline and restructured its payment obligations under the promissory note such that $5.3 million of payments previously due within one year are now due after January 1999 (see Note 4 of Notes to Condensed Financial Statements).

At June 30, 1998, the Company had an aggregate of $14.3 million in future obligations of principal payments under capital leases, loans, long-term debt and other obligations, of which $8.5 million is to be paid within the next year

The Company has a Structured Equity Line Flexible Financing Agreement (the "Equity Line Agreement") with Kepler Capital LLC ("Kepler") that allows the Company to access capital through sales of its Common Stock. The equity line is potentially available for a three-year period beginning December 1, 1997. If, during the next three years, the Stock meets certain volume restrictions and trades above $10.00, then up to $500,000 would be drawn down approximately every three months during the three year term of the equity line. The Company's trading price is currently below the $10.00 price requirement. While the Equity Line Agreement has the potential to provide the Company with additional future financing, the sale of shares thereunder will have a dilutive impact on other stockholders of the Company.

The Company believes that its existing cash, cash equivalents and short-term investments along with cash generated from sales of Ridaura, will be sufficient to fund the Company's operating expenses, debt obligations and capital requirements through early 1999. The Company's future capital uses and requirements depend on numerous factors, including the progress of its research and development programs, the progress of clinical and advanced-stage clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, and enforcing patent claims and other intellectual property rights, competing technological and market developments, the ability of the Company to establish collaborative arrangements, the level of product revenues, the possible acquisition of new products and technologies, and the development of commercialization activities, and therefore such capital uses and requirements may increase in future periods. As a result, the Company will require substantial additional funds prior to reaching profitability and may attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. There can be no assurance that additional funding will be available for the Company to finance its ongoing operations on acceptable terms, if at all.


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

PART II.  OTHER INFORMATION



ITEM 1.       LEGAL PROCEEDINGS

     None



ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

     On April 10, 1998, the Company sold an aggregate of 2,162,163 shares of the Company's Common Stock to Alta BioPharma Partners, L.P. and certain affiliated funds ("Alta"), at a price of $4.625 per share, for an aggregate purchase price of $10,000,003.88. The financing closed on April 10, 1998. No underwriter was involved in this private placement. The shares were sold under an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company relied on such exemption due to factors such as Alta's status as a sophisticated investor and the fact that no general solicitation or advertisement was made in connection with the sale.



ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

     None



ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 22, 1998, the Company held its annual meeting of stockholders. At the meeting, the stockholders approved the following matters by the following votes:

     1)    Election of the following directors:

                                               FOR              WITHHELD

           G. Kirk Raab                     11,128,640           51,265
           Thomas G. Wiggans                11,128,640           51,265
           Eugene A. Bauer, M.D.            11,128,640           51,265
           Alexander E. Barkas, Ph.D.       11,128,640           51,265
           Brian H. Dovey                   11,128,640           51,265
           John C. Kane                     11,128,640           51,265
           Thomas D. Kiley, Esq.            11,128,640           51,265
           Kenneth B. Plumlee               11,128,640           51,265
           Joseph J. Ruvane, Jr.            11,128,640           51,265

     2) Approval of amendments to the Company's 1994 Stock Plan to increase the number of shares issuable thereunder to an aggregate of 2,600,000 shares.

                                    FOR               AGAINST            ABSTAIN

                                  7,235,025           809,643             20,187

     3) Approval of amendments to the Company's 1995 Directors' Stock Plan to increase the number of shares issuable thereunder to an aggregate of 250,000.

                                    FOR               AGAINST            ABSTAIN

                                  7,862,379           185,576             16,900

     4) Approval of amendments to the Company's 1995 Employee Stock Purchase Plan to increase the number of shares issuable thereunder to an aggregate of 500,000.

                                     FOR              AGAINST            ABSTAIN
                                  7,948,218           100,837             15,800

     5) Ratification of the appointment of Ernst & Young LLP to serve as the Company's independent auditors for the fiscal year ending December 31, 1998.

                                     FOR              AGAINST            ABSTAIN

                                 11,156,435            12,920             10,550


ITEM 5.       OTHER INFORMATION


     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits.
         10.1(1) Agreement dated as of April 23, 1998 between the Company and Suntory Limited.

         10.2(1) License Agreement dated as of May 5, 1998 between the Company and Genentech, Inc.

         10.3(1) Supply Agreement dated as of May 5, 1998 between the Company and Genentech, Inc.

         10.4(2) Common Stock Purchase Agreement dated April 10, 1998 by and among the Company and certain investors.

         10.5(2) Registration Rights Agreement dated April 10, 1998 by and among the Company and certain investors.

         10.6(2) Second Omnibus Agreement with SmithKline Beecham Corporation and related entities dated April 28, 1998.

         27.1     Financial Data Schedule (EDGAR - filed version only)

(1) Certain confidential portions of such exhibit have been omitted and filed separately with the Securities and Exchange Commission.

(2) Incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K (File No. 0-27406) filed on May 6, 1998.




(b)      Reports on Form 8-K.

     On May 6, 1998, the Company filed a Current Report on Form 8-K, listing several items under Item 5 (Other Events). Specifically, the Company disclosed
(i) the sale of 2,162,163 shares of Common Stock to certain investors for an aggregate purchase price of approximately $10 million, (ii) the issuance of 1,037,779 shares of Common Stock to SmithKline Beecham Properties, Inc., and
(iii) the restructuring of a promissory note owed to SmithKline Beecham Corporation. No financial statements were filed with this report.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  CONNETICS CORPORATION


                                  By: /s/ JOHN L. HIGGINS
                                      ---------------------------
                                      John L. Higgins
                                      Vice President, Finance and Administration
                                             and Chief Financial Officer

Date:    August 13, 1998

                               INDEX TO EXHIBITS

Exhibit
Number                                 Description
-------                                -----------
10.1(1)     Agreement dated as of April 23, 1998 between the Company and Suntory
            Limited.

10.2(1)     License Agreement dated as of May 5, 1998 between the Company and
            Genentech, Inc.

10.3(1)     Supply Agreement dated as of May 5, 1998 between the Company and
            Genentech, Inc.

10.4(2) Common Stock Purchase Agreement dated April 10, 1998 by and among the Company and certain investors.

10.5(2)     Registration Rights Agreement dated April 10, 1998 by and among the
            Company and certain investors.

10.6(2) Second Omnibus Agreement with SmithKine Beecham Corporation and related entities dated April 28, 1998.

27.1        Financial Data Schedule (EDGAR-filed version only)


(1) Certain confidential portions of such exhibit have been omitted and filed separately with the Securities and Exchange Commission.

(2) Incorporated by reference from an exhibit filed with the Company's Current Report on Form 8-K (File No. 0-27406) filed on May 6, 1998.