Form 10-Q
period 1998-09-30
CONNETICS CORP
filed 1998-11-13
CIK 1004960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

As of October 30, 1998, 17,276,793 shares of the Registrant's common stock were outstanding, at $0.001 par value.

                              CONNETICS CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS




                                                                                Page
                                                                                ----
PART I.   FINANCIAL INFORMATION

          Item 1.     Condensed Financial Statements

                      Condensed Balance Sheets at September 30, 1998 and
                      December 31, 1997 ......................................     3

                      Condensed Statements of Operations for the three and
                      nine months ended September 30, 1998 and 1997...........     4

                      Condensed Statements of Cash Flows for the nine
                      months ended September 30, 1998 and 1997................     5

                      Notes to Condensed Financial Statements.................     6

          Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.....................    10

          Item 3.     Quantitative and Qualitative Disclosures About
                      Market Risks............................................    15

PART II.  OTHER INFORMATION

          Item 6.     Exhibits and Reports on Form 8-K........................    16

                      Exhibits................................................    16

                      Reports on Form 8-K.....................................    16

SIGNATURE ....................................................................    17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              CONNETICS CORPORATION

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                          1998             1997
                                                                        --------         --------
                                                                      (UNAUDITED)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                          $  6,279         $  8,452
     Short-term investments                                                4,624            5,894
     Accounts and other receivables                                          921            1,527
     Other current assets                                                    219              158
                                                                        --------         --------
         Total current assets                                             12,043           16,031

Property and equipment, net                                                1,290            1,663
Restricted cash                                                            1,874               --
Notes receivable from related parties                                        374              333
Deposits and other assets                                                    103              160
License agreements and product rights                                      7,840           12,881
                                                                        --------         --------
                                                                        $ 23,524         $ 31,068
                                                                        ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                   $  1,201         $  1,492
     Accrued and other current liabilities                                 1,238            1,100
     Accrued process development expenses                                    612              586
     Accrued payroll and related expenses                                    885              536
     Current portion of notes payable and other liabilities                6,912            2,884
     Current portion of capital lease obligations, capital loans
       and long-term debt                                                    957            2,746
                                                                        --------         --------
         Total current liabilities                                        11,805            9,344

Noncurrent portion of capital lease obligations, capital loans
  and long-term debt                                                       1,867              649
Other long-term liabilities                                                4,509            9,666
Redeemable convertible preferred stock, Series A                              --              600

Stockholders' equity:
     Common stock and additional paid-in capital                          92,334           77,566
     Notes receivable from stockholders                                      (65)             (75)
     Deferred compensation, net                                             (392)            (763)
     Accumulated deficit                                                 (86,474)         (65,873)
     Treasury stock, at cost                                                 (60)             (46)
                                                                        --------         --------
Total stockholders' equity                                                 5,343           10,809
                                                                        ========         ========
                                                                        $ 23,524         $ 31,068
                                                                        ========         ========



                  See notes to condensed financial statements.

                              CONNETICS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                      -------------------------         -------------------------
                                                        1998             1997             1998             1997
                                                      --------         --------         --------         --------
Revenues:
     Product                                          $  2,209         $  2,006         $  5,380         $  5,053
     License                                                --               --            1,648               --
                                                      --------         --------         --------         --------
Total revenues                                           2,209            2,006            7,028            5,053

Operating cost and expenses:
     Cost of product revenue                               419              332            1,026              815
     License amortization                                1,680            1,782            5,040            5,344
     Research and development                            3,185            3,834            8,468           14,731
     Selling, general and administrative                 3,162            2,559            8,667            6,599
     Charge for acquired in-process technology              --               --            4,000               --
                                                      --------         --------         --------         --------
Total operating cost and expenses                        8,446            8,507           27,201           27,489
Interest income                                            193              245              604              714
Interest expense                                          (292)            (423)          (1,031)          (1,318)
                                                      --------         --------         --------         --------
Net loss                                              $ (6,336)        $ (6,679)        $(20,600)        $(23,040)
                                                      ========         ========         ========         ========

Basic and diluted net loss per share                  $  (0.37)        $  (0.61)        $  (1.30)        $  (2.31)
                                                      ========         ========         ========         ========

Shares used to calculate net loss per share             17,207           11,016           15,790           10,034
                                                      ========         ========         ========         ========



                  See notes to condensed financial statements.

                              CONNETICS CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                      -------------------------
                                                                        1998             1997
                                                                      --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                              $(20,600)        $(23,040)
Adjustments to reconcile net loss to net cash used by
   operating activities:
     Depreciation and amortization                                       5,654            5,909
     Technology acquired in exchange for common stock                    4,010               --
     Amortization of deferred compensation                                 441              378
     Accrued interest on notes payable                                     389              830
     Changes in assets and liabilities:
         Current and other long-term assets                             (1,374)          (1,478)
         Current and other liabilities                                     222           (3,077)
         Other long-term liabilities                                       582            1,252
                                                                      --------         --------

Net cash used in operating activities                                  (10,676)         (19,226)
                                                                      --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                                     (5,280)         (12,169)
Sales and maturities of short-term investments, net                      6,553           13,798
Capital expenditures                                                      (186)            (808)
Licensed assets and product rights                                        (308)              --
                                                                      --------         --------

Net cash provided by (used in) investing activities                        779              821
                                                                      --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loan                                                  1,500               --
Payment of notes payable                                                (2,100)              --
Proceeds from capital loans and long-term debt                               2              333
Payments of obligations under capital leases and capital loans          (2,071)          (1,693)
Proceeds from issuance of common stock, net of issuance costs           10,393           10,977
                                                                      --------         --------

Net cash provided by financing activities                                7,724            9,617
                                                                      --------         --------

Net change in cash and cash equivalents                                 (2,173)          (8,788)
Cash and cash equivalents at beginning of period                         8,452           14,555
                                                                      ========         ========

Cash and cash equivalents at end of period                            $  6,279         $  5,767
                                                                      ========         ========

SUPPLEMENTARY INFORMATION:
Interest paid                                                         $    534         $    488


                  See notes to condensed financial statements.

                              CONNETICS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)



1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Connetics Corporation (the "Company" or "Connetics") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K.


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

The following table sets forth the computation of basic and diluted earnings per share:

                                                                 Three Months Ended             Nine Months Ended
                                                                     September 30,                 September 30,
                                                               -------------------------     -------------------------
(In thousands except per share amounts)                          1998             1997         1998             1997
                                                               --------         --------     --------         --------
Numerator:
   Net loss                                                    $ (6,336)        $ (6,679)    $(20,600)        $(23,040)
   Preferred stock dividends                                         --              (29)          (1)            (110)
                                                               --------         --------     --------         --------
   Numerator for basic and diluted earnings per share --         (6,336)          (6,708)     (20,601)         (23,150)
     loss attributable to common stockholders

Denominator:
   Denominator for basic and diluted earnings per share --
     weighted-average shares                                     17,207           11,016       15,790           10,034

Basic and diluted net loss per share                           $  (0.37)        $  (0.61)    $  (1.30)        $  (2.31)
                                                               ========         ========     ========         ========


Options to purchase 2,098,293 shares of common stock at exercise prices ranging from $0.4448 to $11.00, warrants to purchase 1,289,193 shares of common stock at exercise prices ranging from $4.89 to

$11.00 were outstanding at September 30, 1998 but were not included in the computation of diluted earnings per share as their effect would be antidilutive.


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

During the three and nine months ended September 30, 1998, total comprehensive income (loss) amounted to $(6.3) million and $(20.6) million, respectively, compared to $(6.7) million and $(23.0) million for the same periods in 1997, respectively. The components of comprehensive income, net of related tax, for the three and nine month periods ended September 30, 1998 and 1997 are as follows:


                                                 Three months ended                Nine months ended
                                                     September 30,                    September 30,
                                               -------------------------         -------------------------
(In thousands)                                   1998             1997             1998             1997
                                               --------         --------         --------         --------
Net loss                                       $ (6,336)        $ (6,679)        $(20,600)        $(23,040)
Unrealized gains on securities                        4                1                3                4
Foreign currency translation adjustment              --               --               --               --
                                               --------         --------         --------         --------
Comprehensive income (loss)                    $ (6,332)        $ (6,678)        $(20,597)        $(23,036)
                                               ========         ========         ========         ========


The components of accumulated other comprehensive income, net of related tax, at September 30, 1998 and December 31, 1997 are as follows:

(In thousands)                                 1998      1997
                                               ----      ----
Unrealized gains on securities                  $5        $2
Foreign currency translation adjustments         -         -
                                               ---       ---

Accumulated comprehensive income                $5        $2
                                               ===       ===



4. LICENSED ASSETS AND PRODUCT RIGHTS

Pursuant to its equity and asset purchase agreements with SmithKline Beecham Properties, Inc. ("SBP"), the Company guaranteed a total value of the common shares issued to SBP of $8,000,000 on April 1, 1998. As of April 1, 1998, the aggregate fair market value of the shares previously issued under the agreement was less than $8,000,000 and, as a result, the Company was required to issue additional shares. On April 10, 1998, the Company issued 1,037,779 shares of its Common Stock to SBP in fulfillment of such obligation. The issuance completed the Company's obligation to issue equity to SBP under its Stock Issuance Agreement with SBP. The Company also paid SBP approximately $308,000 in cash on May 4, 1998 in conjunction with the transaction to fulfill its obligation to SBP related to the equity agreement. (See Note 5 of Notes to Financial Statements for the year ended December 31, 1997 in the Company's Annual Report on Form 10-K)


On April 28, 1998, the Company entered into a Second Omnibus Amendment with SmithKline Beecham Corporation, SBP and related entities (collectively "SmithKline"). Under this Amendment, the Company restructured its payment obligations under a promissory note issued to SmithKline in connection with the Ridaura acquisition. This amendment adjusted the December 18, 1997 amended note repayments for the remaining principal payments of $10.0 million (originally due in October 1998 and January 1999 with payments of $1.0 million and $9.0 million, respectively) to SmithKline as follows:


   Payment Due Date     Amount Due          Payment Due Date     Amount Due
   July 1, 1998          $1,100,000         July 1, 1999          $  800,000
   October 1, 1998       $1,100,000         October 1, 1999       $  700,000
   January 4, 1999       $2,500,000         January 3, 2000       $1,500,000
   April 1, 1999         $  800,000         April 1, 2000         $1,500,000


The Company is required to pay interest on the principal amount outstanding of $4.7 million from April 8, 1998 through January 4, 1999 at prime rate plus 2% per year, and on the principal amount outstanding of $5.3 million from January 5, 1999 through April 1, 2000 at prime rate plus 3% per year. The Company paid SmithKline $1.2 million in principal and interest on July 1, 1998 and October 1, 1998, respectively.

5. FINANCING ARRANGEMENT

On September 24, 1998, the Company entered into a term Loan and Security Agreement (the "Term Loan") with a bank (the "Lender") under which the Company borrowed $1,500,000. The Term Loan bears interest at prime rate plus 1.25% (currently 9.75%), with interest only payments for the first twelve months, and to be repaid thereafter in forty eight (48) equal monthly installments of principal plus accrued interest. On the anniversary of the loan, the Company has the right to elect whether the aggregate Term Loan outstanding will bear interest at (i) a floating rate equal to prime rate plus 1.25% or (ii) a fixed rate equal to 4.5 percentage points above the yield of the 48 month Treasury Bill (fixed at the time of election). In conjunction with the Term Loan, the Company granted the lender a first priority security interest in its presently existing Intellectual Property Collateral. Covenants governing the Term Loan require the maintenance of certain financial ratios, and if the Company does not meet the covenants during the loan period, a restricted cash pledge must be made against 100% of the outstanding loan balance. At September 30, 1998, the Company had $1.5 million pledged in restricted cash pertaining to the Term Loan.

In December 1995, the Company consummated a $5,000,000 term Loan and Security Agreement with a bank consortium. Under the terms of the loan, the Company is required to maintain certain financial ratios and meet certain covenants during the loan period or else the Company would be required to pledge restricted cash of 65% of the outstanding loan. At September 30, 1998, the Company pledged $374,000 in restricted cash pertaining to this loan.

6. LIQUIDITY AND FINANCIAL VIABILITY

In the course of its development activities, the Company has sustained continuing operating losses and expects such losses to continue over at least the next few years. The Company plans to continue to finance its operating activities with a combination of stock sales, through public offerings and self-managed private financings, payments from corporate partnering arrangements, product revenue, bank loans and/or debt financing. Ultimately, the Company's ability to continue as a going concern in the future is dependent upon obtaining additional financings.


7. OTHER MATTERS

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

On April 27, 1998, the Company entered into a development, commercialization and supply agreement with Suntory Pharmaceuticals, a division of Suntory Limited, of Osaka, Japan for ConXn(R) for the treatment of scleroderma. Under the terms of the agreement, Suntory will pay approximately $14 million in license fees and milestone payments to the Company, be responsible for all development and commercialization expenses in Japan, and pay royalties on sales in Japan for the treatment of scleroderma. The Company has retained rights to all other indications in Japan for ConXn. Suntory will purchase relaxin materials from the Company and make milestone payments based upon development progress in the United States and Japan. On April 30, 1998, Suntory paid an up-front license fee of $1.5 million (net of $165,000 international withholding tax) to the Company.

On May 5, 1998, the Company entered into a license agreement with Genentech, Inc. ("Genentech") under which the Company received an exclusive license under certain patent rights and know-how to Actimmune(R) (gamma interferon) for the treatment of chronic granulomatous disease ("CGD") and several additional indications (non-cancer dermatological diseases, infectious diseases, osteopetrosis, pulmonary fibrosis and asthma) in the United States. Under the terms of the agreement, the Company issued Genentech 340,048 shares of its common stock valued at $2.0 million at the time of closing with a guaranteed value of $4.0 million at December 28, 1998. In the event that the value of the initial shares issued is less than $4.0 million on December 28, 1998, the Company will either issue additional shares or pay cash to Genentech. The Company will also be required to pay certain development and commercialization milestones and royalties on sales. The parties also entered into a Supply Agreement under which Genentech will manufacture and supply gamma interferon, in bulk product or finished product, with a termination date on the earlier of May 5, 2001 or the date on which a third party manufacturer, approved by the parties, enters into a supply agreement with the Company. Because the realizability of the license is largely uncertain and dependent on additional research and development related to gamma interferon, the Company recorded a $4.0 million noncash one-time license fee charge during the quarter ended June 30, 1998. In October 1998, the Company formed a wholly-owned subsidiary corporation, InterMune Pharmaceuticals, Inc., to further develop and market gamma interferon.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE: EXCEPT FOR THE HISTORICAL INFORMATION, THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A") CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS OF OPERATIONS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE IDENTIFIED BELOW. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, UNCERTAINTY OF PRODUCT DEVELOPMENT AND MARKET ACCEPTANCE OF A PRODUCT ONCE DEVELOPED; UNCERTAINTY OF FUTURE RIDAURA(R) REVENUES AND COSTS; UNCERTAINTY OF CLINICAL TRIALS RESULTS; UNCERTAINTY OF FUTURE PROFITABILITY; FUTURE CAPITAL REQUIREMENTS AND UNCERTAINTY OF FUTURE FUNDING; AND RISKS ASSOCIATED WITH POSSIBLE FUTURE PRODUCT ACQUISITIONS. IN PARTICULAR, THE FACTORS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997, COMMENCING ON PAGE 20 UNDER THE HEADING "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS," MAY CAUSE THE COMPANY'S ACTUAL RESULTS TO VARY FROM THOSE CONTEMPLATED BY CERTAIN FORWARD-LOOKING STATEMENTS SET FORTH IN THIS REPORT AND SHOULD BE CONSIDERED CAREFULLY IN ADDITION TO OTHER INFORMATION PRESENTED IN THIS REPORT.

This MD&A should be read in conjunction with the MD&A included in the Company's 1997 Annual Report on Form 10-K, and with the unaudited condensed financial statements and notes to financial statements included in Part I, Item 1 of this Quarterly Report. Results of operations in the current or any prior fiscal period should not be considered as indicative of results to be expected for any future fiscal period.

OVERVIEW

Connetics Corporation acquires, develops and markets products in the areas of rheumatology and dermatology. The Company acquired the U.S. and Canadian rights to Ridaura(R) (auranofin), a treatment for rheumatoid arthritis, froM SmithKline Beecham Corporation and related entities ("SmithKline") in December 1996, and in December 1997 the Company re-sold its Canadian rights to Ridaura. The Company's products under development include LUXIQ(TM) (betamethasone valerate 0.1%) for the treatment of scalp psoriasis and other dermatoses; Olux(TM) (clobetasOl propionate 0.05%) for the treatment of severe scalp dermatoses; ConXn(R) (relaxin) for the treatment oF scleroderma, infertility and other fibrotic disorders; gamma interferon for the treatment of chronic granulomatous disease, dermatological diseases, infectious diseases, osteopetrosis, pulmonary fibrosis and asthma; and T-cell receptor (TCR) peptide vaccines for the treatment of multiple sclerosis and rheumatoid arthritis.

During the quarter ended September 30, 1998, the Company initiated and completed treatment in a Phase III clinical trial of Olux intended for the treatment of severe scalp psoriasis and other corticosteroid-responsive dermatoses of the scalp. The Phase III trial was a multicenter, randomized, double-blind study of approximately 190 scalp psoriasis patients which compared Olux to a currently approved clobetasol solution and to placebo during a two week treatment regimen. The primary endpoints for the trial included changes in the clinical signs of psoriasis: plaque thickness scaling, erythema (redness), and the global response to treatment as judged by the investigator. Decreases in itching and the patient's assessment of improvement were also evaluated. On November 11, 1998, the Company announced that the outcome of the trial was positive and that the Company anticipates filing a New Drug Application ("NDA") in 1999.

There can be no assurance that any of the Company's potential products will be successfully developed, receive the necessary regulatory approvals or be successfully commercialized.

RESULTS OF OPERATIONS

The Company's product revenues are derived from the sales of Ridaura and were $2.2 million and $5.4 million for the three and nine months ended September 30, 1998, respectively, compared to $2.0 million and $5.1 million for the same periods in 1997, respectively. In December 1997, the Company sold the Canadian rights to Ridaura to Pharmascience, Inc., a Canadian corporation. Revenue on an adjusted basis to reflect the disposition of Ridaura rights in Canada for the three and nine months ended September 30, 1997 were $1.9 million and $4.8 million, respectively. In connection with an agreement with Suntory Pharmaceuticals, the Company also recorded $1.6 million licensing revenue for the nine months ended September 30, 1998. The Company believes the increase in product revenue for the three and nine months ended September 30, 1998 as compared to the same periods in 1997 resulted in part from the increased promotion efforts of the Company's sales organization.

Pursuant to agreements between SmithKline and the Company, SmithKline will manufacture and supply Ridaura in final package form through December 2001. SmithKline also managed distribution of the product, with no additional consideration, through December 1997, at which time CORD Logistics, Inc. ("CORD") began managing customer orders and distribution of Ridaura. As a result, the Company began incurring distribution costs of approximately 3% of net revenue. Under a distribution arrangement, CORD will also manage customer orders and distribution of future products of the Company.

The Company's cost of product revenues includes the cost of Ridaura purchased from SmithKline, a percentage royalty cost based on product revenues, and distribution costs from CORD. For the three and nine months ended September 30, 1998, the Company recorded $0.4 million and $1.0 million, respectively, in cost of product revenues compared to $0.3 million and $0.8 million for the same periods in 1997. Amortization expense associated with the acquisition of product rights to Ridaura were $1.7 million and $5.0 million compared to $1.8 million and $5.3 million for the same periods in 1998 and 1997, respectively.

Research and development expenses were $3.2 million and $8.5 million for the three and nine months ended September 30, 1998, compared to $3.8 and $14.7 million for the same periods in 1997. The decrease in research and development expenses of $0.6 million and $6.2 million, respectively was primarily due to lower clinical trial expenses. For the first nine months of 1998, the Company's clinical trial activities consisted of a 13 patient open label clinical trial of ConXn for the treatment of scleroderma, a 41 patient Phase II clinical trial of gamma interferon for the treatment of keloids, a 190 patient Phase III clinical trial of Olux and contract manufacturing scale-up expenses associated with LUXIQ compared with two Phase III, two Phase II and one Phase I/II clinical trials during the same period in 1997. Research and development expenses are expected to decrease over the next quarter due to the completion of current clinical trial activities. However the decrease could be offset by the initiation of an expected pivotal trial of ConXn for the treatment of scleroderma and possible acquisition of new technologies and products.

Selling, general and administrative expenses increased to $3.2 million and $8.7 million for the three and nine months ended September 30, 1998, respectively, compared to $2.6 million and $6.6 million for the same periods in 1997, respectively. The increases in expenses were primarily due to increased activities of an established sales and marketing organization including the hiring of additional sales staff in the third quarter, costs associated with the promotion and marketing of Ridaura and increases in personnel in the general and administrative functions. Selling, general and administrative expenses are expected to increase primarily due to further staffing up of the sales organization, costs associated with marketing Ridaura and possible launching of new approved or acquired products.

Pursuant to the gamma interferon license agreement with Genentech in May 1998, the Company recorded a $4.0 million noncash one-time license fee charge in the quarter ended June 30, 1998. The Company determined that the realizability of the license is largely uncertain and dependent on additional research and development of gamma interferon, and as a result, has expensed the full purchase amount in the quarter ended June 30, 1998.

Interest income was $193,000 and $604,000 in the three and nine months ended September 30, 1998, compared with $245,000 and $714,000 for the corresponding periods in 1997, respectively. The decrease in interest income during the nine months of 1998 was due to a lower average cash and investment balance, offset in part by the Company's self-managed private placement in April 1998, which raised $10.0 million. Interest earned in the future will depend on Company funding cycles and prevailing interest rates. Interest expense decreased to $292,000 and $1,031,000 for the three and nine months ended September 30, 1998, compared with $423,000 and $1,318,000 for the corresponding periods in 1997. The decrease in interest expense during the nine months of 1998 was due to lower imputed interest expense, $389,000 in 1998 compared to $830,000 in 1997, attributable to a non-interest bearing $11.0 million promissory note payable to SmithKline as partial consideration for the acquisition of U.S. and Canadian rights to Ridaura, and lower interest expense associated with lower balances outstanding for obligations under capital leases and loans, and notes payable. The decrease was offset in part by $383,000 in accrued interest payable pursuant to the amended repayment terms of the SmithKline note by which the Company is required to pay interest on the principal amount outstanding at prime rate plus 2% per annum.

Net losses for the three and nine months ended September 30, 1998 were $6.3 million and $20.6 million, respectively, compared to $6.7 million and $23.0 million for the corresponding periods in 1997, respectively. Other than the $4.0 million one-time licensing charge in connection with the license of gamma interferon (discussed above), the decrease of $2.4 million in net losses for the nine months ended September 30, 1998 from the same period in 1997 was primarily due to a decrease of approximately $6.2 million in development activities, lower amortization costs due to the sale of Canadian rights to Ridaura and an additional $1.6 million in licensing revenue in connection with the agreement with Suntory Pharmaceuticals for ConXn. These decreases were offset in part by higher selling, general and administrative expenses. The Company expects to incur additional losses over the next few years and losses are expected to fluctuate from period to period based on timing of product revenues, clinical material purchases, possible acquisitions of new products and technologies, scale-up activities and clinical activities.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations to date primarily through private sales of equity securities, proceeds from its initial public offering in February 1996 and five self-managed financings, two in 1996, two in 1997 and one in 1998. At September 30, 1998, cash, cash equivalents, short-term investments, and long-term restricted cash totaled $12.8 million, a decrease of $1.5 million from $14.3 million at December 31, 1997. In 1998, the Company has generated cash of $11.5 million through sales of the Company's common stock ($10.0 million) and an up-front license fee payment from Suntory Limited ($1.5 million).

Cash used in operations for the nine months ended September 30, 1998 was $10.7 million compared with $19.2 million for the same period in 1997. Net loss for the first nine months of 1998 was affected by a number of charges that did not use cash, including a $4.0 million technology licensed in exchange for common stock, and $5.0 million of amortization expense and $389,000 imputed interest expense associated with the acquisition of Ridaura. Cash outflow for the quarter was primarily for operating activities. Receivables at September 30, 1998 were $0.9 million compared with $1.5 million for the same period in 1997 due to a shorter collection cycle as product sales in 1998 are direct to wholesalers with payment terms of 2% discount, net 30 days. In 1997, the Company's sole customer was SmithKline who in turn distributed Ridaura under a Transitional Services Agreement with the Company. Payment terms under this arrangement were on a quarterly basis, thirty days after the end of each quarter.

Investing activities, other than the changes in the Company's short-term investments, consumed $0.5 million in cash during the nine month period ended September 30, 1998, of which $186,000 was for equipment expenditures required for operations and $308,000 was for fulfillment of obligation under the equity and asset purchase agreements with SmithKline (see Note 4 of Notes to Condensed Financial Statements).

Cash provided by financing activities was $7.7 million for the nine months ended September 30, 1998 compared with $9.6 million for the same period in 1997. The Company raised $10.0 million in April through private sales of its common stock and $1.5 million in a bank loan in September. These proceeds were offset in part by $2.1 million in payments on obligations under capital leases and loans, and $2.1 million in principal payment to SmithKline for obligations under a promissory note in connection with the Ridaura acquisition.

Working capital decreased by $4.6 million to $2.1 million at September 30, 1998 from $6.7 million at December 31, 1997. The decrease in working capital resulted primarily from the reclassification of the note payable due to SmithKline in 1999 for rights to Ridaura to current liabilities and the lower cash balances. On April 28, 1998, the Company entered into a second omnibus amendment with SmithKline and restructured its payment obligations under the promissory note such that $5.3 million of payments previously due within 1998 are now due after January 1999 (see Note 4 of Notes to Condensed Financial Statements).

At September 30, 1998, the Company had an aggregate of $14.2 million in future obligations of principal payments under capital leases, loans, long-term debt and other obligations, of which $7.9 million is to be paid within the next year

The Company has an equity line agreement with an investor that may potentially provide the Company access to capital through sales of its Common Stock. The equity line is available for a three-year term beginning June 26, 1998. During the three year term, if the stock meets certain volume restrictions and trades above $10.00, then up to $500,000 may be drawn approximately every three months in exchange for the sale of stock at an approximate minimum price of $10.00.

The Company believes that its existing cash, cash equivalents and short-term investments along with cash generated from the sales of Ridaura and from financings, will be sufficient to fund the Company's operating expenses, debt obligations and capital requirements through 1999. The Company's future capital uses and requirements depend on numerous factors, including the progress of its research and development programs, the progress of clinical and advanced-stage clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, and enforcing patent claims and other intellectual property rights, competing technological and market developments, the ability of the Company to establish collaborative arrangements, the level of product revenues, the possible acquisition of new products and technologies, and the development of commercialization activities, and therefore such capital uses and requirements may increase in future periods. As a result, the Company will require substantial additional funds prior to reaching profitability and may attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. There can be no assurance that additional funding will be available for the Company to finance its ongoing operations when needed or, if available, that the terms for obtaining such funds will be favorable to the Company or will not result in dilution to the Company's stockholders.

IMPACT OF YEAR 2000

Certain currently installed computer systems and software programs were written to accept only two digit entries in the date fields rather than four digit entries. In particular, some of the Company's older computer programs were written using two digits rather than four to define the applicable year. Beginning in the year 2000, these date code fields will need to accept four digits entries to distinguish 21st century dates from 20th century dates or they could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. As a result, during the next year, computer systems and/or software used by many companies, including Connetics, may need to be upgraded to comply with such "Year 2000" requirements.

Based on recent assessments, the Company determined that it will be required to modify or replace portions of its software and certain hardware so that those systems will properly recognize dates beyond December 31, 1999. The Company presently believes that with modifications or replacement of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed by the end of 1999, the Year 2000 Issue may potentially have a material impact on the operations of the Company.

The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has completed its assessment of all systems that could be significantly affected by the Year 2000. The assessment indicated that most of the Company's significant information technology could be affected, particularly the general ledger, payable and fixed asset systems. Based on a review of its product line, the Company has determined that most of the products it has sold and will continue to sell do no require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products. In addition, the Company has gathered information about the Year 2000 compliance status of its significant service providers and suppliers and continues to monitor their compliance.

For its information technology exposures, to date the Company has completed 75% of the remediation phase and expects to complete software replacement no later than December 31, 1998. Once software is replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems. To date, the Company has completed testing and implementation of approximately 50% of its remediated systems. The Company expects to have all remediated systems fully tested and implemented by March 31, 1999.

The remediation of operating equipment is more difficult than the remediation of the information technology systems. The Company is 55% complete with the remediation phase of its operating equipment and is 10% complete with the testing of its remediated operating equipment. Once testing is complete, the operating equipment will be ready for immediate use. The Company expects to complete its remediation efforts by March 31, 1999, and testing and implementation of affected equipment is expected to be fully completed by June 30, 1999.

The Company has on-line access to its third party distribution service system that includes customer orders, billing, shipping and inventory management. This vendor has made its distribution system Year 2000 compliant, and the Company is scheduled for a system compliant conversion by November 30, 1998.

The Company has queried its significant suppliers, service providers and subcontractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 compliant. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

The Company will utilize both internal and external resources to replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated to be less than $50,000 and is being funded through operating cash flows. To date, the Company has incurred and expensed approximately $10,000 related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $20,000 is attributable to the purchase of new software and operating equipment, which will be capitalized. Additional expenditures will cover the repair of hardware and software and will be expensed as incurred.

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the progress of the Company's research and development projects could be delayed. In addition, disruptions in the economy generally resulting from Year 2000 issues may also material adversely affect the Company, and the amount of potential liability and lost revenue cannot be reasonably estimated at this time.

The Company currently has no contingency plan in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in March 1999 and determine whether such a plan is necessary.



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



                                       CONNETICS CORPORATION


                                       By: /s/         JOHN L. HIGGINS
                                           -------------------------------------
                                                       John L. Higgins
                                               Vice President, Finance and
                                            Administration and Chief Financial
                                                           Officer

Date: November 13, 1998

                               INDEX TO EXHIBITS





Exhibit
Number                            Description
------                            -----------
 27.1                        Financial Data Schedule