Form 10-K405
period 1998-12-31
CONNETICS CORP
filed 1999-03-30
CIK 1004960

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                         COMMISSION FILE NUMBER: 0-27406


                              CONNETICS CORPORATION
             (Exact name of registrant as specified in its charter)

                             3400 WEST BAYSHORE ROAD
                           PALO ALTO, CALIFORNIA 94303
                                 (650) 843-2800
               (Address, including zip code and telephone number,
                        of principal executive offices)

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

                              --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 26, 1999 was approximately $103,667,000. There were 21,173,668 shares of Common Stock issued and outstanding as of February 26, 1999.


                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this report incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 19, 1999.

                                     PART I

ITEM 1.        BUSINESS

        Special Note: The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Specifically, the Company wishes to alert investors and other readers that the following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results or events may differ significantly from the results contemplated by the forward-looking statements. These factors could in the future affect, and in the past have affected, the Company's actual results and could cause the Company's results for future years or quarters to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. These factors should be considered carefully in addition to the other information presented in this report.

THE COMPANY

Connetics Corporation ("Connetics" or the "Company") is focused on the acquisition, development and commercialization of marketed and late-stage products. The Company's product and commercial focus is initially targeted at rheumatology and dermatology, two specialty medical markets. These commercially attractive markets have large patient populations yet relatively small physician treating groups. U.S. dermatologists and rheumatologists write prescriptions each year exceeding $5.0 billion. The Company's goal is to leverage these markets by commercializing novel products to meet currently unmet medical needs and employing focused and highly trained sales staff. Connetics currently markets Ridaura(R) (auranofin), a treatment for rheumatoid arthritis, and ACTIMMUNE(R) (interferon gamma-1b), a treatment for chronic granulomatous disease (beginning January 1999). On March 1, 1999 Connetics received clearance from the FDA to begin marketing Luxiq(TM) (betamethasone valerate) Foam, 0.12%, a product to treat corticosteroid-responsive scalp dermatoses. Connetics has several other products in development: ConXn(R) (recombinant human relaxin H2) ("relaxin"), targeting scleroderma, organ fibrosis, and infertility; and OLUX(TM) (clobetasol propionate) Foam, 0.05%, a novel formulation for the treatment of severe scalp dermatoses; and interferon gamma (through its wholly-owned subsidiary, InterMune Pharmaceuticals, Inc.) for the treatment of certain congenital, infectious and other diseases.

        The Company is subject to the uncertainties and risks associated with any young company focused on pharmaceutical product development. The Company has experienced operating losses every year since its incorporation, and expects to incur additional losses over the next few years. The losses are expected to fluctuate from period to period based on timing of product revenues, clinical material purchases, possible acquisitions of new products and technologies, scale-up activities and clinical activities. The time required by the Company to reach profitability is uncertain and there can be no assurance that the Company will ever be able to generate revenue from its products now under development or achieve profitability on a sustainable basis.

        The Company was incorporated in the State of Delaware on February 8, 1993. In May 1997, the Company's stockholders approved a change of the Company's name from "Connective

Therapeutics, Inc." to "Connetics Corporation." The "C with interlocking hemisphere" logo (used alone and with the Company's name), "Connetics", "ConXn", and "Ridaura" are registered trademarks of the Company, and "Luxiq" and "OLUX" are trademarks of the Company. All other tradenames and trademarks appearing in this report are the property of their respective holders.

        The Company's principal executive offices are located at 3400 West Bayshore Road, Palo Alto, California 94303. Its telephone number is (650) 843-2800. The Company maintains an internet website at http://www.connetics.com.

CONNETICS' STRATEGY

The key elements of the Company's strategy include:

o Develop a Commercial Organization Targeting Specialty Markets and Novel Therapies. The Company is targeting its initial commercial activities at the dermatology and rheumatology markets, which can be served by a focused, specialized marketing organization. Scalp psoriasis and skin dermatoses, the target indications for the Company's foam products, are treated primarily by dermatologists. Scleroderma, ConXn's lead indication, and rheumatoid arthritis, treated by Ridaura, are primarily treated by rheumatologists. The Company's strategy is to target its marketing activities to the approximately 7,000 dermatologists and 3,000 rheumatologists practicing in the United States. Because dermatologists and rheumatologists are primarily concentrated in major metropolitan areas, the Company believes these physician groups can be accessed efficiently by a relatively small sales force.

o In-License Development Stage and Currently Marketed Products. The Company expects to continue to in-license and acquire rights to late-stage development products and currently marketed products in the areas of dermatology and rheumatology. Increasing consolidation in the pharmaceutical and biotechnology industries and continuing changes in the health care system are changing the way therapeutic products are developed and marketed. As a result, the Company believes there are opportunities to in-license or acquire additional products that pharmaceutical companies are not developing or promoting, or that do not fit in the present business strategy of such companies. The Company believes that this strategy can result in accelerated development and commercialization of novel products to treat diseases, while minimizing the Company's exposure to the risks inherent in drug discovery and basic research.

o Use Corporate Partnerships to Pursue Additional Markets. In its strategic markets, the Company's goal is to retain commercial rights to its products in the United States and to enter into corporate partnerships with respect to additional market segments in North America and international markets. This strategy will allow the Company to pursue additional therapeutic markets, offset near-term development costs and enter international markets. To date, the Company has entered into two strategic relationships (one each with a European and a Japanese company) for its relaxin program.

        Future product acquisitions, if any, may require substantial additional funds (1) for the initial acquisition of rights to these products, (2) for the steps necessary to obtain FDA approval for the product and (3) to market, sell and distribute the product successfully. In addition, if the newly-acquired product is already approved for commercialization, the Company will likely be assuming the marketing, sale and distribution of such product, which may require the Company to recruit a substantial number of qualified employees to perform these functions. If the Company is unable to hire a sufficient number of employees with the appropriate levels of experience, or if the Company is unable to effectively manage the integration of any newly-acquired products into the Company's product line, the Company's business, financial condition and results of operations could be materially and adversely affected. Finally, any newly-acquired products may not achieve the marketing or therapeutic success expected of it by the Company, industry analysts or others at the time of acquisition.

RELAXIN

        The Company has exclusive rights to develop and commercialize human recombinant relaxin (ConXn). See "Collaborative Relationships: Relaxin," below. Relaxin is a naturally occurring protein that is known to promote remodeling of connective tissues. Connective tissues are components of the body that form structural or binding elements such as skin, joints, ligaments and lining of organs. Organs of the body such as lungs, kidneys and skin function normally in part because of the precise arrangement of specialized cells within a connective tissue framework. Connective tissue undergoes constant turnover through a normal remodeling process that normally keeps the amount of connective tissue, which is 95% collagen, in balance. When this balance is broken, as in the case of certain chronic diseases, the result can lead to excessive formation of or destruction of connective tissue, resulting in serious disease. The most severe forms of these diseases cause painful disfigurement, disability and, in certain cases, death.

        Scleroderma. As an example, the overproduction of collagen can result in a severe fibrotic disorder called scleroderma. The Company is developing relaxin for the treatment of scleroderma, a serious disease involving the uncontrolled formation of connective tissue. Scleroderma is characterized by thickening and hardening of the skin and internal organs, including the heart, lungs, kidneys and gastrointestinal tract and generally afflicts women in their child-bearing years. Scleroderma can cause extensive disfigurement and quality of life impairment, making it impossible for afflicted patients to carry out the most routine daily functions. Approximately 300,000 individuals, primarily women, suffer from various forms of this disease, with approximately 70,000 having systemic sclerosis, and in some cases diffuse scleroderma. In the United States, scleroderma is primarily treated by rheumatologists. Currently there is no cure for this often fatal disease, and few therapies ease the pain and suffering of scleroderma patients. Current therapies are directed toward alleviating the symptoms of the disease, not the underlying cause.

        In 1997, the Company completed a Phase II trial for relaxin in patients with scleroderma. The results of the 64-patient Phase II trial showed that administration of relaxin caused a statistically significant reduction in skin score (a measure of skin thickening) and a trend toward improvement in eleven other disease parameters. Based partly on the results of the Phase

II trial and an earlier Phase I/II trial for scleroderma, the Company believes that relaxin may have a beneficial effect on connective tissue turnover and may provide a treatment for scleroderma. The Company initiated a 200-patient pivotal trial of relaxin for scleroderma in February 1999. The Company has also conducted a preclinical animal study that demonstrated Relaxin's potential ability to inhibit pulmonary (lung) fibrosis and is conducting preclinical studies with relaxin in liver and cardiac fibrosis, and infertility.

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

        Organ Fibrosis. In addition to scleroderma, the Company believes that ConXn may have potential in treating organ-specific fibroses, such as cardiac and pulmonary fibrosis. Scarring of the heart is the cause of much of the impairment in cardiac function that occurs in atherosclerosis, in hypertension, or following a heart attack. Because ConXn is believed to stimulate new blood vessel growth, as well as promoting the breakdown of fibrotic (scarred or hardened) tissue, it may provide a dual mechanism for improving function of the scarred heart. Cardiovascular diseases remain the leading cause of morbidity and mortality in the United States, where approximately 13 million people suffer from heart disease, and 800,000 new heart attacks occur annually. Current therapies include angiotensin-converting enzyme (ACE) inhibitors. Pulmonary fibrosis represents a group of diseases associated with chronic inflammation and scarring in the walls of the alveoli in the lungs. Impairment of lung function and in many cases, death occurs as consequences. Approximately 144,000 individuals who suffer from pulmonary fibrosis are treated by pulmonologists and oncologists. Current therapies consist of corticosteroids and cytotoxic drugs, such as cyclophosphamide, which are largely ineffective.

        Infertility. Infertility is a serious problem that affects approximately one in seven couples in the United States. The Company and collaborators have accumulated data indicating that relaxin may be involved in stimulating new blood vessel formation in the lining of the uterus, and that the increase in blood flow may enhance embryonic implantation and pregnancy success. Relaxin therapy may be useful in the treatment of infertility in the area of assisted reproductive technologies, including in vitro fertilization. The Company has begun a development program for relaxin in the treatment of infertility.

FOAM PRODUCTS

        Luxiq(TM). The Company has an exclusive license to develop and market a foam formulation of betamethasone valerate, a dermatology therapy, in North America. Connetics' tradename for the product is Luxiq(TM). The product has been approved for sale in the United Kingdom and is being marketed in the U.K. by a company affiliated with Medeva PLC. Under the terms of an exclusive license agreement with Soltec Research Pty Ltd., the Company will pay a licensing fee to Soltec, plus royalties on future sales of products, if any, arising from the licensed technology. The Company also has an exclusive option on Soltec's foam formulation for the delivery of other compounds. In August 1997, the Company announced that results from its Phase III clinical trial with Luxiq demonstrated statistically significant improvement over both placebo and betamethasone lotion for the treatment of scalp psoriasis, a condition that affects over three million persons in the United States. On February 28, 1999, the FDA approved the Company's New Drug Application ("NDA") to market Luxiq for relief of the inflammatory and pruritic manifestations of corticosteroid-responsive dermatoses of the scalp.

        Betamethasone valerate is a mid-potency corticosteroid currently marketed in the U.S. The unique foam formulation has been shown to liquefy when applied to the body, enabling rapid penetration of active dermatologic agent. This formulation is designed to be easier to apply and less messy than currently marketed scalp lotions and gels. In addition, the ease of use and patient acceptability may enhance patient compliance.

        Psoriasis and other Scalp Dermatoses. Psoriasis, a chronic, recurrent dermatologic disease characterized by inflammation and thickening of the skin, is estimated to affect six million people in the United States. Scalp psoriasis, a distinct manifestation of psoriasis, is a serious problem for more than sixty percent of psoriatics. Patients with scalp psoriasis suffer from various degrees of erythema, scaling and itching associated with the disease, and the disease course typically involves periods of remission followed by acute exacerbations. Luxiq is also suitable for treating other dermatoses of the scalp, including eczema and seborrheic dermatitis.

        OLUX(TM). Following its development progress with Luxiq, in January 1998, the Company entered into an agreement with Soltec Research Pty Ltd., and exercised an option to exclusively develop and market clobetasol propionate, a super high-potency corticosteroid currently marketed in the United States in other formulations. The foam formulation is expected to be sold under Connetics' trademark "OLUX." OLUX uses a foam formulation similar to Luxiq, whereby it remains a foam at room temperature and then liquefies when applied to the body, facilitating the delivery of the active dermatologic agent.

        During the quarter ended September 30, 1998, the Company completed treatment in a Phase III clinical trial of OLUX intended for the treatment of severe scalp psoriasis and other corticosteroid-responsive dermatoses of the scalp. The Phase III trial was a multicenter, randomized, double-blind study of approximately 190 scalp psoriasis patients which compared OLUX to a currently approved clobetasol solution and to placebo during a two week treatment regimen. Endpoints for the trial included changes in the clinical signs of psoriasis: plaque thickness, scaling, erythema (redness), and the global response to treatment as judged by the investigator. Decreases in itching and the patient's assessment of improvement were also evaluated. In November 1998, the Company announced that the outcome of the trial was positive and that the Company anticipates filing an NDA in 1999.

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

RIDAURA

        Ridaura(R). In December 1996, the Company acquired the exclusive U.S. and Canadian rights to Ridaura (auranofin), from SmithKline Beecham Corporation and affiliated entities ("SmithKline"). Ridaura is an oral formulation of a gold salt (auranofin). Ridaura, which is classified as a disease-modifying antirheumatic drug ("DMARD"), is an established therapy for rheumatoid arthritis. Ridaura has been shown to slow joint destruction and the progression of rheumatoid arthritis. The drug is currently indicated for adults with active rheumatoid arthritis who are not responsive to, or are intolerant of, treatment with non-steroidal anti-inflammatory drugs. The primary patents for Ridaura expired in 1989 and 1992; the absence of patent protection for Ridaura means that the Company will be unable to assert patent infringement claims against a third party marketing the same product under a different trade name, which could have a material adverse effect on the Company's business, financial condition, and results of operations.

        Rheumatoid arthritis. Rheumatoid arthritis is a chronic autoimmune disease in which the body's immune system attacks the connective tissue in the joints, resulting in progressive, systemic and painful inflammation and erosion of the joints. In advanced phases of the disease, symptoms include severe pain, body disfigurement and loss of mobility. It is estimated that between one and two percent of the worldwide adult population, including over two million individuals in the United States, suffer from rheumatoid arthritis and about one-half of these will progress to severe disease. Women are three times more susceptible than men. Current treatment for rheumatoid arthritis uses a combination of drugs and physical and occupational therapy in an attempt to prevent further joint damage. No current therapy cures the disease and often its progression cannot be stopped. Rheumatoid arthritis is primarily treated by rheumatologists.

        Connetics began marketing Ridaura through its own sales force in mid-1997. Through agreements with SmithKline, customer orders and distribution for the product was managed by SmithKline through 1997 and SmithKline will manufacture and supply Ridaura (in final finished package form) to the Company through December 2001. The Company has an agreement with

CORD Logistics, Inc. ("CORD"), based in Nashville, Tennessee, to manage the distribution of Ridaura.

        In December 1997, the Company sold the Canadian rights to Ridaura to, and entered a supply agreement with, Pharmascience, Inc., a Canadian corporation, for a net consideration of $1,300,000.

T-CELL RECEPTOR ("TCR") PROGRAM

        Autoimmune Disorders. Connective tissue can be destroyed by various
T cell-mediated autoimmune diseases. Autoimmune diseases are generally believed to result from an inappropriate response of the immune system. The immune system is the body's major biological defense mechanism, first distinguishing antigens (foreign substances) from the body's tissue and then eliminating a wide variety of disease-causing pathogens, such as bacteria and viruses. A major component of this system is T cells. In many autoimmune diseases, these T cells go awry and attack the body's healthy tissues. There is mounting evidence that these disease-causing T cells are concentrated at the disease site, where they initiate signals leading to tissue destruction. The mechanism responsible for causing these T cells to attack healthy tissue has, for the most part, not been identified. Autoimmune diseases can attack virtually any tissue or organ of the body, are often debilitating and can be fatal.

        The Company holds certain patents to a TCR vaccine technology for the treatment of autoimmune diseases. TCR vaccines are being developed to help the body elicit an immune response against disease-causing agents. Specifically, TCR vaccines are injected into the patient to elicit a heightened immune response against the T-cells thought to cause autoimmune disease. These vaccines elicit a "regulatory immune response" by increasing the number of regulatory T-cells that produce anti-inflammatory cytokines. While the results of pilot clinical studies using TCR vaccines for the treatment of rheumatoid arthritis and multiple sclerosis were encouraging, the Company has suspended most of its activity with respect to TCR, to permit it to focus its resources on products closer to market.

        XOMA. In June 1994, Connetics entered into an agreement with Xoma pursuant to which the Company acquired additional TCR vaccine technology and patent rights. This agreement obligates the Company to make certain milestone payments and to pay certain royalties on sales of TCR vaccine products. The Company's failure to meet certain milestones may result in the acquisition by XOMA of a co-exclusive royalty-free license to the TCR vaccine technology or in certain circumstances the reversion of the asset to Xoma.

        Arthur A. Vandenbark, Ph.D. (Veterans Administration Medical Center, Portland, Oregon). In July 1994, the Company entered into a Research Collaboration and Assignment Agreement with Dr. Vandenbark, the inventor of the patent rights acquired from XOMA, to establish a framework for a scientific collaboration relating to the development of the TCR Peptide vaccines. The agreement, which has been extended through March 31, 2000, provides that the Company continue to fund the collaborative research, gives the Company access to future inventions and know-how, and obligates the Company to make certain royalty payments on sales of products not already covered by the XOMA Agreement. In addition, the Company entered into consulting agreements with Dr. Vandenbark and Dr. Halina Offner, which have also been extended, and in connection with the agreements granted each of them options to purchase the Company's Common Stock, which vest upon the achievement of certain milestones.

        Molecular Medicine Research Institute ("MMRI"). In October 1996, the Company entered into a Laboratory Services Agreement with MMRI directed research relating to relaxin and TCR peptides. The agreement provides funding for MMRI to conduct the research on behalf of the Company and also has provisions covering intellectual property arising from the directed research and other discoveries relating to the Company's areas of interest. The current agreement expires in June 1999.

INTERFERON GAMMA

        Interferon gamma. Interferon gamma-1b is one of a family of proteins involved in the regulation of the immune system and has been shown to reduce the frequency and severity of certain infections. Interferon gamma is approved by the FDA for the reduction in frequency and severity of infections associated with a rare immune disease, known as chronic granulomatous disease ("CGD"). In December 1995, Genentech and Connetics entered into an agreement with respect to interferon gamma pursuant to which the Company acquired exclusive development and marketing rights in the United States for dermatologic indications. In May 1998, Genentech and the Company terminated the agreement and entered into a new license agreement (the "Genentech Gamma License") that granted the Company an exclusive license under certain patent rights and know-how to ACTIMMUNE(R) (interferon gamma-1b) for the treatment of infections in CGD and several additional indications (non-cancer dermatological diseases; infectious diseases; infections in osteopetrosis; pulmonary fibrosis; and asthma) in the United States. The parties also entered into a Supply Agreement under which Genentech will manufacture and supply interferon gamma, in bulk product or finished product form.

        The Company has formed a subsidiary corporation, InterMune Pharmaceuticals, Inc. to further develop and commercialize interferon gamma. Clinical studies are underway evaluating interferon gamma's role as a potential therapy for infections associated with osteopetrosis, for atypical mycobacterial infections, and as a treatment for multiple-drug resistant tuberculosis.

        Osteopetrosis. Osteopetrosis is a life-threatening, congenital disorder in which overgrowth of bony structures leads to blindness, deafness and increased susceptibility to infection. There are currently no effective treatments for this disease. InterMune is in discussions with the FDA about whether a BLA can be filed on existing data generated in the course of a physician-sponsored Phase II study, or whether the FDA would request results from the ongoing Phase III study. Depending on the outcome of those discussions, a BLA could be submitted as early as the third quarter of 1999.

        Multiple Drug-Resistant Tuberculosis. Results from a recent, open-label trial in five patients with severe, advanced mycobacterium tuberculosis (MDR-TB) showed that treatment with aerosolized interferon-gamma was well tolerated and provided encouraging results. An open-label pilot study, conducted under a physician-sponsored IND has been completed. A multi-center Phase II trial sponsored by the NIH is ongoing. InterMune anticipates initiating a Phase III trial in 1999.

        Other Potential Indications. In ongoing clinical studies conducted at the NIH, and in other preclinical studies, interferon gamma has shown preliminary results of efficacy for treatment of non-HIV immunocompromised patients with mycobacterial infection, and in the treatment of a wide range of fungal diseases.

        Early-stage clinical trials conducted by independent investigators in collaboration with Genentech showed preliminary results indicating that interferon gamma may be efficacious in the treatment of keloids, which are unsightly, painful, elevated scars resulting from collagen overproduction. The Company has concluded a Phase II clinical trial for the treatment of keloids, with inconclusive results, and the Company is not presently pursuing development of interferon gamma for dermatological indications. In addition, in August 1997, the Company announced results from a Phase III trial of interferon gamma for the treatment of atopic dermatitis that indicated that the product did not show an acceptable therapeutic response with respect to the primary clinical endpoint, and the Company suspended plans to submit a BLA for the treatment of atopic dermatitis.

COLLABORATIVE RELATIONSHIPS: RELAXIN

        As part of its business strategy, the Company has entered into and continues to explore strategic collaborative relationships (including licensing agreements) and consulting agreements with leading researchers and institutions working in its fields of interest, to complement its internal research efforts and provide access to technologies that may expand its existing portfolio.

        Genentech. In September 1993, Genentech and Connetics entered into a license agreement (the "September 1993 Agreement") pursuant to which Connetics obtained exclusive worldwide rights to relaxin (excluding reproductive indications and the territories of Japan, Korea and the Republic of China). The September 1993 Agreement was amended in July 1994 to modify the Company's right to sublicense the relaxin technology and to expand the Company's rights to include reproductive indications on a co-exclusive basis with Genentech. In April 1996, the Company acquired rights to Japan, Korea and the Republic of China from Genentech, thereby giving the Company worldwide rights to the technology. The September 1993 Agreement with its amendments is referred to as the "Genentech Relaxin License."

        Under the Genentech Relaxin License, Connetics also has rights to future developments regarding relaxin, and the Company is obligated to pay royalties on licensed product sales. In addition, Genentech received an equity position in the Company. The September 1993 Agreement also includes certain technology transfer, supply, and intellectual property provisions, and includes provisions requiring the Company to meet certain milestones and make payments for supplies. Failure to timely achieve designated milestones may result in termination of the Genentech Relaxin License by Genentech and a license on a non-exclusive basis to Genentech of relaxin technology developed by the Company.

        Florey Institute. The Genentech Relaxin License includes rights licensed to Genentech from the Howard Florey Institute of Experimental Physiology and Medicine in Melbourne, Australia (the "Florey Institute"). In January 1998, the Company negotiated an agreement with the Florey Institute that will provide for the Company to pay royalties directly to the Florey Institute (rather than through Genentech) and for such royalty payments to be restructured. Under the agreement, the Company would provide approximately $125,000 of annual research funding to the Florey Institute for a five-year period (which could terminate earlier upon the date of the first sale of a relaxin product by Connetics or its partner), and the Florey Institute would receive a royalty on Connetics' sales of relaxin products and a portion of revenues received from corporate partners.

        Medeva. In January 1999, Connetics entered into a development, commercialization and supply agreement for ConXn(R) with Medeva PLC of the United Kingdom. Under the terms of the agreement, Medeva will pay certain fees, development support and milestone payments. Medeva will be responsible for all development and commercialization activities in Europe and will pay royalties on sales in Europe. Medeva paid $8.0 million upon closing, including a $4.0 million development fee and a $4.0 million equity investment, and will pay up to $17.0 million of milestone payments based upon development progress in the U.S. and Europe, and $5 million for the development and approval of each indication in Europe in addition to scleroderma. In addition, Medeva will pay half of the U.S. development costs up to $1.0 million per quarter (for an estimated total of $10.0 million) and share U.S. co-promotion rights with Connetics for up to five years. Medeva will purchase relaxin materials from Connetics.

        Suntory. In April 1998, Connetics entered into a license agreement with Suntory Pharmaceuticals for the development and marketing of ConXn in Japan. Under the terms of the agreement, Suntory agreed to pay approximately $14 million in license fees and milestone payments. Suntory will be responsible for all development and commercialization expenses in Japan and will pay royalties on sales in Japan for the treatment of scleroderma. The deal included a $1.6 million license fee and future potential milestone payments based upon development progress in the U.S. and Japan. Suntory will purchase relaxin materials from Connetics. Connetics retained the rights to all other indications in Japan.

        Medical University of South Carolina (Christian Schwabe, Ph.D.). In April 1995, the Company entered into a Collaborative Research Agreement with the Medical University of South Carolina to establish a collaborative research program expanding upon an existing consulting relationship with Dr. Christian Schwabe in the area of relaxin research, including the biology, receptors, synthesis and activities of relaxin, the genes encoding relaxin, relaxin peptides, analogs and related compounds. The agreement provides funding for collaborative research, gives the Company access to future inventions and know-how, and obligates the Company to make certain royalty payments on sales of products covered by licensed patents. The Company declined to renew the Agreement in 1998 but continues to make payments in connection with the intellectual property rights.

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

        The Company's relaxin patent portfolio covers the composition of matter (proteins and DNA), analogs and closely related compositions, formulations, methods of manufacture and methods of treatment, including issued patents in the U.S, and various international equivalents and pending applications. The issued relaxin patents will expire at various times between 2003 and 2012. The Company's TCR vaccine patent portfolio also includes pending applications in the U.S., and corresponding international patents and applications, relating to compositions of matter (peptides, peptide analogs, peptide fragments, and antibodies), formulations, methods of treatment, diagnostic methods, and methods of preparing/isolating protective T cells, most of which expire in 2010, with one issued U.S. patent expiring in 2014. The Company's interferon gamma patent portfolio includes issued U.S. patents and other pending applications relating to the composition of matter, formulations and methods of treatment, which do not begin to expire until 2009.

        There has been increasing litigation in the biomedical, biotechnology and pharmaceutical industries with respect to the manufacture, use and sale of new therapeutic products that are the subject of conflicting patent rights. The validity and breadth of claims in biomedical/pharmaceutical/biotechnology patents involve complex factual and legal issues for which no consistent policy has emerged, and therefore are highly uncertain. Moreover, the patent laws of foreign countries differ from those of the U.S. and the degree of protection, if any, afforded by foreign patents may be different. In Europe, a third party appeal is pending from an opposition to a patent application concerning relaxin DNA; the original opposition was successfully defended by the Company's licensor. No assurance can be given that any of the Company's or its licensors' patent applications will issue as patents or that any such issued patents will provide competitive advantage to the Company or will not be successfully challenged or circumvented by its competitors. In addition, others may hold or receive patents or file patent applications that contain claims having a scope that covers products or processes made, used or sold by the Company. If any claims of third-party patents were upheld as valid and enforceable with respect to a product or process made, used or sold by the Company, Connetics could be prevented from practicing the subject matter claimed in such patents or could be required to obtain licenses or redesign its products or processes to avoid infringement and could be liable to pay damages. There can be no assurance that such licenses would be available or, if available, would be on commercially reasonable terms, or that the Company would be successful in any attempt to redesign its products or processes to avoid infringement.

        Connetics has been awarded a U.S. patent covering its proprietary TCR vaccine technology. The Company is aware that third parties have also obtained patents relating to TCR vaccines technology, including U.S. patents issued to Immune Response Corporation in 1997 and 1998. With regard to such patents as are known to the Company and its patent counsel, the Company believes such patents' claims would be found either invalid or not infringed if asserted against the Company's proposed TCR vaccines. The Company has filed an opposition to a European patent claiming compositions for use in treating multiple sclerosis, covering certain TCR V beta peptides disclosed for treating multiple sclerosis in the Company's own, earlier-filed application; another opposition has been filed against this patent by an independent party. The Company has been advised that a separate opposition has been filed to one of the Company's European patents. The Company is also aware of other pending third party patent applications which, if issued, might be asserted against the Company's TCR vaccines and products or processes as planned to be made, used or sold by the Company. Even if the Company's patent counsel render advice that the Company's products and processes do not infringe any valid claim under third party patents relating to the TCR vaccines technology, neither they nor the Company can assure that no third party will commence litigation to enforce such patents, or that the Company will not incur substantial expenses or that it will prevail in any patent litigation. A judgment adverse to the Company in any such patent interference, litigation or other proceeding could materially adversely affect the Company's business, financial condition and results of operations with respect to the TCR development program, and its expense may be substantial whether or not the Company is successful.

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

MARKETING AND SALES

        The Company's business strategy is to retain marketing rights for products in the areas of dermatology and rheumatology in the United States. The Company believes that a large, general sales and marketing infrastructure is not required to effectively and successfully maximize the commercial potential of products directed toward focused, specialty markets. The Company is targeting its initial commercial activities at dermatologists and rheumatologists, which can be served by a focused and specialized marketing organization. As of March 26, 1999, the Company had a marketing and sales operation comprising 47 people, of whom 40 are sales representatives. The Company expects to expand the sales force as it prepares to launch additional products. Outside the United States, the Company's strategy is to establish development, marketing and distribution agreements with pharmaceutical companies.

MANUFACTURING

        The Company currently has no manufacturing facilities for clinical or commercial production of any of its products, nor does the Company intend to develop such capabilities in the near future. The Company contracts with independent sources to manufacture its products, which enables the Company to focus on product and clinical development strengths, minimize fixed costs and capital expenditures, and gain access to advanced manufacturing process capabilities. TCR vaccines are manufactured for the Company by American Peptide Company and Multiple Peptide Systems. Ridaura is manufactured by SmithKline (in final finished package form) under an agreement with an initial term through December 2001. Luxiq and OLUX are currently manufactured for Connetics by CCL Pharmaceuticals. Interferon gamma is manufactured by Genentech and Parke-Davis.

        Relaxin has been manufactured for Connetics under contract with four outside vendors: BASF Bioresearch Corp. for fermentation, Scios, Inc. for purification, Chesapeake Biological Laboratory for filling and Tektagen, Inc. for testing. Effective December 1, 1998, the Company entered into a long-term agreement with Boehringer Ingelheim Austria GmbH (formerly Bender + Co. GmbH) for the scale-up and manufacture of relaxin for clinical and commercial uses.

        The Company's strategy is to continue to use manufacturing agreements for the production of its current and future products. If the Company were unable to contract for manufacturing capabilities on acceptable terms, the Company's ability to conduct preclinical and human clinical testing would be adversely affected, resulting in the delay of submission of products for regulatory approval and initiation of new development programs, which in turn could impair materially the Company's competitive position and the possibility of the Company achieving profitability. In addition, some materials used in the Company's products may be available only from sole suppliers. Although neither the Company nor its contract manufacturers has experienced difficulty acquiring materials for the manufacture of its products for clinical trials, no assurance can be given that interruptions in supplies will not occur in the future, which could have a material adverse effect on the Company's ability to manufacture its products.

COMPETITION

        The biopharmaceutical industry is highly competitive. Other products and therapies currently exist on the market or are under development that could compete directly with some of the products that the Company is marketing, or seeking to develop and market. The Company believes that there are numerous pharmaceutical and biotechnology companies and academic research groups throughout the world engaged in research and development efforts with respect to therapeutic products targeted at diseases or conditions addressed by the Company. Connetics believes that competitive factors in its industry include scientific and technological expertise, managerial competence in identifying and pursuing product in-licensing and acquisition opportunities, operational competence in developing, protecting, manufacturing and marketing products and obtaining timely regulatory agency approvals, and financial resources.

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

        There can be no assurance that the Company's products, even if successfully tested and developed, will be adopted by physicians over such other products, or that the Company's products will offer an economically feasible alternative to existing modes of therapy where they exist. In addition, a number of companies have received FDA approval in 1998 for new products and therapies to address diseases involving connective tissue, particularly in the field of rheumatoid arthritis, and the number of the Company's competitors in these markets could increase. It is uncertain what impact, if any, the introduction of new products will have on the Company's existing or future product revenues. The Company intends to compete on the basis of the effectiveness, quality and exclusivity of its products, combined with the effectiveness of its marketing and sales efforts. There can be no assurance that other products and therapies will not be developed that will either render the Company's proposed products obsolete or will have advantages outweighing those of the products and therapies that the Company is seeking to develop.

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

        Many of the Company's existing or potential competitors, particularly large pharmaceutical companies, have substantially greater financial, technical and human resources than the Company. In addition, many of these competitors have more collective experience than the Company in undertaking preclinical testing and human clinical trials of new pharmaceutical products and obtaining regulatory approvals for therapeutic products. Accordingly, the Company's competitors may succeed in obtaining FDA approval for products more rapidly than the Company. See "Government Regulation."

GOVERNMENT REGULATION

        FDA Regulation and Product Approval. The biotech industry is subject to regulation by the FDA under the Food Drug and Cosmetic Act and by similar agencies outside of the United States. It is expected that all of the Company's pharmaceutical products will require regulatory approval by governmental agencies prior to commercialization. In particular, human pharmaceutical therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures by the FDA in the United States and similar health authorities in foreign countries. Labeling and promotional activities are subject to scrutiny by the FDA. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such pharmaceutical products. Noncompliance with applicable requirements can result in, among other things, warning letters, fines, injunctions, penalties, recall or seizure of products, total or partial suspension of production, denial or withdrawal of approval, and criminal prosecution. Accordingly, ongoing regulation by governmental entities in the United States and other countries will be a significant factor in the production and marketing of any pharmaceutical products that the Company has or may develop. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations are time-consuming and require the expenditure of substantial resources.

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

        Clinical trials are normally done in various phases and generally take two to five years, but may take longer, to complete. The rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment may result in increased costs and delays, which could have a material adverse effect on the Company. "Phase I trials" generally involve administration of a product to a small number of persons to determine safety, tolerance and pharmacokinetic characteristics. "Phase I/II trials" generally involve administration of a product to a small number of persons who have the targeted disease to determine safety, tolerance and pharmacokinetic characteristics and/or to obtain preliminary evidence of efficacy. "Phase II trials" generally involve administration of a product to a limited number of patients with a particular disease to determine dosage, efficacy and safety. "Phase III trials" generally examine the clinical efficacy and safety in an expanded patient population at multiple clinical sites. At least one such trial is required (but usually two are required) for FDA approval to market a drug.

        After completion of clinical trials of a product, the Company will be required to file an NDA, if the product is classified as a new drug, or a BLA, if the product is classified as a biologic, and receive FDA approval before commercial marketing of the product. The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. NDAs and BLAs can take between one and two years to be reviewed by the FDA, and can take longer if significant questions arise during the review process. While recent legislative and regulatory initiatives have focused on the need to reduce FDA review and approval times, the ultimate impact of such initiatives on the Company's products cannot be certain. In addition, delays or rejections may be encountered based upon changes in FDA policy during the period of product development and FDA regulatory review of each submitted new drug application or biologic license application. Similar delays may also be encountered in other countries. There can be no assurance that even after such time and expenditures, regulatory approval will be obtained for any products developed by the Company. If regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which the product may be marketed.

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

        Third Party Reimbursement and Health Care Reform. The commercial success of the Company's products will be substantially dependent upon the availability of government or private third-party reimbursement for the use of such products. There can be no assurance that Medicare, Medicaid, health maintenance organizations and other third-party payers will authorize or otherwise budget such reimbursement. Such governmental and third party payers are increasingly challenging the prices charged for medical products and services. There can be no assurance that the Company's products, once marketed, will be viewed as cost-effective or that reimbursement will be available to consumers or will be sufficient to allow the Company's products to be marketed on a competitive basis. Furthermore, federal and state regulations govern or influence the reimbursement to health care providers of fees and capital equipment costs in connection with medical treatment of certain patients. The Company cannot predict the likelihood of passage of federal and state legislation related to health care reform or lowering pharmaceutical costs. To the extent that these or other proposals or reforms have a material adverse effect on the Company's ability to secure funding for its development or on the business, financial condition and profitability of other companies that are prospective collaborators for certain of the Company's product candidates, the Company's ability to develop or commercialize its product candidates may be adversely affected. In certain foreign markets pricing of prescription pharmaceuticals is already subject to government control. Continued significant changes in the U.S. or foreign health care systems could have a material adverse effect on the Company's business.

        Environmental Regulation. The Company's research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive materials. The Company is subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state, federal, and local laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any liability could exceed the resources of the Company. The Company could be required to incur significant costs to comply with environmental laws and regulations as its research activities are increased, and if that were to happen there can be no assurance that the Company's operations, business and future profitability will not be adversely affected.

INDUSTRY ADVISORS

        Connetics uses various advisors to provide expertise and critical review of its programs. For advice on and review of its current and long-term scientific planning, research and development, the Company has contracts with a number of distinguished scientists and clinicians with expertise in biologic processes and diseases that involve the connective tissues of the body. The list of scientific advisors includes the following individuals, all of whom are recognized as leading authorities in their fields:

Name                               Position
----                               --------
Edward P. Amento, M.D.             Consultant, Molecular Medicine Research, Inc.

Eugene A. Bauer, M.D.              Dean, Stanford University School of Medicine

Yueh-Hsiu Chien, Ph.D.             Assistant Professor, Stanford University School of Medicine

Arthur Z. Eisen, M.D               Professor, Washington University School of Medicine, Barnes
                                   Hospital

Philip C. Hanawalt, M.D.           Professor of Biological Sciences and Dermatology, Stanford
                                   University and Stanford University School of Medicine

Gerald T. Nepom, M.D., Ph.D.       Director, Virginia Mason Research Center Professor,
                                   University of Washington School of Medicine, Seattle

Brian Seed, Ph.D.                  Professor, Harvard Medical School
                                      (Massachusetts General Hospital)

        Each advisor has entered into an agreement with the Company covering the terms of his position. Each advisor provides services on an as-needed basis. Three of the advisors have entered into separate agreements with the Company covering additional consultation above and beyond their activities as advisors. Certain advisors hold options to purchase or have purchased Common Stock of the Company. In addition, scientific advisors receive a fee for attending any advisory board meeting and are reimbursed for out-of-pocket expenses incurred in attending each meeting. All of the scientific advisors are employed by institutions other than the Company and may have commitments to, or consulting or advisory agreements with, other entities that may limit their availability to the Company.

        For its preclinical and clinical development programs the Company has established relationships with several contract research organizations and practicing physicians.

PRODUCT LIABILITY AND INSURANCE

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

POTENTIAL EFFECTS OF GUARANTEE OF VALUE OF SHARES ISSUED TO GENENTECH

        Pursuant to the Genentech Gamma License, the Company issued Genentech 380,048 shares of common stock valued at $2.0 million in May 1998. Pursuant to a December 1998 amendment to the Genentech Gamma License, the total value of the shares issued to Genentech is required to be $4.0 million on or before December 15, 1999. The Company has the right to issue additional shares to Genentech at any time before December 15, 1999, in order to meet this obligation. If the future value of such shares is less than $4.0 million at December 15, 1999, and the Company has not yet issued additional shares to Genentech, the Company would have to either issue additional shares or pay cash to Genentech to make up the difference. In addition, pursuant to the Genentech Relaxin License, the Company is entitled to pay certain amounts in cash or equity at the Company's choice. A payment of $683,500, originally due in September 1998, has been extended to April 1, 1999, and it is the Company's current intention to issue stock to Genentech to cover that obligation.

        If the Company is required to issue additional shares to Genentech, that issuance will have a dilutive impact on the other stockholders of the Company. As a result, the market price of the Company's Common Stock could be adversely affected, and if the Company becomes profitable, the Company net income per share could be decreased in future periods.

IMPACT OF YEAR 2000

        Certain currently installed computer systems and software programs were written to accept only two digit entries in the date fields rather than four digit entries. In particular, some of the Company's older computer programs were written using two digits rather than four to define the applicable year and as a result, those computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates or they could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. As a result, during the next year, computer systems and/or software used by many companies, including Connetics, may need to be upgraded to comply with such "Year 2000" requirements. The Company presently believes that with modifications or replacement of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and upgrades are not made, or are not completed by the end of 1999, the Year 2000 Issue could have a material impact on the operations of the Company.

        In particular, if the Company does not complete any additional phases, the progress of the Company's research and development projects could be delayed. In addition, disruptions in the economy generally resulting from Year 2000 issues may also have a material adverse effect on the Company's results of operations, and the amount of potential liability and lost revenue cannot be reasonably estimated at this time. For more information on the Company's plans to address the Year 2000 issue, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Year 2000."

        The Company currently has no contingency plan in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in March 1999 and determine whether such a plan is necessary.

EMPLOYEES

        The Company is dependent on the principal members of its scientific and management staffs (including Thomas G. Wiggans, President and Chief Executive Officer), the loss of whose services might impede the achievement of development objectives. The Company does not maintain "key person" insurance on any of these individuals. In addition, the Company's potentially rapid growth and expansion into areas and activities requiring additional expertise, such as clinical trials, governmental approvals, manufacturing, sales and marketing, will increase burdens on the Company's management, operational and financial resources. These demands are expected to require an increase in management and scientific personnel and the development of additional expertise by existing management personnel. Recruiting and retaining management, operational personnel and qualified scientific personnel to perform research and development work in the future will be critical to the Company's success. Although the Company believes it will continue to be successful in attracting and retaining skilled and experienced management and operational and scientific personnel, there can be no assurance that the Company will be able to attract and retain such personnel on acceptable terms given the competition for such personnel among numerous pharmaceutical and biotechnology companies, universities and other institutions.

        As of December 31, 1998, the Company had 84 full-time employees. Of the full-time employees, 31 were engaged in, or directly support, the Company's research and development activities, and 48 were in general administrative and marketing and sales positions. InterMune had an additional five full-time employees at December 31, 1998. The Company and InterMune also use the services of various consultants. The Company considers relations with its employees to be good. None of the Company's employees is covered by a collective bargaining agreement.


ITEM 2.        PROPERTIES

        Connetics currently leases approximately 23,500 square feet of laboratory and office space at 3400 West Bayshore Road in Palo Alto, California. The Company leases this space under a master lease agreement that commenced in August 1996 and which will expire in July 1999 with a renewal option that, if exercised, would extend the term of the lease to the year 2001. The Company currently pays base monthly rent of $48,670 for this space and has the right to use this space for laboratory research and development, storage and distribution, offices, marketing and other related uses. Effective January 1, 1999, the Company leases an additional 13,464 square feet of office space at 3294 West Bayshore Road in Palo Alto, California. Beginning February 1, 1999, the Company will pay a base monthly rent for this space of approximately $16,605 for two months, and $24,908 for the next ten months, increasing to approximately $26,255 thereafter. In addition, through March 31, 1999, the Company leases approximately 3,100 square feet of office space at 2483 East Bayshore Road, in Palo Alto, California at a base monthly rent of $9,576. The Company does not intend to renew the East Bayshore lease. The Company believes that its existing facilities are adequate to meet its requirements for the near term and that additional space will be available on commercially reasonable terms if needed.


ITEM 3.        LEGAL PROCEEDINGS

        Connetics knows of no material litigation or proceeding pending or threatened to which the Company is, or may become, a party.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II


ITEM 5.        MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

        The Company's Common Stock is traded on the Nasdaq National Market under the symbol "CNCT." The following table sets forth for the periods indicated the low and high closing sale prices for the Company's Common Stock.

                                                1997                    1998
                                          ----------------        ---------------
                                           High       Low          High      Low
                                          -----      -----        ------    -----
           First Quarter                  $8.00      $6.63        $5.313    $3.00
           Second Quarter                 $7.88      $6.00        $6.00     $3.375
           Third Quarter                  $9.50      $3.50        $4.375    $2.75
           Fourth Quarter                 $4.25      $2.56        $5.875    $2.25

        On February 26, 1999, the last reported sale price of the Common Stock on the Nasdaq National Market was $9.125 per share. As of that date, there were approximately 215 stockholders of record of the Common Stock.

        The Company has never declared or paid cash dividends on its Common Stock. The Company currently intends to retain all available funds for use in its business, and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.        SELECTED FINANCIAL DATA

        The following selected consolidated financial data has been derived from the Company's audited consolidated financial statements. This historical data should be read in conjunction with the Company's consolidated Financial Statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of this Form 10-K.

(In thousands, except per share amounts)                                Years Ended December 31,
                                                        ---------------------------------------------------
                                                          1998       1997       1996       1995      1994
                                                        --------   --------   --------   --------   -------
Statement of Operations Data:
Revenues:
  Product revenues                                      $  7,473   $  6,803   $    428   $     --   $    --
  License revenues                                         1,648         --         --         --        --
                                                        --------   --------   --------   --------   -------
Total revenues                                             9,121      6,803        428         --        --

Operating costs and expenses:
   Cost of product revenues                                1,374      1,149         --         --        --
   License amortization                                    6,720      7,124        594
   Research and development                               11,446     17,162     13,161      8,271     6,436
   Selling, general and administrative                    11,680      8,966      5,434      2,113     1,317
   Charge for pre-FDA approved product rights              4,000         --         --         --        --
                                                        --------   --------   --------   --------   -------
Total operating costs and expenses                        35,220     34,401     19,189     10,384     7,753

Loss from operations                                     (26,099)   (27,598)   (18,761)   (10,384)   (7,753)

Gain on sale of license rights                                --        525         --         --        --
Interest income (expense), net                              (496)      (862)       247         12       (97)
                                                        --------   --------   --------   --------   -------
Net loss                                                $(26,595)  $(27,935)  $(18,514)  $(10,372)  $(7,850)
                                                        ========   ========   ========   ========   =======

Basic and diluted net loss per share(1)                 $  (1.61)  $  (2.69)  $  (2.71)  $  (2.34)       --
Shares used to calculate basic and diluted
   net loss per share(1)                                  16,533     10,412      6,825      4,434        --

Balance Sheet Data:
Cash, cash equivalents and short-term investments       $ 23,020   $ 14,346   $ 24,554   $  9,023   $ 1,287
Working capital                                           12,464      6,687     14,904      5,844      (979)
Total assets                                              31,394     31,068     47,922     11,796     2,901
Current portion of capital lease obligations,
   capital loans and long-term debt                          582      2,746      2,408      1,259       233
Current portion of notes payable and other liabilities     6,822      2,884         --         --        --
Non-current portion of capital lease obligations,
   capital loans and long-term debt                        4,002        649      3,062      4,933       829
Other long-term liabilities and notes payable(2)           3,781      9,666     10,858      3,467     2,643
Redeemable convertible preferred stock                        --        600      2,000         --        --
Total stockholders' equity (net capital deficiency)       12,452     10,809     21,800         63    (2,919)


-----------------------------

(1) Earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) and Staff Accounting Bulletin No. 98 ("SAB 98"). See Notes 1 and 13 of Notes to Consolidated Financial Statements.

(2) See Note 5 of Notes to Consolidated Financial Statements for a description of the Company's other long-term liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes filed with this Report.

OVERVIEW

        The Company acquires, develops and markets products in the areas of rheumatology and dermatology. The Company acquired the U.S. and Canadian rights to Ridaura(R) (auranofin), a treatment for rheumatoid arthritis, from SmithKline Beecham Corporation and related entities ("SmithKline") in December 1996, and in December 1997 the Company re-sold its Canadian rights to Ridaura. In March 1999, the Company received marketing clearance from the U.S. Food and Drug Administration ("FDA") to sell Luxiq(TM) (betamethasone valerate) Foam, 0.12%, for the treatment of scalp dermatoses. The Company's products under development include OLUX(TM) (clobetasol propionate 0.05%) for the treatment of severe scalp dermatoses; ConXn(R) (relaxin) for the treatment of scleroderma, infertility and organ fibrosis; interferon gamma for the treatment of certain congenital, infectious and other diseases; and T-cell receptor ("TCR") peptide vaccines for the treatment of multiple sclerosis and rheumatoid arthritis. There can be no assurance that any of the Company's potential products will be successfully developed, receive the necessary regulatory approvals or be successfully commercialized.

        The Company has financed its operations primarily through the sale and issuance of equity securities. Additional cash has been received in connection with product revenue, license agreements and certain credit financing arrangements. In January 1999, the Company entered into a collaborative arrangement with a corporate partner whereby the Company was paid $4.0 million in cash and received $4.0 million in equity investment upon closing of the agreement, and will receive future payments based on milestones and development activities (see Note 15 of Notes to Consolidated Financial Statements). To date, while a majority of expenditures have been for research and development activities, the Company has also increased its sales and marketing expenditures due to the promotion efforts of Ridaura. The Company has incurred operating losses since its inception and had an accumulated deficit of $92.5 million at December 31, 1998. The Company will require additional funds to continue the development of its products and to fund operating losses that are expected for the next few years. Ridaura is the only product the Company currently has on the market.

RESULTS OF OPERATIONS

        The Company's product revenues, derived from the sales of Ridaura, were $7.5 million, $6.8 million and $0.4 million for the years ended December 31, 1998, 1997 and 1996, respectively. In December 1997, the Company sold the Canadian rights to Ridaura to Pharmascience, Inc., a Canadian corporation ("Pharmascience"). Revenue on a pro forma basis to reflect the disposition of Ridaura rights in Canada for the year 1997 was $6.5 million. The $0.7 million ($1.0 million on a pro forma basis) increase in revenue in 1998 over 1997 was the result of increased promotional efforts by the Company's sales and marketing organization and a product price increase. The Company had no revenue for the first eleven months in 1996 as all of its products were in the development stage. The $6.4 million increase in revenue in 1997 over 1996 was the result of having one full year of Ridaura sales. Although revenue from Ridaura increased from 1997 to 1998, there can be no assurance that the Company will be able to market and sell Ridaura successfully or that Ridaura revenues will equal or exceed those achieved in 1997 and 1998. In particular, increased competition from new products to treat rheumatoid arthritis could impact Ridaura sales and, as a result, the Company's financial condition and results of operations could be materially and adversely affected.

        In connection with an agreement with Suntory Pharmaceuticals, a division of Suntory Limited of Osaka Japan, for ConXn for the treatment of scleroderma, the Company also recorded $1.6 million in licensing revenue in 1998.

        Pursuant to agreements between SmithKline and the Company, SmithKline will manufacture and supply Ridaura in final package form through December 2001. SmithKline also managed distribution of the product, with no additional consideration, through December 1997, at which time CORD Logistics, Inc. ("CORD") began managing customer orders and distribution of Ridaura. The Company's distribution costs are currently estimated to be approximately three percent of net revenue.

        The Company's cost of product sales includes the cost of Ridaura purchases from SmithKline, a percentage royalty based on product sales, and distribution costs from CORD. For the years ending December 31, 1998 and 1997, the Company recorded $1.4 million and $1.1 million in cost of product sales, and $6.7 million and $7.1 million in amortization expense associated with the acquisition of product rights to Ridaura, respectively. The Company determined the useful life of the asset to be three years based on information regarding products in the Company's development pipeline, competitive products, the off-patent position of Ridaura and expected future revenues from Ridaura sales. The increase of $0.3 million in product cost in 1998 over 1997 was the direct result of increased unit sales and the decrease of $0.4 million in amortization expense was the result of the Company's sale of its Canadian rights to Ridaura in 1997. No product costs were recorded for 1996 as the Company was still in development stage without any revenue generating product and there was no cost associated with the Ridaura revenue the Company recognized in December 1996.

        Research and development expenses were $11.4 million, $17.2 million and $13.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. The $5.8 million decrease in research and development expenses in 1998 over 1997 was primarily due to lower clinical trial activity. In 1998, the Company's clinical trial activities consisted of an open label trial of ConXn for the treatment of scleroderma, a Phase II clinical trial of interferon gamma for the treatment of keloids, a Phase III clinical trial of OLUX and contract manufacturing scale-up expenses associated with Luxiq. The $4.0 million increase in research and development expenses in 1997 over 1996 was primarily due to the Phase III clinical trial of interferon gamma for the treatment of atopic dermatitis, the Phase II clinical trial of ConXn for the treatment of scleroderma, the Phase III clinical trial of Luxiq for the treatment of scalp psoriasis, the Phase I/II clinical trial of TCR peptide vaccines for the treatment of multiple sclerosis and the Phase II clinical trial of interferon gamma for the treatment of keloids, all of which commenced after June 1996.

Research and development expenses are expected to increase in future periods due to the initiation of an expected pivotal trial of ConXn for the treatment of scleroderma, commencement of relaxin manufacturing scale-up activities, anticipated clinical trials of interferon gamma for the treatment of osteopetrosis, multiple drug resistant tuberculosis and other indications, and possible acquisition and development of new technologies and products.

        Selling, general and administrative expenses were $11.7 million, $9.0 million and $5.4 million for the years ended December 31, 1998, 1997 and 1996, respectively. The increase of $2.7 million in expenses from 1998 over 1997 was primarily due to increased activities of an established sales and marketing organization including the hiring of additional sales staff in the third quarter and costs associated with the promotion and marketing of Ridaura, increases in business development expenses, and the hiring of additional personnel in the general and administrative functions. The increase of $3.6 million in expenses from 1997 over 1996 was primarily due to the establishment of a new sales and marketing organization, costs associated with re-launching Ridaura, increases in personnel in the general and administrative functions, and legal expenses associated with operating as a public company. Selling, general and administrative expenses are expected to continue to increase primarily due to further staffing up of the sales organization, costs associated with marketing Ridaura and potential commercialization of additional products.

        Pursuant to the interferon gamma license agreement with Genentech in May 1998 (see Note 5 of Notes to Consolidated Financial Statements), the Company recorded a $4.0 million non-cash license fee charge in 1998. The Company determined that the realizability of the license is largely uncertain as it relates to a pre-FDA approved product and is dependent on additional research and development of interferon gamma, and as a result, has expensed the full purchase amount. There were no license fee charges in 1997 or 1996.

        In December 1997, the Company entered into an agreement with Pharmascience, whereby the Company sold its Canadian rights to Ridaura for a net consideration of $1.3 million. The book value of the Canadian rights to Ridaura at December 31, 1997 was approximately $775,000 and accordingly, the Company recognized a gain of $525,000 from the transaction. The Company had no similar transactions in 1998 or 1996.

        Interest income was $0.8 million, $0.9 million and $1.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. The decrease in interest income in 1998 over 1997 was due to lower average cash and investment balance resulting from cash used in operations, debt obligations and approximately $3.6 million principal and interest payments to SmithKline for rights to Ridaura, offset in part by two private placements that raised a total of $22.7 million. The decrease in interest income in 1997 over 1996 was also the result of lower cash and investment balances due to increases in operating expenses and a $3.0 million payment to SmithKline for rights to Ridaura. Interest earned in the future will depend on the Company's funding cycles and prevailing interest rates. Interest expense was $1.3 million, $1.7 million and $0.9 million for the years ended December 31, 1998, 1997 and 1996, respectively. The decrease of $0.4 million in interest expense in 1998 from 1997 was due to lower imputed interest expense ($519,000 in 1998 compared to $830,000 in 1997) attributable to a non-interest bearing $11.0 million promissory note payable to SmithKline as partial consideration for the rights to Ridaura, and lower interest expense associated with lower balances outstanding for obligations under capital leases, loans and notes payable. The decrease was offset in part by approximately $471,000 in accrued interest payable pursuant to the amended repayment terms of the SmithKline note (see Note 5 of Notes to Consolidated Financial Statements). The increase of $0.8 million in interest expense in 1997 over 1996 was due to imputed interest expense of $1.1 million attributable to the non-interest bearing $11.0 million promissory note payable to SmithKline, offset in part by lower interest expense associated with lower balances outstanding for obligations under capital leases and loans, and notes payable.

        The Company incurred net losses of $26.6 million, $27.9 million and $18.5 million for the years ended December 31, 1998, 1997 and 1996, respectively. Other than the $4.0 million licensing charge in connection with the license of interferon gamma (discussed above), the decrease of $1.3 million in net losses in 1998 from 1997 was primarily due to a decrease of approximately $5.8 million in development activities, lower amortization costs due to the sale of Canadian rights to Ridaura, lower interest expense and an additional $1.6 million in licensing revenue in connection with the agreement with Suntory Pharmaceuticals for ConXn. These decreases were offset in part by higher selling, general and administrative expenses. The increase of $9.4 million in net loss in 1997 over 1996 was primarily due to a higher level of product development activities and Ridaura-related sales and marketing expenses, amortization costs and imputed interest expenses, offset in part by revenues generated from the sale of Ridaura. The Company expects to incur additional losses over the next few years and losses are expected to fluctuate from period to period based on timing of product revenues, clinical material purchases, possible acquisitions of new products and technologies, scale-up activities and clinical activities.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations to date primarily through private sales of equity securities, proceeds from its initial public offering in February 1996 and six self-managed financings, two in 1996, two in 1997 and two in 1998. At December 31, 1998, cash, cash equivalents and short-term investments totaled $23.0 million, an increase of $8.7 million from $14.3 million at December 31, 1997. In 1998, the Company has generated cash of $24.2 million through private sales of the Company's common stock ($22.7 million) and an up-front license fee payment from Suntory Limited ($1.5 million, net of international withholding tax). In January 1999, the Company received a $4.0 million up-front development fee and $4.0 million in equity investment from a collaborative arrangement with a corporate partner (see Note 15 of Notes to Consolidated Financial Statements).

        Cash used in operations in 1998 was $12.0 million compared with $23.6 million in 1997 and $10.4 million in 1996. The 1998 net loss was affected by a number of charges that did not use cash, including a $4.0 million charge for the write-off of technology licensed in exchange for common stock, $6.7 million of amortization expense and $0.5 million of imputed interest expense associated with the acquisition of Ridaura. Cash outflow for the year was primarily for operating activities and approximately $3.6 million in principal and interest payments to SmithKline. The 1997 net loss was also affected by a number of charges that did not use cash, including $7.1 million of amortization expense and $1.1 million imputed interest expense associated with the acquisition of Ridaura that were offset in part by a $0.5 million gain recognized from the sale of Ridaura Canadian rights. In addition, the increase in net loss of $9.4 million from 1997 over 1996 was due to higher expenses associated with clinical trials and sales and marketing activities. The cash outflow from operations also included a $3.0 million payment to SmithKline for rights to Ridaura in January 1997, offset by $4.8 million cash generated from Ridaura product sales (net of product costs). Other than non-cash depreciation and deferred compensation expenses, cash outflow in 1996 was primarily for operating activities. Receivables at December 31, 1998 were $0.5 million as compared with $1.5 million for the same period in 1997, attributable to a shorter collection cycle as product sales in 1998 are made direct to wholesalers with payment terms of 2% discount if paid in 30 days. In 1997, the Company's sole customer was SmithKline, which in turn distributed Ridaura under a Transitional Services Agreement with the Company. Payment terms under this arrangement were on a quarterly basis.

        Investing activities, other than changes in the Company's short-term investments, consumed $0.5 million in cash during 1998, compared with $0.6 million during 1997 and $3.5 million during 1996. Cash outlays in 1998 included $176,000 for equipment expenditures required for operations and $308,000 for fulfillment of obligations under the equity and asset purchase agreements with SmithKline (see Note 5 of Notes to Consolidated Financial Statements). Cash outlays in 1997 included a $1.0 million payment to SmithKline and equipment and leasehold improvements expenditures of $0.9 million due to headcount growth, offset in part by $1.3 million cash generated from the sale of the Canadian rights to Ridaura. Cash outlays in 1996 included a $3.0 million up-front payment to SmithKline for the acquisition of Ridaura rights and $0.5 million in capital expenditures.

        Cash proceeds from financing activities in 1998 were $21.1 million compared with $13.9 million in 1997 and $29.4 million in 1996. The Company raised $22.7 million through private sales of its common stock and $4.0 million in a bank loan in 1998. In 1997, the Company generated $16.1 million cash primarily from sales of its common stock compared with $32.6 million cash generated primarily from its initial public offering and a private financing in 1996. The Company also financed $0.3 million of its equipment expenditures through a capital loan arrangement in 1997 and 1996. Cash proceeds in 1998, 1997 and 1996 were offset by $2.8 million, $2.5 million and $1.2 million in payments on obligations under capital leases and loans, respectively, and principal payments of $3.2 million to SmithKline in 1998.

        Working capital increased by $5.8 million to $12.5 million at December 31, 1998 from $6.7 million at December 31, 1997. The increase was primarily due to a higher cash balance as a result of the $22.7 million raised by the Company through equity sales and $4.0 million bank loan, offset by the reclassification of the note payable due to SmithKline in 1999 from long term to current liabilities. In April 1998, the Company restructured its payment obligations under the promissory note to SmithKline such that the note previously to be fully paid by January 1999 is now due throughout 1999 and to be fully paid by April 2000 (see Note 5 of Notes to Consolidated Financial Statements). The decrease of working capital to $6.7 million at December 31, 1997 from $14.9 million at December 31, 1996 was the result of lower cash, cash equivalents and short-term investments, the reclassification of long-term capital loans, debt and note payable to current liabilities, offset in part by lower accounts payable, lower accrued expenses and a higher receivable balance. The decrease in accounts payable and accrued process development expenses of $3.3 million was partially due to payments of $3.0 to SmithKline and $0.7 million for interferon gamma material associated with the Phase III clinical trial.

        At December 31, 1998, the Company had an aggregate of $15.2 million in future obligations of principal payments under capital leases, loans, long-term debt and other obligations, of which $7.4 million is to be paid before December 31, 1999.

        The Company has an equity line agreement with an investor that may potentially provide the Company access to capital through sales of its common stock. The three-year equity line became available on June 26, 1998. During the three year term, if the stock meets certain volume restrictions and trades above $10.00, then up to $500,000 would be drawn against the equity line approximately every three months in exchange for the sale of stock at an approximate minimum price of $10.00 (see Note 6 of Notes to Consolidated Financial Statements).

        The Company believes that its existing cash and cash equivalents, short-term investments, cash generated from Ridaura revenues, and financings, including cash received through the collaborative arrangements with a corporate partner in January 1999, will be sufficient to fund the Company's operating expenses, debt obligations and capital requirements through early 2000. The Company's future capital uses and requirements depend on numerous factors, including the progress of its research and development programs, the progress of clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, and enforcing patent claims and other intellectual property rights, competing technological and market developments, the ability of the Company to establish other collaborative arrangements, the level of product revenues, the possible acquisition of new products and technologies, and the development of commercialization activities. Therefore such capital uses and requirements may increase in future periods. As a result, the Company will require additional funds prior to reaching profitability and may attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. Other than the equity line agreement discussed above, the Company currently has no commitments for any additional financings, and there can be no assurance that additional funding will be available for the Company to finance its ongoing operations on acceptable terms, if at all. The inability to obtain sufficient funds could require the Company to delay, scale back or eliminate some or all of its research and product development programs, to limit the marketing of its products or to license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop and market itself.

IMPACT OF YEAR 2000

        Many computer systems and software applications were not designed to handle dates beyond the year 1999, and therefore will need to be modified prior to year 2000 in order to remain functional. As for many other companies, the year 2000 issue poses a potential risk for Connetics and as a result, computer systems and/or software used by many companies, including Connetics, may need to be upgraded to comply with such "Year 2000" requirements.

        The Company has completed an assessment of its core business information systems and related business processes used in its operations, most of which are provided by outside suppliers. To date the Company has completed testing and upgrading of approximately 74% of its information technology systems and expects to have all remaining systems upgraded by March 31, 1999. The Company is approximately 67% complete with the testing and upgrading of its operating equipment and expects the process to be fully completed by June 30, 1999. The Company has on-line access to its third party distribution service system that includes customer orders, billing, shipping and inventory management. This vendor has made its distribution system Year 2000 compliant, and the Company converted to the compliant system in November, 1998.

        The Company's reliance on key suppliers, and therefore on the proper functioning of their information systems and software, is increasing, and there can be no assurance that another company's failure to address year 2000 issues might not have an adverse effect on the Company. The Company has initiated formal communications with each of its significant suppliers and customers to determine the extent of its vulnerability to those third parties' failure to remediate their own Year 2000 issues. The Company has requested that third party vendors represent their products and services to be Year 2000 compliant and that they have a program to test for Year 2000 compliance. However, the response of those third parties is beyond the Company's control.

        Management of the Company is in the process of evaluating the need for contingency plans with respect to Year 2000 requirements. The necessity of any contingency plan must be evaluated on a case-by-case basis and will vary considerably in nature depending on the Year 2000 issue it may need to address. However, there can be no assurance that the Company may be able to solve all potential Year 2000 issues, and if the Company fails to correct a material Year 2000 problem, its normal business activities and operations could be interrupted. Such interruptions could have a material adverse affect on the Company's results of operations, liquidity and financial condition. To date, Year 2000 costs are not considered by the Company to be material to its financial condition. The Company has incurred and expensed approximately $15,500 and currently estimates that, in order to complete Year 2000 compliance, the Company will be required to incur total expenditures of approximately $50,000.

FORWARD-LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. This report contains statements that are "forward-looking." All statements that express expectations, beliefs, intentions or future strategies, including possible development or future market launching of therapeutic products; ability to raise funds to finance ongoing operations; possible acquisition of new products and technologies; and "Year 2000" compliance efforts, are forward-looking statements within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass.

        Factors that may affect forward-looking statements. A wide range of factors could materially affect future developments and performance, including the following:

o The Company is at an early stage of development and is subject to uncertainties associated with product development and market acceptance. Several of the Company's products are in clinical and preclinical development or are pending approval by the FDA, and no revenues were generated from products until December 1996. There can be no assurance that products under development will be safe and effective, approved by the FDA, produced in commercial quantities at reasonable costs or will gain satisfactory market acceptance.

o The Company has a limited operating history and is subject to the uncertainties and risks associated with any new business. The Company has experienced operating losses every year since its incorporation and expects to incur additional losses over the next few years. Losses are expected to fluctuate from period to period based on timing of product revenues, clinical material purchases, possible acquisitions of new products and technologies, scale-up activities and clinical activities. The time for the Company to reach profitability is uncertain and there can be no assurance that the Company will ever be able to generate revenue from its products now under development or achieve profitability on a sustained basis.

o There are risks related to the management of the marketing and sales of the Company's products. The Company's success depends in part on its ability to effectively manage the distribution of its products and to market and sell its products successfully. Future revenues from sales are uncertain as the Company is subject to patent risks and competition from new products.

o The Company's future capital uses and requirements depend on numerous factors, including costs associated with the research, development, clinical testing and obtaining regulatory approvals of products in its pipeline; enforcing patent claims and intellectual property rights; acquisition of new products and technologies; commercialization activities and the ability to establish collaborative arrangements. Such requirements may increase in the future and the Company may attempt to raise additional funds through equity or debt financings, collaborative arrangements or from other sources. Future financings could have a dilutive effect on the Company's stockholders.

o A key element of the Company's strategy is to in-license or acquire additional marketed or late-stage development products, which involve risks. A portion of the funds needed to acquire, develop and market any new products may come from the Company's existing cash which will result in fewer resources available to its current products and clinical programs. There can be no assurance that the Company will be able to raise additional funding to finance such acquisitions. In addition, the Company may have to recruit additional qualified employees to manage the development, marketing, sale and distribution of newly acquired products. There can be no assurance that newly acquired products will achieve the marketing or therapeutic success expected of them by the Company, industry analysts or others at the time of acquisition.

o Clinical trials are inherently unpredictable and there can be no assurance that the Company will be able to commence any future trials, successfully complete them once started, meet development schedules or obtain product approval by the FDA on a timely basis if at all. The Company has limited experience in conducting preclinical and clinical trials, and delays in planned patient enrollment may result in increased costs and delays, which could have a material adverse effect on the Company's results of operations.

o The Company's success will depend in part on its ability to preserve its trade secrets, to operate without infringing the proprietary rights of third parties, and to obtain patent protection for its products and processes. Products or processes made, used or sold by the Company may be covered by patents held by third parties that could prevent the Company from practicing the subject matter, require it to obtain licenses or redesign its products or processes to avoid infringement. The patent positions can be highly uncertain and involve complex legal and factual questions. Accordingly, the breadth of such claims cannot be predicted. Patent disputes are frequent and the Company could in the future be involved in material patent litigation.

o The Company's products for research, preclinical testing and sale have been supplied by collaborators and contract manufacturing companies. The Company currently has no manufacturing facilities nor does it intend to develop such capabilities in the near future. The failure of any of the Company's contract manufacturers to provide products for clinical testing or to manufacture products on a commercial scale on a timely basis will have a material adverse effect on the Company's results of operations.

        This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has supply contracts with Boehringer Ingelheim Austria GmbH (for a product under research and development) and CCL Pharmaceuticals Ltd. in the U.K. (for a product to be marketed in 1999). As payments under these contracts are payable in local currency, the Company's financial results could be affected by changes in foreign currency exchange rates. The Company has a bank loan that is sensitive to movement in interest rates. Interest income from the Company's investments is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of its investments are in short-term instruments. Due to the nature of its short-term investments, the Company has concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Financial Statements are filed as part of this Report:

                                                                                PAGE
                                                                                ----
        Report of Ernst & Young LLP, Independent Auditors.....................   33
        Consolidated Balance Sheets...........................................   34
        Consolidated Statements of Operations.................................   35
        Consolidated Statement of Stockholders' Equity........................   36
        Consolidated Statements of Cash Flows.................................   37
        Notes to Consolidated Financial Statements............................   38

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Connetics Corporation

        We have audited the accompanying consolidated balance sheets of Connetics Corporation as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the consolidated financial position of Connetics Corporation at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                            ERNST & YOUNG LLP


Palo Alto, California
January 13, 1999

                              CONNETICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                         YEARS ENDED DECEMBER 31,
                                                                                         ------------------------
                                                                                            1998          1997
                                                                                          ---------     --------
                                        ASSETS
Current assets:
  Cash and cash equivalents                                                               $  14,708     $  8,452
  Short-term investments                                                                      8,312        5,894
  Accounts receivable, net                                                                      485        1,527
  Other current assets                                                                          118          158
                                                                                          ---------     --------
          Total current assets                                                               23,623       16,031

Property and equipment, net                                                                   1,128        1,663
Notes receivable from related parties                                                           379          333
Deposits and other assets                                                                       104          160
Licensed assets and product rights                                                            6,160       12,881
                                                                                          ---------     --------
                                                                                          $  31,394     $ 31,068
                                                                                          =========     ========


                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                        $   1,229     $  1,492
  Accrued liabilities                                                                           879        1,100
  Accrued process development expenses                                                          644          586
  Accrued payroll and related expenses                                                        1,003          536
  Current portion of notes payable and other liabilities                                      6,822        2,884
  Current portion of capital lease obligations, capital loans and long-term debt                582        2,746
                                                                                          ---------     --------
          Total current liabilities                                                          11,159        9,344

Non-current portion of capital lease obligations, capital loans and long-term debt            4,002          649
Other long-term liabilities                                                                   3,781        9,666
Redeemable convertible preferred stock, Series A                                                 --          600

Commitments
Stockholders' equity:
  Preferred stock, $0.001 par value:
     5,000,000 shares authorized; redeemable convertible preferred stock, Series A, shares issued and outstanding:  none in 1998 and 60 in 1997; and preferred stock,
     none issued or outstanding in 1998 and 1997                                                 --           --
  Common stock, $0.001 par value, and additional paid-in capital:
     50,000,000 shares authorized; shares issued and outstanding: 20,577,067 in 1998
     and 13,244,164 in 1997                                                                 105,285       77,518
  Notes receivable from stockholders                                                            (65)         (75)
  Deferred compensation, net                                                                   (302)        (763)
  Accumulated deficit                                                                       (92,469)     (65,873)
  Accumulated other comprehensive income                                                          3            2
                                                                                          ---------     --------
            Total stockholders' equity                                                       12,452       10,809
                                                                                          ---------     --------
                                                                                          $  31,394     $ 31,068
                                                                                          =========     ========


          See accompanying Notes to Consolidated Financial Statements.

                              CONNETICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                  YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------------
                                                           1998             1997             1996
                                                       ------------     ------------     -----------
Revenues:
   Product                                             $      7,473     $      6,803     $       428
   License                                                    1,648               --
                                                       ------------     ------------     -----------
Total revenues                                                9,121            6,803             428

Operating costs and expenses:
  Cost of product revenues                                    1,374            1,149              --
  License amortization                                        6,720            7,124             594
  Research and development                                   11,446           17,162          13,161
  Selling, general and administrative                        11,680            8,966           5,434
  Charge for pre-FDA approved product rights                  4,000               --              --
                                                       ------------     ------------     -----------
Total operating costs and expenses                           35,220           34,401          19,189

Loss from operations                                        (26,099)         (27,598)        (18,761)

Interest income                                                 808              860           1,190
Gain on sale of license rights                                   --              525              --
Interest expense                                             (1,304)          (1,722)           (943)
                                                       ------------     ------------     -----------
Net loss                                               $    (26,595)    $    (27,935)    $   (18,514)
                                                       ============     ============     ===========

Basic and diluted net loss per share                   $      (1.61)    $      (2.69)    $     (2.71)
Shares used to calculate basic and diluted net loss
  per share                                              16,532,544       10,412,039       6,824,668


          See accompanying Notes to Consolidated Financial Statements.

                              CONNETICS CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                             CONVERTIBLE         COMMON STOCK AND
                                                                           PREFERRED STOCK ADDITIONAL PAID IN CAPITAL   NOTES
                                                                           SHARES   AMOUNT   SHARES        AMOUNT     RECEIVABLE
                                                                           ------   ------  --------     ---------    ----------
Balances at December 31, 1995                                               3,965   $  4         909      $ 21,426     $   (134)
Issuance of common stock at IPO, net                                           --     --       2,500        24,521           --
Conversion of preferred stock into common stock at IPO                     (3,965)    (4)      3,965             4           --
Common stock issued under stock option and purchase plans                      --     --          63           118           --
Issuance of common stock warrants                                              --     --          10            --           --
Common stock issued pursuant to private placement, net                         --     --         972         5,930           --
Common stock issued to SmithKline for asset purchase                           --     --         638         9,000           --
Payment of notes receivable                                                    --     --          --            --           59
Deferred compensation from stock incentive program, net of amortization        --     --          --             8           --
Comprehensive loss:
   Net loss                                                                    --     --          --            --           --
   Unrealized loss on investments                                              --     --          --            --           --

Comprehensive loss                                                             --     --          --            --           --
                                                                           ------     --    --------     ---------     --------
Balances at December 31, 1996                                                  --     --       9,057        61,007          (75)
                                                                           ------     --    --------     ---------     --------
Common stock issued under stock option and purchase plans                      --     --         185           187           --
Common stock issued pursuant to private placements, net                        --     --       3,560        15,894           --
Conversion of Series A preferred stock and accrued dividends                   --     --         442         1,521           --
Amendment to guaranteed market value of common                                 --     --          --        (1,000)          --
    stock issued to SmithKline
Deferred compensation from stock incentive program, net of amortization        --     --          --           (91)          --
Comprehensive loss:
   Net loss                                                                    --     --          --            --           --
   Unrealized loss on investments                                              --     --          --            --           --

Comprehensive loss                                                             --     --          --            --           --
                                                                           ------     --    --------     ---------     --------
Balances at December 31, 1997                                                  --     --      13,244        77,518          (75)
                                                                           ------     --    --------     ---------     --------
Common stock issued under stock option and purchase plans                      --     --         337           513           --
Conversion of Series A preferred stock and accrued dividends                   --     --         251           604           --
Common stock issued pursuant to private placements, net                        --     --       5,330        22,671           --
Issuance of common stock and amendment to guaranteed market value
    of  common stock issued to SmithKline                                      --     --       1,038          (308)          --
Common stock issued pursuant to license agreements                             --     --         382         4,010           --
Payment of notes receivable and repurchase of common stock                     --     --          (5)          (14)          10
Deferred compensation from stock incentive program, net of amortization        --     --          --           291           --
Comprehensive loss:
   Net loss                                                                    --     --          --            --           --
   Unrealized gain on investments                                              --     --          --            --           --

Comprehensive loss                                                             --     --          --            --           --
                                                                           ------     --    --------     ---------     --------
Balances at December 31, 1998                                                  --     --      20,577     $ 105,285     $    (65)
                                                                           ======     ==    ========     =========     ========

                                                                                                       ACCUMULATED
                                                                                                          OTHER
                                                                            DEFERRED     ACCUMULATED  COMPREHENSIVE
                                                                          COMPENSATION     DEFICIT     INCOME(LOSS)       TOTAL
                                                                          ------------   -----------  -------------     --------
Balances at December 31, 1995                                                $(1,933)      $(19,300)      $     --      $     63
Issuance of common stock at IPO, net                                              --             --             --        24,521
Conversion of preferred stock into common stock at IPO                            --             --             --            --
Common stock issued under stock option and purchase plans                         --             --             --           118
Issuance of common stock warrants                                                 --             --             --            --
Common stock issued pursuant to private placement, net                            --             --             --         5,930
Common stock issued to SmithKline for asset purchase                              --             --             --         9,000
Payment of notes receivable                                                       --             --             --            59
Deferred compensation from stock incentive program, net of amortization          618             --             --           626
Comprehensive loss:
   Net loss                                                                       --        (18,514)            --       (18,514)
   Unrealized loss on investments                                                 --             --             (3)           (3)
                                                                                                                         --------
Comprehensive loss                                                                --             --             --       (18,517)
                                                                             -------       --------       --------      --------
Balances at December 31, 1996                                                 (1,315)       (37,814)            (3)       21,800
                                                                             -------       --------       --------      --------
Common stock issued under stock option and purchase plans                         --             --             --           187
Common stock issued pursuant to private placements, net                           --             --             --        15,894
Conversion of Series A preferred stock and accrued dividends                      --           (124)            --         1,397
Amendment to guaranteed market value of common                                    --             --             --        (1,000)
    stock issued to SmithKline
Deferred compensation from stock incentive program, net of amortization          552             --             --           461
Comprehensive loss:
   Net loss                                                                       --        (27,935)            --       (27,935)
   Unrealized gain on investments                                                 --             --              5             5
                                                                                                                         --------
Comprehensive loss                                                                --             --             --       (27,930)
                                                                             -------       --------       --------      --------
Balances at December 31, 1997                                                   (763)       (65,873)             2        10,809
                                                                             -------       --------       --------      --------
Common stock issued under stock option and purchase plans                         --             --             --           513
Conversion of Series A preferred stock and accrued dividends                      --             (1)            --           603
Common stock issued pursuant to private placements, net                           --             --             --        22,671
Issuance of common stock and amendment to guaranteed market value
    of  common stock issued to SmithKline                                         --             --             --          (308)
Common stock issued pursuant to license agreements                                --             --             --         4,010
Payment of notes receivable and repurchase of common stock                        --             --             --            (4)
Deferred compensation from stock incentive program, net of amortization          461             --             --           752
Comprehensive loss:
   Net loss                                                                       --        (26,595)            --       (26,595)
   Unrealized gain on investments                                                 --             --              1             1
                                                                                                                         --------
Comprehensive loss                                                                --             --             --       (26,594)
                                                                             -------       --------       --------      --------
Balances at December 31, 1998                                                $  (302)      $(92,469)      $      3      $ 12,452
                                                                             =======       ========       ========      ========

          See accompanying Notes to Consolidated Financial Statements

                              CONNETICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                         YEARS ENDED DECEMBER 31,
                                                                                    --------------------------------
                                                                                      1998        1997        1996
                                                                                    --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                            $(26,595)   $(27,935)   $(18,514)
Adjustments to reconcile net loss to net cash used by operating activities:
  Depreciation and amortization                                                        7,488       7,911       1,237
  Technology acquired in exchange for note payable and other
     long-term liability                                                               4,010          --          --
  Amortization of deferred compensation                                                  752         461         626
  Accrued interest on notes payable                                                      519       1,107          --
  Gain on sale of Canadian rights to Ridaura                                              --        (525)         --
  Changes in assets and liabilities:
    Accounts receivable                                                                1,042      (1,099)       (428)
    Current and other assets                                                              18         (17)        690
    Accounts payable                                                                    (263)     (2,687)      3,738
    Accrued liabilities                                                                1,038        (809)      2,203
                                                                                    --------    --------    --------
Net cash used by operating activities                                                (11,991)    (23,593)    (10,448)
                                                                                    --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term investments                                                  (10,969)    (12,152)    (21,650)
Sales and maturities of short-term investments                                         8,552      16,263      11,648
Capital expenditures                                                                    (176)       (865)       (461)
Sale of Canadian rights to Ridaura                                                        --       1,300          --
Payment for licensed assets and product rights                                          (308)     (1,000)     (3,000)
                                                                                    --------    --------    --------
Net cash (used in) provided by investing activities                                   (2,901)      3,546     (13,463)
                                                                                    --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) from bank loans                                                    4,000          --          --
Payment of notes payable                                                              (3,200)         --      (2,205)
Proceeds from capital loans and long-term debt                                            --         333         323
Payments on obligations under capital leases and capital loans                        (2,836)     (2,470)     (1,244)
Proceeds from issuance of redeemable preferred stock                                      --          --       2,000
Proceeds from issuance of preferred and common stock, net                             23,184      16,081      30,569
                                                                                    --------    --------    --------
Net cash provided by financing activities                                             21,148      13,944      29,443
                                                                                    --------    --------    --------
Net change in cash and cash equivalents                                                6,256      (6,103)      5,532
Cash and cash equivalents at beginning of period                                       8,452      14,555       9,023
                                                                                    --------    --------    --------
Cash and cash equivalents at end of period                                          $ 14,708    $  8,452    $ 14,555
                                                                                    ========    ========    ========

SUPPLEMENTARY INFORMATION:
Interest paid                                                                       $    698    $    615    $  1,062

INVESTING AND FINANCING ACTIVITIES:
Assets acquired under capital leases                                                $     --    $     --    $    199
Deferred compensation related to stock options, purchase rights and purchase plan   $    387    $     --    $    145
Issuance of common stock for licensed assets and product rights                     $  4,010    $     --    $  9,000
Issuance of note payable for  licensed assets and product rights                    $     --    $     --    $  9,375
Preferred dividends on redeemable preferred stock, series A                         $      1    $    124    $     --
Conversion of redeemable preferred stock, series A and preferred dividend
  into common stock                                                                 $    604    $  1,521    $     --


                 See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization

        Connetics Corporation (the "Company") was incorporated in the State of Delaware on February 8, 1993. In May 1997, the Company's stockholders approved a change of the Company's name from "Connective Therapeutics, Inc." to "Connetics Corporation." References in this section to historical results include the Company's results when it was known as "Connective Therapeutics, Inc." From its inception the Company has principally been involved in research and development of therapeutics for diseases that involve connective tissues of the body, obtaining financing, recruiting personnel, securing operating facilities, and pursuing business development opportunities. In December 1996, the Company acquired exclusive U.S. and Canadian rights to Ridaura(R), a disease modifying anti-rheumatic drug, from SmithKline Beecham Corporation and related entities ("SmithKline"). Ridaura is the first product the Company commercialized and it signified the beginning of the Company's transition from purely product development to a revenue based sales and marketing company. In December 1997, the Company submitted a New Drug Application (an "NDA") with the FDA to market Luxiq(TM) (a foam formulation of the dermatologic drug, betamethasone valerate) in North America. In 1998, the Company formed a wholly-owned subsidiary corporation, InterMune Pharmaceuticals, Inc., to further develop and market certain patent rights and know-how to interferon gamma in the United States through an exclusive license from Genentech, Inc. (see Note 5). As of December 31, 1998, the Company had no products from its development programs available for sale. There can be no assurance that any of the Company's potential products will be successfully developed, receive the necessary regulatory approvals or be successfully commercialized. Accordingly, the Company's ability to continue its research and development activities is dependent upon the ability of management to obtain substantial additional financing.

        Liquidity and Financial Viability

        In the course of its development activities, the Company has sustained continuing operating losses and expects such losses to continue for the next few years. The Company's future capital uses and requirements depend on numerous factors, including the progress of its research and development programs, the progress of clinical and advanced-stage clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, and enforcing patent claims and other intellectual property rights, competing technological and market developments, the ability of the Company to establish collaborative arrangements, the level of product revenues, the possible acquisition of new products and technologies, and the development of commercialization activities. Therefore, such capital uses and requirements may increase in future periods. As a result, the Company will require substantial additional funds prior to reaching profitability and plans to continue to finance its operating activities with a combination of stock sales, payments from corporate partnering arrangements, product revenue, bank loans and/or debt financing. The inability to obtain sufficient funds may require the

Company to delay, scale back or eliminate some or all of its research and product development programs, limit the marketing of its products, or license to third parties the rights to commercialize products or technologies that the Company would otherwise seek to develop and market itself.

        Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary corporation, InterMune Pharmaceuticals, Inc. Material intercompany balances and transactions have been eliminated.

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

        Fair Value of Financial Instruments

        The carrying amount of cash, cash equivalents and short-term investments, accounts receivable, notes receivable from related parties, current liabilities, notes payable, and long-term lease obligations, loans and debt are considered to be representative of their respective fair values.

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

        Revenue Recognition

        Revenues from product sales are recognized upon shipment, net of allowances for estimated returns, rebates and chargebacks. The Company is obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. The Company has not experienced significant returns of expired product since its acquisition of U.S. and Canadian rights to Ridaura in December 1996. License revenue under collaborative agreements is recognized when earned under the terms of the agreement and when performance obligations have been met and related payments are receivable and non-refundable.

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

        Net Loss Per Share

        In fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). This statement requires the presentation of basic and diluted net income or loss per share. Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average of common and diluted equivalent shares outstanding during the period. All historical earnings per share amounts have been restated to conform to the provisions of this statement (see Note 13).

        Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Disclosure about Segments of an Enterprise and Related Information

        Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective beginning in the Company's year ended December 31, 1998. The Company operates solely in one segment, the development and commercialization of therapeutics for diseases that involve connective tissues of the body, and therefore there is no impact to the Company's financial statements of adopting SFAS 131. For the year ended December 31, 1998, all of the Company's sales were to customers in the United States. For the year ended December 31, 1997, sales to customers outside the United States (principally in Canada) were $353,000.

2.      CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The following is a summary of available-for-sale investments (in thousands):


                                                                December 31, 1998
                                                   --------------------------------------------
                                                                 Gross      Gross
                                                   Amortized  Unrealized  Unrealized  Estimated
                                                      Costs      Gains       Loss     Fair Value
                                                   ---------  ----------  ----------  ----------
    Corporate bonds                                 $  4,017       $ 3       $ (3)     $  4,017
    Commercial paper                                  15,638         3         --        15,641
    Certificate of deposits                              520        --         --           520
    Money market funds                                   391        --         --           391
                                                    --------       ---       ----      --------
          Total                                       20,566         6         (3)       20,569
    Less amount classified as cash equivalents       (12,255)       (2)        --       (12,257)
                                                    --------       ---       ----      --------
    Total short-term investments                    $  8,311       $ 4       $ (3)     $  8,312
                                                    ========       ===       ====      ========


                                                                December 31, 1997
                                                   --------------------------------------------
                                                                 Gross      Gross
                                                   Amortized  Unrealized  Unrealized  Estimated
                                                      Costs      Gains       Loss     Fair Value
                                                   ---------  ----------  ----------  ----------
    Corporate bonds                                 $  3,824       $ 1       $--       $  3,825
    Commercial paper                                   1,947        --         --         1,947
    Certificate of deposits                            2,068         1         --         2,069
    Money market funds                                 3,582        --         --         3,582
                                                    --------       ---       ----      --------
          Total                                       11,421         2         --        11,423
    Less amount classified as cash equivalents        (5,529)       --         --        (5,529)
                                                    --------       ---       ----      --------
          Total short-term investments              $  5,892       $ 2       $--       $  5,894
                                                    ========       ===       ====      ========

        The net unrealized holding gain (loss) on available-for-sale investments included as a separate component of stockholders' equity at December 31, 1998 and 1997 totaled $1,000 and $2,000, respectively. The gross realized gains on sales of available-for-sale investments for the years ended December 31, 1998 and 1997 totaled $398,000 and $442,000, respectively, and gross realized losses for the same periods totaled $53,000 and $78,000, respectively. Realized gains and losses were calculated based on the specific identification method.

3.      PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (in thousands):

                                                             December 31,
                                                        ---------------------
                                                          1998          1997
                                                        -------       -------
    Laboratory equipment                                $ 1,889       $ 1,779
    Computer equipment                                      546           501
    Furniture and fixtures                                  417           397
    Leasehold improvements                                  730           729
                                                        -------       -------
                                                          3,582         3,406
    Less accumulated depreciation and amortization       (2,454)       (1,743)
                                                        -------       -------
    Property and equipment, net                         $ 1,128       $ 1,663
                                                        =======       =======

        Property and equipment includes assets under capitalized leases at December 31, 1998 and 1997 of approximately $1,005,000. Accumulated amortization related to leased assets was approximately $945,000 and $831,000 at December 31, 1998 and 1997, respectively. There were no new capitalized leases for the year ended December 31, 1998.

4.      NOTES RECEIVABLE FROM RELATED PARTIES

        At December 31, 1998 and 1997, the Company held notes receivable from officers of the Company totaling $379,000 and $333,000, respectively. These notes, which bear interest at rates ranging from 5.5% to 8.5% annually, are collateralized by certain personal assets of the officers and are generally due and payable within three to five years.

5.      RESEARCH AND LICENSE AGREEMENTS

        Product Rights

        In December 1996, the Company entered into an agreement with SmithKline under which the Company acquired exclusive United States and Canadian rights to Ridaura, a disease modifying antirheumatic drug. That agreement was amended on November 13, 1997, December 18, 1997, and April 29, 1998. The agreement, together with its amendments, is referred to as the "SKB Agreement." Under the SKB Agreement, the Company paid $3.0 million in cash in January 1997, issued a non-interest bearing $11.0 million promissory note payable due in two installments ($6.0 million and $5.0 million in January 1998 and January 1999, respectively), issued 637,733 shares of common stock with a guaranteed value of $9.0 million at December 31, 1997, and is obligated to pay up to $6.0 million in royalty payments based on future product sales, for a potential aggregate consideration of up to $29.0 million. The $11.0 million promissory note was discounted at inception using an imputed interest rate of 11% and total imputed interest expense attributable to these payments is $1.6 million. The original amount of the discounted note, $9.4 million, has been included in current and other long-term liabilities with imputed interest being amortized over the original term of the note. The Company determined the useful life of this asset to be three years and has recorded amortization expense of $6.7 million, $7.1 million and $0.6 million for the years ended December 31, 1998, 1997 and 1996, respectively. Accumulated amortization at December 31, 1998 and 1997 were $14.4 million and $7.7 million, respectively. In December 1997, the Company sold its Canadian rights to Ridaura to Pharmascience, Inc., a Canadian corporation ("Pharmascience"), for a net consideration of $1.3 million. The original total purchase price of $21.4 million that has been capitalized was adjusted by the book value of the Canadian rights of approximately $775,000 to $20.6 million.

        The SKB Agreement allows the Company to defer the principal payments of $11.0 million (originally due in January 1998 and January 1999 as discussed above) to SmithKline as follows:

        Due Date             Amount                   Due Date             Amount
        --------             ------                   --------             -------
        April 1, 1998        $1,000,000               April 1, 1999        $  800,000
        July 1, 1998         $1,100,000               July 1, 1999         $  800,000
        October 1, 1998      $1,100,000               October 1, 1999      $  700,000
        January 4, 1999      $2,500,000               January 3, 2000      $1,500,000
                                                      April 1, 2000        $1,500,000

        The Company is required to pay interest at prime rate plus 2% per year on the principal amount outstanding of $5.7 million from January 1, 1998 through January 4, 1999, and interest at prime rate plus 3% per year on the principal amount outstanding of $5.3 million from January 5, 1999 through April 1, 2000. The Company paid SmithKline $3.6 million in principal and interest in 1998 and $2.6 million in principal and interest on January 4, 1999. As of December 31, 1998, the Company has classified principal and accrued interest on this note of $4.9 million in the current portion of notes payable and other liabilities and $3.0 million in other long-term liabilities.

        Pursuant to the SKB Agreement as amended, the guaranteed value of the common stock was revised from $9.0 million to $8.0 million based on the fair market value of the Company's common stock on April 1, 1998, with a maximum of 1,675,512 shares to be issued in total. In consideration of the amendment, the Company paid SmithKline $1.0 million on December 31, 1997. As of April 1, 1998, the aggregate fair market value of the shares previously issued under the agreement was less than $8.0 million and, as a result, the Company issued 1,037,779 shares of its common stock and additional cash consideration of approximately $308,000 to SmithKline in fulfillment of the Company's obligation to issue equity to SmithKline under the SKB Agreement.

        Under a related Supply Agreement, SmithKline will manufacture and supply Ridaura, in final package form, to the Company for an initial term through December 2001. Under the Supply Agreement with Pharmascience, the Company, through its relationship with SmithKline or other future vendors, will supply Ridaura exclusively in Canada to Pharmascience.

        License Agreements

        In September 1993, the Company entered into an agreement with Genentech, Inc. ("Genentech"), which was subsequently amended in July 1994, for an exclusive right to make, use and sell certain products arising from recombinant human relaxin ("relaxin") in a defined field and territory in exchange for Series A preferred stock that was issued in September 1994. The Company charged the value of the preferred stock to research and development expense in 1993. In addition, the Company charged $684,000 to expense in 1994 for the purchase of research materials and payment of technology transfer costs under the agreement. This amount, payable in the form of cash or equity, was originally due on September 30, 1998, but by letter agreement dated September 22, 1998, was amended to be due on April 1, 1999, and has been included in the current portion of notes payable and other liabilities. The Company is required to pay interest on the amount outstanding at an annual rate of 7.5% and will also pay to Genentech royalties on sales of products arising from relaxin, if any. In April 1996, the Company acquired worldwide rights to relaxin from Genentech.

        In June 1996, the Company entered into an exclusive License Agreement with Soltec Research Pty Ltd. ("Soltec"), to develop and market a foam formulation of the dermatologic drug, betamethasone valerate, in North America. Under the terms of the Agreement, the Company will pay $75,000, of which $35,000 was paid in 1996, $22,500 was paid in January 1998, and the balance upon FDA approval, in licensing fees to the Soltec (based on certain milestones) plus royalties on future sales of products, if any, arising from the licensed technology. The Company also has an exclusive option on Soltec's foam formulation for the delivery of other compounds.

        In December 1995, the Company entered into a license agreement with Genentech to acquire exclusive development and marketing rights to interferon gamma in the United States for dermatologic indications. In May 1998, Genentech and the Company amended the agreement in its entirety, entering into a new license agreement that granted the Company an exclusive license under certain patent rights and know-how to ACTIMMUNE(R) (interferon gamma) for the treatment of chronic granulomatous disease ("CGD") and several additional indications (non-cancer dermatological diseases, infectious diseases, osteopetrosis, pulmonary fibrosis and asthma) in the United States. Under the terms of the agreement, the Company issued Genentech 380,048 shares of its common stock valued at $2.0 million at the time of closing with a guaranteed value of $4.0 million at the second closing date, originally set as December 28, 1998. In the event that the value of the initial shares issued is less than $4.0 million, the Company will either issue additional shares or pay cash to Genentech. On December 28, 1998, the Company amended the second closing date to any time on or before December 15, 1999. The Company will also be required to pay Genentech certain development and commercialization milestones and royalties on sales. The parties also entered into a Supply Agreement under which Genentech will manufacture and supply interferon gamma, in bulk product or finished product, with a termination date on the earlier of May 5, 2001 or the date on which a third party manufacturer, approved by the parties, enters into a supply agreement with the Company. Because the realizability of the license is largely uncertain as it relates to a pre-FDA approved product and is dependent on additional research and development related to interferon gamma, the Company recorded a $4.0 million non-cash license fee charge.

        Agreement with Xoma

        In June 1994, the Company entered into a Technology Acquisition Agreement with Xoma Corporation to purchase all rights to TCR vaccines technology and for the exclusive right to make, use and sell certain products pursuant to a sublicense agreement in exchange for the issuance of two promissory notes totaling $2.2 million which were repaid in February 1996. In addition to this note, the Company has accrued additional consideration of $500,000 (included in other long-term liabilities), which is payable by the Company upon the earlier of the achievement of commencement of Phase III clinical trials for a product involving the licensed technology, or six years from the date of the agreement. An additional $1,000,000 will be payable by the Company upon FDA approval of a product involving the licensed technology, and including royalties based on future product sales. However, while the results of pilot clinical studies using TCR vaccines for the treatment of rheumatoid arthritis and multiple sclerosis were encouraging, the Company has suspended most of its activity in 1998 with respect to TCR, to permit it to focus its resources on products closer to market. The Company is evaluating its options, and intends to reach a decision regarding the TCR program before the due date of the additional $500,000.

        Development, Commercialization and Supply Agreement

        In April 1998, the Company entered into a development, commercialization and supply agreement with Suntory Pharmaceuticals, a division of Suntory Limited of Osaka, Japan, for ConXn(R) for the treatment of scleroderma. Under the terms of the agreement, Suntory will pay approximately $14.0 million in license fees and milestone payments to the Company, be responsible for all development and commercialization expenses in Japan, and pay royalties on sales in Japan for the treatment of scleroderma. The Company has retained rights to all other indications in Japan for ConXn. Suntory will purchase relaxin materials from the Company and make milestone payments based upon development progress in the United States and Japan. On April 30, 1998, Suntory paid an up-front license fee of $1.5 million (net of $165,000 international withholding tax) to the Company.

6.      FINANCING ARRANGEMENTS

        Long-Term Debt

        On December 21, 1995, the Company entered into a term Loan and Security Agreement (the "First Term Loan") with a bank consortium (the "Lenders") under which the Company borrowed $5.0 million at the interest rate of 13% per year. In connection with the First Term Loan, the Company issued a warrant to purchase 73,071 shares of Common Stock at an exercise price of $5.78 per share, exercisable at any time through December 2002. In conjunction with the First Term Loan, the Company granted the Lenders a first security interest in its corporate assets. At December 31, 1998, the loan was paid in full.

        On September 24, 1998, the Company entered into a term Loan and Security Agreement (the "Second Term Loan") with a bank (the "Lender"), which was modified on December 22, 1998, under which the Company borrowed $4.0 million. The Second Term Loan bears interest at prime rate plus 1.25% with interest only payments for the first twelve months (through September 23, 1999), and to be repaid thereafter in forty-eight (48) equal monthly installments of principal plus accrued interest. On the first anniversary of the loan, the Company has the right to elect whether the aggregate Second Term Loan outstanding will bear interest at (i) a floating rate equal to prime rate plus 1.25% or (ii) a fixed rate equal to 4.5 percentage points above the yield of the 48 month Treasury Bill (fixed at the time of election). In conjunction with the Second Term Loan, the Company granted the Lender a first priority security interest in its presently existing intellectual property collateral, as defined in the loan documents. Covenants governing the Second Term Loan require the maintenance of certain financial ratios, and if the Company does not meet the covenants during the loan period, a restricted cash pledge must be made against 100% of the outstanding loan balance.

        Structured Equity Line Flexible Financing

        On December 2, 1996, the Company entered into a Structured Equity Line Flexible Financing Agreement (the "Equity Line") with Kepler Capital LLC ("Kepler") that allows the Company to access up to $25 million through sales of its Common Stock. The Equity Line, originally to be made available on or before December 1, 1997, became available on June 26, 1998 and will remain open until June 2001. During any 90-day period within the three year term, if the Company's stock meets certain volume restrictions and trades above $10.00, then up to $500,000 would be drawn against the Equity Line in exchange for the sale of stock at an approximate minimum price of $10.00. The purchase price will be subject to a maximum discount of 15%. As a commitment fee to Kepler for keeping the equity line available, the Company has issued a warrant to purchase 250,000 shares of Common Stock (see Note 11). To date, the Company has not drawn down any amount against the Equity Line.

7.      CAPITAL LEASE OBLIGATIONS AND CAPITAL LOANS

        The Company has capital lease and capital loan credit lines outstanding totaling $1,364,000 at December 31, 1998. Under the terms of a master lease agreement, ownership of the leased equipment reverts to the Company at the end of the lease term.

        As of December 31, 1998, future minimum lease payments under capital leases and principal payments on capital loans are as follows:


                                                                  CAPITAL      CAPITAL
                                                                  LEASES        LOANS
                                                                  -------      -------
                                                                     (IN THOUSANDS)
    Year ending December 31:
      1999.....................................................     $ 79        $225
      2000.....................................................       54         168
      2001.....................................................       39          --
      Thereafter ..............................................       --          --
                                                                    ----        ----
    Total minimum lease and principal payments, respectively...      172        $393
    Less amount representing interest .........................       22
                                                                    ----
    Present value of future payments ..........................      150
    Less current portion of capital lease obligations .........       66
                                                                    ----
    Non-current portion of capital lease obligations ..........     $ 84
                                                                    ====


        The obligations under the capital leases and loans are secured by the leasehold improvements and equipment financed, bear interest at fixed rates of approximately 8% to 19% and are payable in monthly installments through September 2001.

8.      OPERATING LEASES

        The Company leases two facilities under non-cancelable operating leases, which expire in July 1999, with an option to extend the term of the lease for one additional period of two years, and in March 1999, respectively. The Company does not intend to extend the term of the lease expiring in March 1999. In November 1998, the Company entered into a non-cancelable operating lease on a third facility with a lease commencement date of January 1, 1999 and expiration date of January 31, 2002. The future minimum rental payments under the leases are as follows (in thousands):

    Years ending December 31:
    1999 .........................................................    $  627
    2000 .........................................................       314
    2001 .........................................................       315
    2002 .........................................................        26
                                                                      ------
                                                                      $1,282
                                                                      ======

        The Company recognizes rent expenses on a straight-line basis over the term of each lease. Rent expense under operating leases was approximately $687,000, $639,000 and $425,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

9.      NOTES RECEIVABLE FROM STOCKHOLDERS

        At December 31, 1998 and 1997, the Company held $65,000 and $75,000, respectively, in notes receivable from certain stockholders for the purchase of the Company's common stock. These notes bear interest at rates ranging from 6% to 7% annually and are secured by the shares of common stock held by the borrowers. The notes are due and payable, together with any unpaid interest, no later than either the fourth or fifth anniversary of the note, or, for certain of these notes, within 30 days of termination of employment with the Company. In June 1998, one note was paid in full including accrued interest.

10.     REDEEMABLE CONVERTIBLE PREFERRED STOCK

        In December 1996, the Company issued 200 shares of 7% Series A Redeemable Convertible Preferred Stock ("Series A Redeemable Preferred Stock"), par value $0.001 per share, in a Regulation S offering at a per share price of $10,000 with a mandatory redemption date of December 4, 1999. The Series A Redeemable Preferred Stock had provisions for dividends and principal to be converted into common stock according to a formula. As of January 31, 1998, all 200 shares of Series A Redeemable Preferred Stock plus accrued dividends of $125,000 had been converted to 693,393 shares of common stock with a value of $2,125,000.

11.     STOCKHOLDERS' EQUITY

        The Company is authorized to issue two classes of shares, common stock (Common Stock) and preferred stock (Preferred Stock), each with par value of $0.001 per share. Prior to the Company's initial public offering, two series of Preferred Stock, Series A and B were issued.

In connection with the initial public offering of the Company's common stock in February 1996, each previously outstanding share of preferred stock (an aggregate of 3,965,137 shares) was converted into one share of common stock and all previously authorized preferred stock was eliminated. The Company's Certificate of Incorporation was restated to delete all references to Series A and B of Preferred Stock, and to authorize a new class of 5,000,000 shares of Preferred Stock.

        Warrants

        In July 1995, the Company issued warrants to purchase 18,395 shares of Series B Preferred Stock at an exercise price of $4.89 per share pursuant to a capital lease and capital loan agreement. Each such warrant was converted into a warrant for the purchase of one share of common stock and such warrants are exercisable any time through July 2002.

        In connection with a Master Bridge Loan Agreement with certain stockholders of the Company in December 1995, the Company issued warrants that expire in December 2000 to purchase a total of 22,727 shares of common stock at an exercise price of $11.00 per share. Also in December 1995, in connection with a loan and security agreement with a bank consortium, the Company issued warrants, which expire in December 2002, to purchase 73,071 shares of common stock at an exercise price of $5.78 per share.

        In conjunction with the Company's issuance of 200 shares of Series A Redeemable Preferred Stock in December 1996 (see Note 10), warrants were issued that allow the holders to purchase up to 20,000 shares of the Company's common stock at an exercise price of $7.43 per share, with an expiration date of December 4, 2001.

        In conjunction with the Equity Line (see Note 6), the Company issued a warrant on January 2, 1997 to purchase 250,000 shares of common stock at an exercise price of $8.25 per share. The warrant is exercisable over a period of 5 years from date of issuance. On each of the first, second and third anniversaries of the beginning of the commitment period, the Company will issue an additional five-year warrant exercisable for a number of shares based on the amount of equity line still available to the Company.

        In conjunction with the Company's issuance of 1,810,000 shares in May 1997 to certain private investors, warrants were issued to purchase 905,000 shares of the Company's common stock at an exercise price of $9.08 per share. These warrants will expire May 15, 2001.

        In January 1998, the Company issued a warrant to a third party to purchase 6,000 shares of common stock at an exercise price of $6.00 per share as partial compensation for services rendered to the Company in connection with a private placement of the Company's Common Stock on December 15, 1997.

        Common Stock

        The Company has the right to repurchase, at the original issue price per share, certain shares of common stock issued to employees, consultants, investors and founders. This right generally expires ratably over a period of time not greater than five years, in accordance with terms determined by the Board of Directors. At December 31, 1998 and 1997, outstanding shares of 389 and 36,202, respectively, were subject to repurchase at an original issue price of $0.45 per share, including shares issued pursuant to stock purchase rights under the 1994 Stock Plan (see Note 12).

        Dividend Restrictions

        The Company's loan agreement with a bank lender prohibits the Company from declaring or paying a dividend without the bank's prior written consent.

        Common Shares Reserved for Future Issuance

        The Company has reserved shares of common stock as follows:

                                                          DECEMBER 31,
                                                   -------------------------
                                                     1998            1997
                                                   ---------       ---------
    1994 Stock Plan ........................       2,150,495       1,706,467
    1995 Employee Stock Purchase Plan ......         289,538          46,147
    1995 Directors Stock Option Plan .......         250,000         150,000
    1998 Supplemental Stock Plan ...........         500,000              --
    Non-plan stock options outstanding .....          38,863          38,863
    Common stock warrants ..................       1,295,193       1,289,193
                                                   ---------       ---------
                                                   4,524,089       3,230,670
                                                   =========       =========

12.     STOCK PLANS

        1994 Stock Plan

        The Company's 1994 Stock Plan (the "Plan") authorizes the Company's Board of Directors (the "Board") to grant incentive stock options, non-statutory stock options, and stock purchase rights for up to 2,600,000 shares of common stock.

        The options under this Plan expire no later than ten years from the date of grant. The exercise price of the incentive stock options, non-statutory stock options and options granted to 10% shareholders shall be at least 100%, 85%, and 110%, respectively, of the fair value of the stock subject to the option on the grant date. The price for shares purchased pursuant to stock purchase rights by 10% shareholders shall be at least 100% of the fair market value of the stock on the date of grant.

        The options generally become exercisable at such times as determined by the Board, but in no event at a rate of less than 20% per year for a period of five (5) years from date of grant. Shares granted under the Plan pursuant to stock purchase rights are generally subject to repurchase by the Company at the original issue price per share. The Company's right to repurchase these shares generally expires ratably over a period of time not greater than five years.

        1995 Director Stock Option Plan

        The 1995 Director Stock Option Plan (the "Directors' Plan") was adopted by the Board in December 1995. A total of 250,000 shares of Common Stock have been reserved for issuance under the Directors' Plan. The Directors' Plan provides for the grant of non-statutory stock options to non-employee directors of the Company.

        The Directors' Plan provides that each person who first becomes a non-employee director of the Company shall be granted a non-statutory stock option to purchase 30,000 shares of Common Stock (the "First Option") on the date on which the optionee first becomes a non-employee director of the Company. Thereafter, on the date of each annual meeting of the Company's stockholders, each non-employee director shall be granted an additional option to purchase 7,500 shares of Common Stock (a "Subsequent Option") if, on such date, he or she has served on the Board for at least six months.

        The Directors' Plan provides that the First Option shall become exercisable in installments as to 25% of the total number of shares subject to the First Option on each of the first, second, third and fourth anniversaries of the date of grant of the First Option; each Subsequent Option shall become exercisable in full on the first anniversary of the date of grant of that Subsequent Option. The exercise price of all stock options granted under the Directors' Plan shall be equal to the fair market value of a share of the Company's Common Stock on the date of grant of the option. Options granted under the Directors' Plan have a term of ten years. At December 31, 1998, 165,000 shares had been granted under the Directors' Plan and outstanding at a weighted average price of $6.07, with 85,000 shares available for future grants.

        1998 Supplemental Stock Plan

        On November 5, 1998, the Board approved a new 1998 Supplemental Stock Plan (the "Supplemental Plan") that provides the Board the authority to grant non-statutory stock options to employees and consultants for up to 500,000 shares of common stock. Officers and directors of the Company are not eligible for grants under the Supplemental Plan.

        The options under this Plan expire no later than ten years from the date of grant. The exercise price of the non-statutory stock options shall be at least 100% of the fair value of the stock subject to the option on the grant date. The options generally become exercisable at such times as determined by the Board, but in no event at a rate of less than 20% per year for a period of five (5) years from date of grant.

        Non-Plan Stock Options

        The Company may from time to time grant options outside one of its qualified plans ("Non Plan Stock Options"). As of December 31, 1998, a total of 64,612 Non Plan Stock Options were granted. At December 31, 1998, 38,863 shares were outstanding at a weighted average price of $4.74 per share.

        Activity under the Plan, the Directors' Plan, Supplemental Stock Plan and Non-Plan Stock Options is summarized as follows:

                                                        OUTSTANDING OPTIONS
                                           -----------------------------------------
                                              SHARES                       WEIGHTED
                                           AVAILABLE FOR    NUMBER OF     AVG. PRICE
                                               GRANT          SHARES      PER SHARE
                                           -------------    ---------     ----------
Balance, December 31, 1995 ...........        297,841         956,102      $   0.71
  Additional shares authorized .......        300,989              --            --
  Options granted ....................       (196,540)        196,540      $   8.76
  Options exercised ..................             --         (62,302)     $   0.45
  Shares repurchased .................         10,717              --      $   0.45
  Options canceled ...................         57,154         (57,154)     $   0.45
                                              -------       ---------
Balance, December 31, 1996 ...........        470,161       1,033,186      $   2.04
  Additional shares authorized .......        500,000              --            --
  Options granted ....................       (865,023)        904,635      $   6.15
  Options exercised ..................             --        (147,629)     $   0.67
  Shares repurchased .................             --              --            --
  Options canceled ...................         58,349         (58,349)     $   4.64
                                              -------       ---------
Balance, December 31, 1997 ...........        163,487       1,731,843      $   4.33
  Additional shares authorized .......      1,225,000              --            --
  Options granted ....................     (1,033,000)      1,033,000      $   3.68
  Options exercised ..................             --        (185,328)     $   0.80
  Shares repurchased .................          4,356              --      $   0.44
  Options canceled ...................        247,135        (247,135)     $   5.27
                                              -------       ---------
Balance, December 31, 1998 ...........        606,978       2,332,380      $   4.22
                                              =======       =========

        The following table summarizes information concerning outstanding and exercisable options at December 31, 1998:

                               OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                     -------------------------------------       ----------------------
                                    WEIGHTED-
                                      AVG.
                                    REMAINING     WEIGHTED                     WEIGHTED
                                   CONTRACTUAL      AVG.                         AVG.
 RANGE OF             NUMBER OF     LIFE (IN      EXERCISE       NUMBER OF     EXERCISE
 EXERCISE PRICE        SHARES        YEARS)         PRICE         SHARES         PRICE
 --------------      ----------    -----------    --------       ---------     --------
 $0.44 - $ 2.22         480,502        6.73          $0.62        353,725         $0.66
 $2.56 - $ 3.88         672,250        6.36          $3.51         28,547         $3.63
 $4.00 - $ 4.31         477,563        8.99          $4.11         71,071         $4.23
 $4.50 - $ 7.13         516,275        8.30          $6.74        233,696         $7.02
 $7.50 - $11.00         185,790        7.55          $9.34        115,612         $9.60
                     ----------        ----          -----        -------         -----
 $0.44 - $11.00       2,332,380        7.50          $4.22        802,651         $4.22

        For the years ended December 31, 1998 and 1997, the Company recorded deferred compensation expense for the difference between the exercise price and the deemed fair value of the Company's common stock, related to shares issued pursuant to stock purchase rights and options granted in 1996 and 1995. These options were granted to provide additional incentives to retain management and key employees. This deferred compensation expense is being amortized over the related vesting period, generally a 48-month period.

        1995 Employee Stock Purchase Plan

        The Company's 1995 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board in December 1995. A total of 500,000 shares of Common Stock has been reserved for issuance under the Purchase Plan. The Purchase Plan is administered by the Compensation Committee of the Board. Employees (including officers and employee directors) of the Company, or of any majority owned subsidiary designated by the Board, are eligible to participate if they are employed by the Company or any such subsidiary for at least 20 hours per week and more than 5 months per year. The Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 15% of an employee's compensation, at a price equal to the lower of 85% of the fair market value of the Company's Common Stock at the beginning or end of the offering period. During 1998 and 1997, 156,609 and 53,853 shares, respectively, had been issued under the plan and 289,538 shares were reserved for future issuance as of December 31, 1998.

        Pro Forma Information

        The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), in 1996. In accordance with the provisions of SFAS 123, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date and including stock purchases under the Purchase Plan as prescribed by SFAS 123, net loss and net loss per share would have been increased to the pro forma amounts indicated in the table below:

        (In thousands except per share amounts)      1998          1997          1996
                                                  ---------     ---------     ---------
        Net loss - as reported .................  $ (26,595)    $ (27,935)    $ (18,514)
        Net loss - pro forma ...................  $ (27,964)    $ (29,287)    $ (19,339)
        Net loss per share - as reported........  $   (1.61)    $   (2.69)    $   (2.71)
        Net loss per share - pro forma..........  $   (1.69)    $   (2.81)    $   (2.83)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                    Stock Option Plans           Stock Purchase Plan
                                                -------------------------     -------------------------
                                                 1998      1997      1996      1998     1997       1996
                                                -----     -----     -----     -----     -----     -----
        Expected  stock price  volatility....   90.0%     60.0%     60.0%     76.6%     60.0%     60.0%
        Risk-free interest rate .............    4.74%     5.77%     5.91%     5.05%     5.63%     5.48%
        Expected life (in years) ............    3.8       4.1       3.6       0.5       0.5       0.5
        Expected dividend yield .............    0.0%      0.0%      0.0%      0.0%      0.0%      0.0%


        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average fair value of options granted during 1998 and 1997 was $2.44 and $3.12 per share, respectively.

        The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years.

        1997 Stockholder Rights Plan

        In May 1997, the Company adopted a stockholder rights plan (the "Rights Plan") that provides existing stockholders with the right to purchase one one-thousandth of a share of the Company's Series B Participating Preferred Stock, $0.001 par value, at an exercise price of $49 per one one-thousandth of a preferred share in the event of certain changes in the Company's ownership. The Company will be entitled to redeem the rights at $0.01 per right at any time on or before the tenth day following acquisition by a person or group of 15% or more of the Company's common stock. The Rights Plan may serve as a deterrent to certain abusive takeover tactics that are not in the best interest of stockholders. At December 31, 1998, 90,000 shares were designated under the Rights Plan and no shares were issued and outstanding.

13. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

    (In thousands except per share amounts)                           1998         1997         1996
                                                                    --------     --------     --------
    Numerator:
       Net loss                                                     $(26,595)    $(27,935)    $(18,514)
       Preferred stock dividends                                          (1)        (124)          --
                                                                    --------     --------     --------
       Numerator  for basic and  diluted  earnings  per share --
        loss to common stockholders                                  (26,596)     (28,059)     (18,514)

    Denominator:
       Denominator  for basic and diluted  earnings per share --
        weighted-average shares                                       16,533       10,412        6,825
    Basic and diluted net loss per share                            $  (1.61)    $  (2.69)    $  (2.71)
                                                                    ========     ========     ========

Options to purchase 2,332,380 shares of common stock at exercise prices ranging from $0.44 to $11.00 and warrants to purchase 1,295,193 shares of common stock at exercise prices ranging from $4.89 to $11.00 were outstanding during 1998 but were not included in the computation of diluted earnings per share as their effect would be antidilutive.

14.     INCOME TAXES

        As of December 31, 1998, the Company had federal and state net operating loss carryforwards of approximately $75,700,000 and $14,900,000, respectively. The Company also had federal and California research and development tax credit carryforwards of approximately $2,400,000 and $1,400,000, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2008 through 2018, if not utilized. The state of California net operating losses will expire at various dates beginning in 1999 through 2003, if not utilized.

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

        Significant components of the Company's deferred tax assets for federal and state income taxes are as follows:

                                                           DECEMBER 31,
                                                     ----------------------
                                                       1998          1997
                                                     --------      --------
                                                         (IN THOUSANDS)
    Deferred tax assets
      Net operating loss carryforward ..........     $ 26,600      $ 21,000
      Capitalized research and development .....        3,100         2,400
      Research credit ..........................        3,300         1,900
      Other - Net ..............................        2,500           600
                                                     --------      --------
      Total Deferred Tax Assets ................       35,500        25,900
      Valuation allowance ......................      (35,500)      (25,900)
                                                     --------      --------
    Net deferred tax assets ....................     $     --      $     --
                                                     ========      ========

        Due to the Company's lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by $9,600,000 and $11,400,000 for the fiscal years ended December 31, 1998 and 1997, respectively.

15. SUBSEQUENT EVENT

        In January 1999, the Company entered into a development, commercialization and supply agreement with Medeva PLC of the United Kingdom ("Medeva") for certain therapeutic indications pertaining to relaxin. Under the terms of the agreement, Medeva paid $8.0 million upon closing which included a $4.0 million development fee and a $4.0 million equity investment, and will pay $17.0 million of milestone payments based upon development progress in the U.S. and Europe and $5.0 million for the development and approval of each indication in Europe in addition to scleroderma. Medeva is responsible for all development and commercialization activities in Europe and is required to pay royalties on sales in Europe. Medeva will reimburse the Company for 50% of its product development costs in the U.S. up to a maximum of $1.0 million per quarter for an estimated total of $10.0 million. Medeva also agreed to share U.S. co-promotion rights with the Company for up to five years, and will also purchase relaxin materials from the Company.

16. EVENTS SUBSEQUENT TO DATE OF AUDITORS' REPORT

        In February 1999, the Board approved, and recommended that the Company's stockholders approve, a new 2000 Stock Plan (the "2000 Plan"). Initially, an amount equal to three percent (3%) of shares issued and outstanding on December 31, 1999 will be authorized and available for future grants under the 2000 Plan. Each year thereafter, on the first day of each new calendar year, the number of shares available shall be increased (with no further action needed by the Board or the stockholders) by a number of shares equal to the lesser of 3% of the number of shares of common stock outstanding on the last preceding business day, or an amount determined by the Board. Upon adoption by the stockholders of the 2000 Plan, the 1994 Plan and the Supplemental Plan will be terminated.

        On March 2, 1999, the Company announced that the Food and Drug Administration granted marketing clearance to Luxiq(TM) (betamethasone valerate) Foam, 0.12%, a novel foam formulation for relief of the inflammatory and pruritic manifestations of corticosteroid-responsive dermatoses of the scalp.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the independent public accountants on accounting and financial disclosure.


                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF CONNETICS

        The information required by this Item 10 regarding directors of the Company is incorporated into this item by reference to the information set forth under "Election of Directors" and "Further Information Concerning the Board of Directors" in the Company's definitive Proxy Statement ("1999 Proxy Statement") to be filed with the Securities and Exchange Commission and relating to the Company's annual meeting of stockholders to be held May 19, 1999.

The officers of the Company are:

NAME                               AGE                    POSITION
----                               ---                    --------
Thomas G. Wiggans                  47   President, Chief Executive Officer and Director

W. Scott Harkonen, M.D             47   Sr. Vice President, Product Development and
                                        Operations
Robert G. Lederer                  54   Sr. Vice President, Commercial Operations

John L. Higgins                    29   Vice President, Finance and Administration and
                                        Chief Financial Officer
Katrina J. Church                  37   Vice President, Legal Affairs, Corporate
                                        Counsel and Secretary
Ernst H. Rinderknecht, Ph.D.       51   Vice President, Process Science and
                                        Manufacturing


Thomas G. Wiggans has served as President, Chief Executive Officer and as a director of the Company since July 1994. From February 1992 to April 1994, Mr. Wiggans served as President and Chief Operating Officer of CytoTherapeutics, a biotechnology company. From 1980 to February 1992, Mr. Wiggans served in various positions at Ares-Serono Group, a pharmaceutical company, including President of its U.S. pharmaceutical operations and Managing Director of its U.K. pharmaceutical operations. From 1976 to 1980 he held various sales and marketing positions with Eli Lilly & Co., a pharmaceutical company. He is currently a director of the Biotechnology Industry Organization, and Chairman of its Emerging Company Section. He was also President of the Board of Directors of the Association of Biotechnology Companies. Mr.

Wiggans received his B.S. degree in Pharmacy from the University of Kansas and his M.B.A. from Southern Methodist University.

W. Scott Harkonen has served as Senior Vice President, Product Development and Operations of the Company since September 1995, and as President of InterMune Pharmaceuticals, Inc., a wholly-owned subsidiary of the Company, since June 1998. From March 1991 to August 1995, Dr. Harkonen served as Vice President of medical and regulatory affairs at Univax Biologics, Inc., a biotechnology company. From May 1989 to February 1991, he served as Vice President, medical and regulatory affairs at Scios Nova, Inc., a biotechnology company. He is currently a director of Planet Biotechnology, a privately-owned biopharmaceutical company. He received his B.A. and M.D. from the University of Minnesota and M.B.A. from the University of California, Berkeley.

Robert G. Lederer joined the Company as Senior Vice President, Marketing and Sales in July 1998, and his title was changed to Senior Vice President, Commercial Operations in January 1999. Before joining the Company, Mr. Lederer spent 15 years with Serono Laboratories, most recently as the Executive Vice President for Business Operations. He joined Serono in 1983, and held various positions within the sales organization, including Executive Vice President of Serono's Infertility Business Unit from 1994 to 1997. Before joining Serono, Mr. Lederer held sales and management positions with Becton Dickinson and Genovese Drugs. Mr. Lederer received his B.A. from St. John's University in New York.

John L. Higgins has served as Vice President, Finance and Administration and Chief Financial Officer since September 1997. From August 1994 to September 1997, he was a member of the management team at BioCryst Pharmaceuticals, Inc., a pharmaceutical company, serving most recently as Executive Vice President of Corporate Development. From July 1992 to July 1994, Mr. Higgins was a member of the health care banking team of Dillon, Read & Co. Inc., an investment banking firm. While at Dillon, Read, he focused on financing and advisory assignments for biotechnology and managed care companies. He received his A.B. in Economics from Colgate University.

Katrina J. Church has served as Vice President, Legal Affairs and Corporate Counsel since June 1998, and as Secretary since September 1998. Prior to joining the Company, Ms. Church served as Vice President, General Counsel of VISX, Incorporated, a medical device company, from January 1995 through June 22, 1998, as Corporate Counsel from June 1991 through December 1994, and as Secretary from May 1994 until June 22, 1998. Before joining VISX in 1991, Ms. Church practiced law with the firm Hopkins & Carley in San Jose, California. Ms. Church received her J.D. from the New York University School of Law, and her A.B. from Duke University.

Ernst H. Rinderknecht has served as Vice President, Process Sciences and Manufacturing of the Company since September 1994. From 1980 to September 1994, Dr. Rinderknecht worked at Genentech in various positions, since 1987 as Staff Scientist. He received his M.S. from the Swiss Federal Institute of Technology
(ETH) and Ph.D. in Biochemistry from the University of Zurich, Switzerland.

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this Item 11 regarding compensation of Connetics' directors and executive officers is incorporated into this item by reference (except to the extent allowed by Item 402(a)(8) of Regulation S-K) to the 1999 Proxy Statement section entitled "Executive Compensation and Related Information."

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of the Company is incorporated into this item by reference to the 1999 Proxy Statement section entitled "Common Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 regarding certain relationships and related transactions with management of the Company is incorporated into this item by reference to the 1999 Proxy Statement section entitled "Certain Relationships and Related Transactions."


                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)     1.     Financial Statements. See Index to Consolidated Financial
               Statements at Item 8 on Page 32 of this Report.

        2. Financial Statement Schedules. Financial statement schedules are omitted because they are not applicable or are not required as the information required to be set forth therein is included in the financial statements or notes thereto.

        3. The Exhibits filed as a part of this Report are listed in the Index to Exhibits.

(B) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the fourth quarter of 1998.

(C)     EXHIBITS.  See Index to Exhibits.

(D)     FINANCIAL STATEMENT SCHEDULES.  See Item 14(a)(2), above.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           Connetics Corporation
                                           a Delaware corporation



                                           By: /s/ JOHN L. HIGGINS
                                              ----------------------------------
                                              John L. Higgins
                                              Vice President, Finance and
                                              Administration and Chief Financial
                                              Officer

Date:  March 30, 1999


                                POWER OF ATTORNEY

        Each person whose signature appears below constitutes and appoints Thomas G. Wiggans and John L. Higgins, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting to said attorneys-in-fact, or his substitute or substitutes, the power and authority to perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE                                           TITLE                      DATE
---------                                           -----                      ----
PRINCIPAL EXECUTIVE OFFICER:

/s/  THOMAS G. WIGGANS               President, Chief Executive Officer    March 30, 1999
-------------------------------                 and Director
Thomas G. Wiggans

SIGNATURE                                           TITLE                      DATE
---------                                           -----                      ----
PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER:

/s/  JOHN L. HIGGINS                     Vice President, Finance and       March 30, 1999
-------------------------------      Administration and Chief Financial
John L. Higgins                                   Officer


CHAIRMAN OF THE BOARD:

/s/  G. KIRK RAAB                                 Director                 March 30, 1999
-------------------------------
G. Kirk Raab


ADDITIONAL DIRECTORS:

/s/  ALEXANDER E. BARKAS                          Director                 March 30, 1999
-------------------------------
Alexander E. Barkas

/s/  EUGENE A. BAUER                              Director                 March 30, 1999
-------------------------------
Eugene A. Bauer

/s/  BRIAN H. DOVEY                               Director                 March 30, 1999
-------------------------------
Brian H. Dovey

/s/  JOHN C. KANE                                 Director                 March 30, 1999
-------------------------------
John C. Kane

/s/  THOMAS D. KILEY                              Director                 March 30, 1999
-------------------------------
Thomas D. Kiley

/s/ KENNETH B. PLUMLEE                            Director                 March 30, 1999
-----------------------------
Kenneth B. Plumlee

/s/ JOSEPH J. RUVANE, JR.                         Director                 March 30, 1999
-----------------------------
Joseph J. Ruvane, Jr.

                              CONNETICS CORPORATION
                                INDEX TO EXHIBITS
                                  [Item 14(c)]


EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
3.1*         Form of Amended and Restated Certificate of Incorporation
             (previously filed as an exhibit to the Company's Form S-1
             Registration Statement No. 33-80261)

3.2*         Form of Bylaws (previously filed as an exhibit to the Company's
             Form S-1 Registration Statement No. 33-80261)

3.3*         Certificate of Designation of 7% Redeemable Convertible Preferred
             Stock, Series A of Connective Therapeutics, Inc., as filed with the
             Delaware Secretary of State on December 4, 1996 (previously filed as an exhibit to the Company's Report on Form 8-K dated December 4,
             1996)

3.4*         Amendment to the Company's Amended and Restated Certificate of
             Incorporation, as filed with the Delaware Secretary of State on May
             15, 1997, changing the Company's name to Connetics Corporation
             (previously filed as an exhibit to the Company's Report on Form 8-K dated May 23, 1997)

3.5*         Certificate of Designation of Rights, Preferences and Privileges of
             Series B Participating Preferred Stock, as filed with the Delaware
             Secretary of State on May 15, 1997. Reference is made to Exhibit
             4.2.

4.1          Form of Common Stock Certificate

4.2* Preferred Shares Rights Agreement, dated as of May 20, 1997, between the Company and U.S. Stock Transfer Corporation, including the Certificate of Designation of Rights, Preferences and Privileges of Series B Participating Preferred Stock, the form of
             Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (previously filed as an exhibit to the Company's Registration Statement on Form 8-A filed on May
             23, 1997)

10.1* Form of Indemnification Agreement with the Company's directors and officers (previously filed as an exhibit to the Company's Form S-1
             Registration Statement No. 33-80261)

10.2(M)*     1994 Stock Plan, as amended, and form of Option Agreement
             (previously filed as an exhibit to Post-Effective Amendment No. 1 to the Company's Form S-8 Registration Statement No. 333-04985)

10.3(M)*     1995 Employee Stock Purchase Plan, as amended, and form of
             Subscription Agreement (previously filed as an exhibit to Post-Effective Amendment No. 1 to the Company's Form S-8
             Registration Statement No. 333-04985)

10.4(M)*     1995 Directors' Stock Option Plan and form of Option Agreement
             (previously filed as an exhibit to the Company's Form S-1
             Registration Statement No. 33-80261)

10.5*        Third Amended and Restated Registration Rights Agreement dated
             February 14, 1995 among the registrant and certain security holders of the registrant and Amendments Nos. 1 and 2 thereto dated May 31, 1995 and September 28, 1995 (previously filed as an exhibit to the Company's Form S-1 Registration Statement No. 33-80261)

10.6+*       License Agreement dated September 27, 1993, between Genentech, Inc.
             and the Company, Amendment dated July 14, 1994, and side letter agreement dated November 17, 1994 (previously filed as an exhibit to the Company's Form S-1 Registration Statement No. 33-80261)

10.7* Assignment and Assumption Agreement, dated June 3, 1994, by and between the Company and XOMA Corporation (previously filed as an exhibit to the Company's Form S-1 Registration Statement No.
             33-80261)

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
10.8+*       Technology Acquisition Agreement dated June 3, 1994 by and between the Company and XOMA Corporation, and License Agreement dated
             February 27, 1990 by and between Arthur A. Vandenbark, Ph.D. and
             XOMA Corporation (previously filed as an exhibit to the Company's
             Form S-1 Registration Statement No. 33-80261)

10.9+* Agreement on Interferon Gamma-1B dated December 8, 1995 by and between the Company and Genentech, Inc. (previously filed as an exhibit to the Company's Form S-1 Registration Statement No.
             33-80261)

10.11*       Business Loan Agreement, dated July 18, 1995, between the Company,
             Silicon Valley Bank and MMC/GATX Partnership No. 1 (previously filed as an exhibit to the Company's Form S-1 Registration
             Statement No. 33-80261)

10.12+*      Research Collaboration and Assignment Agreement, dated July 1,
             1994, between the Company and Dr. Arthur A. Vandenbark (previously filed as an exhibit to the Company's Form S-1 Registration
             Statement No. 33-80261)

10.13* Consulting Agreement dated November 17, 1993 between the Company and Brian Seed (previously filed as an exhibit to the Company's
             Form S-1 Registration Statement No. 33-80261)

10.14* Consulting Agreement dated November 17, 1993 between the Company and Eugene Bauer (previously filed as an exhibit to the Company's
             Form S-1 Registration Statement No. 33-80261)

10.15(M)*    Employment Agreement dated June 9, 1994 between the Company and
             Thomas Wiggans (previously filed as an exhibit to the Company's
             Form S-1 Registration Statement No. 33-80261)

10.16(M)*    Loan Agreements between the Company and Thomas Wiggans dated July
             15, 1994 and August 1, 1994 (previously filed as an exhibit to the
             Company's Form S-1 Registration Statement No. 33-80261)

10.17(M)*    Letter Agreement with G. Kirk Raab dated October 1, 1995
             (previously filed as an exhibit to the Company's Form S-1
             Registration Statement No. 33-80261)

10.18* Facility Master Lease between the Company and Renault & Handley dated February 9, 1994 (previously filed as an exhibit to the Company's Form S-1 Registration Statement No. 33-80261)

10.19* Loan and Security Agreement dated December 21, 1995 by and among the Company, Silicon Valley Bank and MMC/GATX Partnership No. 1
             (previously filed as an exhibit to the Company's Form S-1
             Registration Statement No. 33-80261)

10.20+*      Agreement on Relaxin Rights in Asia dated April 1, 1996 between the
             Company and Mitsubishi Chemical Corporation (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996)

10.21+* Soltec License Agreement dated June 14, 1996 (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996)

10.22(M)*    Form of Directors and Officers Change in Control Agreement
             (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996)

10.23* Common Stock Purchase Agreement, dated December 4, 1996 by and among the Company and certain investors (previously filed as an exhibit to the Company's Report on Form 8-K dated December 4, 1996)

10.24* Registration Rights Agreement, dated December 4, 1996 by and among the Company and certain investors (previously filed as an exhibit to the Company's Report on Form 8-K dated December 4, 1996)

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
10.25*       Securities Purchase Agreement, dated December 4, 1996 by and among the Company and a certain purchaser (previously filed as an exhibit to the Company's Report on Form 8-K dated December 4, 1996)

10.26* Warrant, dated December 4, 1996 between the Company and a certain purchaser (previously filed as an exhibit to the Company's Report on Form 8-K dated December 4, 1996)

10.27+*      Asset Purchase Agreement dated December 2, 1996 between the
             Company, SmithKline Beecham Corporation, SmithKline Beecham Pharma
             Inc., SmithKline Beecham Properties, Inc. and SmithKline Beecham
             Inter-American Corporation (previously filed as an exhibit to the Company's Report on Form 8-K dated January 15, 1997)

10.28*       Stock Issuance Agreement dated December 31, 1996 between the
             Company and SmithKline Beecham Properties, Inc (previously filed as an exhibit to the Company's Report on Form 8-K dated January 15,
             1997)

10.29*       Secured Promissory Note dated December 31, 1996 issued to
             SmithKline Beecham Corporation (previously filed as an exhibit to the Company's Report on Form 8-K dated January 15, 1997)

10.30*       Security Agreement dated December 31, 1996 between the Company and
             SmithKline Beecham Corporation (previously filed as an exhibit to the Company's Report on Form 8-K dated January 15, 1997)

10.31+*      Supply Agreement dated December 31, 1996 between the Company and
             SmithKline Beecham Corporation (previously filed as an exhibit to the Company's Report on Form 8-K dated January 15, 1997)

10.32*       Structured Equity Line Flexible Financing Agreement dated January
             2, 1997 between the Company and Kepler Capital LLC (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

10.33*       Registration Rights Agreement dated January 2, 1997 between the
             Company and Kepler Capital LLC (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1996)

10.34(M)*    Form of Notice of Stock Option Grant to G. Kirk Raab for stock option issued in January 1997 (previously filed as an exhibit to
             Post-Effective Amendment No. 1 to the Company's Form S-8
             Registration Statement No. 333-04985)

10.35* Common Stock and Warrant Purchase Agreement dated May 15, 1997 by and among the Company, Genentech, Inc. and certain investors
             (previously filed as an exhibit to the Company's Form S-3
             Registration Statement No. 333-21941)

10.36* Registration Rights agreement dated May 15, 1997 by and among the Company and certain investors (previously filed as an exhibit to the Company's Form S-3 Registration Statement No. 333-21941)

10.37* Form of Common Stock Purchase Warrant issued to certain investors on May 15, 1997 (previously filed as an exhibit to the Company's
             Form S-3 Registration Statement No. 333-21941)

10.38(M)*    Secured Loan Agreement dated October 30, 1997 between the Company and W. Scott Harkonen (previously filed as an exhibit to the
             Company's Form S-1 Registration Statement No. 333-41195)

10.39*       Amendment dated November 13, 1997 to Secured Promissory Note dated
             December 31, 1996 issued to SmithKline Beecham Corporation
             (previously filed as an exhibit to the Company's Form S-1
             Registration Statement No. 333-41195)

10.40*       Letter Agreement dated November 26, 1997 between the Company and
             Gerard Klauer Mattison & Co., Inc. (previously filed as an exhibit to the Company's Form S-1 Registration Statement No. 333-41195)

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
10.41*       Omnibus Agreement with SmithKline Beecham Corporation and related entities dated December 18, 1997 (previously filed as an exhibit to the Company's Form S-1 Registration Statement No. 333-41195)

10.42*       Canadian Asset Purchase Agreement with Pharmascience, Inc. dated
             December 19, 1997 (previously filed as an exhibit to the Company's
             Form S-1 Registration Statement No. 333-41195)

10.43*       Supply Agreement with Pharmascience, Inc. dated December 19, 1997
             (previously filed as an exhibit to the Company's Form S-1
             Registration Statement No. 333-41195)

10.44*+      License Agreement dated January 1, 1998 between the Company and
             Soltec Research Pty Limited (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1997)

10.45+* Agreement on Relaxin dated January 19, 1998 by and between the Company and Howard Florey Institute of Experimental Physiology and
             Medicine (previously filed as an exhibit to the Company's Annual
             Report on Form 10-K for the fiscal year ended December 31, 1997)

10.46* Common Stock Purchase Agreement dated April 10, 1998 by and among the Company and certain investors (previously filed as Exhibit 10.1 to the Company's Report on Form 8-K dated May 6, 1998)

10.47*       Registration Rights Agreement dated April 10, 1998 by and among the
             Company and certain investors (previously filed as an exhibit to the Company's Report on Form 8-K dated May 6, 1998)

10.48*+ Agreement dated as of April 23, 1998 between the Company and Suntory Limited (previously filed as Exhibit 10.1 to the Company's
             Report on Form 10-Q for the quarter ended June 30, 1998)

10.49*+      Second Omnibus Agreement with SmithKline Beecham Corporation and related entities dated April 28, 1998 (previously filed as an exhibit to the Company's Current Report on Form 8-K filed May 6,
             1998)

10.50*+      License Agreement dated as of May 5, 1998 between the Company and
             Genentech, Inc. (previously filed as Exhibit 10.2 to the Company's
             Report on Form 10-Q for the quarter ended June 30, 1998)

10.51*+      Supply Agreement dated as of May 5, 1998 between the Company and
             Genentech, Inc. (previously filed as Exhibit 10.3 to the Company's
             Report on Form 10-Q for the quarter ended June 30, 1998)

10.52*       Stock Purchase Agreement dated May 5, 1998 between the Company and
             Genentech, Inc. (previously filed as Exhibit 10.4 to the Company's
             Form S-3 Registration Statement No. 333-69055)

10.53* Common Stock Purchase Agreement dated November 20, 1998 by and among the Company and certain investors (previously filed as Exhibit 10.1 to the Company's Form S-3 Registration Statement No.
             333-69055)

10.54* Registration Rights Agreement dated November 20, 1998 by and among the Company and certain investors (previously filed as Exhibit 10.2 to the Company's Form S-3 Registration Statement No. 333-69055)

10.55(M)     Secured Loan Agreement and associated documents dated January 9,
             1998, between the Company and John L. Higgins

10.56(M)     Letter of Employment dated July 1, 1998 from the Company to Robert
             G. Lederer

10.57(M) Loan Agreement and associated documents dated August 21, 1998, between the Company and Robert G. Lederer

10.58        Loan and Security Agreement between Silicon Valley Bank and the
             Company dated September 24, 1998, as modified December 22, 1998 pursuant to a Loan Modification Agreement

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------
10.59(M)     Restricted Common Stock Purchase Agreement dated November 5, 1998 between the Company and Kirk Raab

10.60(M)     1998 Supplemental Stock Plan

10.61 Industrial Building Lease dated November 20, 1998, by and between the Company and West Bayshore Associates, a general partnership, et al.

10.62(C)     Relaxin Scale-up and Bulk Supply Agreement effective as of December
             1, 1998, by and between the Company and Bender + Co. Ges.m.b.H.

10.63        Amendment No. One to License Agreement, effective December 28,
             1998, between the Company and Genentech

10.64        Amendment No. One to Stock Purchase Agreement, effective December
             28, 1998, between the Company and Genentech

10.65(C)     Relaxin Development, Commercialization and License Agreement dated
             January 11, 1999 by and between the Company and Medeva
             Pharmaceuticals, Inc.

10.66 Common Stock Purchase Agreement, dated January 11, 1999, by and between the Company and Medeva PLC

10.67 Registration Rights Agreement, dated January 11, 1999 by and between the Company and Medeva PLC

21.1         Subsidiaries

23.1         Consent of Ernst & Young LLP, Independent Auditors

24.1         Power of Attorney (see page 60-)

27.1         Financial Data Schedule (EDGAR filed version only)

--------

*     Previously filed.

(M) This item is a management compensatory plan or arrangement required to be listed as an exhibit to this form pursuant to Item 601(a)(10)(iii) of Regulation S-K.

(C) The Company has omitted certain portions of this Exhibit and has requested confidential treatment of such portions from the SEC.

+ Confidential treatment has been requested and granted for certain portions of this Exhibit.