Form 10-Q
period 1999-03-31
CONNETICS CORP
filed 1999-05-13
CIK 1004960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


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

        As of April 30, 1999, 21,339,070 shares of the Registrant's common stock were outstanding, at $0.001 par value.

                              CONNETICS CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 31, 1999

                                TABLE OF CONTENTS


                                                                                                         Page
                                                                                                         ----
PART I.  FINANCIAL INFORMATION

         Item 1.   Condensed Consolidated Financial Statements

                   Condensed Consolidated Balance Sheets at March 31, 1999 and December 31, 1998 ...      3

                   Condensed Consolidated Statements of Operations for the three months
                   ended March 31, 1999 and 1998 ...................................................      4

                   Condensed Consolidated Statements of Cash Flows for the three months
                   ended March 31, 1999 and 1998 ...................................................      5

                   Notes to Condensed Consolidated Financial Statements ............................      6

         Item 2.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations ...........................................................      8

         Item 3.   Quantitative and Qualitative Disclosures About Market Risks .....................     12

PART II. OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K ................................................     13

                   Exhibits ........................................................................     13

                   Reports on Form 8-K .............................................................     13
SIGNATURE ..........................................................................................     14

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                              CONNETICS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                       MARCH 31,     DECEMBER 31,
                                                                                         1999           1998
                                                                                      -----------    ------------
                                                                                      (UNAUDITED)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                          $  15,646      $  14,708
    Short-term investments                                                                 6,813          8,312
    Accounts and other receivables                                                         1,201            485
    Other current assets                                                                     863            118
                                                                                       ---------      ---------
        Total current assets                                                              24,523         23,623

Property and equipment, net                                                                1,613          1,128
Notes receivable from related parties                                                        380            379
Deposits and other assets                                                                    127            104
License agreements and product rights                                                      4,480          6,160
                                                                                       ---------      ---------

                                                                                       $  31,123      $  31,394
                                                                                       =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                   $   3,464      $   1,229
    Accrued and other current liabilities                                                  1,459            879
    Accrued process development expenses                                                     717            644
    Accrued payroll and related expenses                                                     763          1,003
    Current portion of notes payable and other liabilities                                 6,662          6,822
    Current portion of capital lease obligations, capital loans and long-term debt           894            582
                                                                                       ---------      ---------
        Total current liabilities                                                         13,959         11,159

Noncurrent portion of capital lease obligations, capital loans and long-term debt          3,810          4,002
Other long-term liabilities                                                                2,111          3,781

Stockholders' equity:
    Common stock, treasury stock and additional paid-in capital                          109,923        105,285
    Notes receivable from stockholders                                                       (65)           (65)
    Deferred compensation, net                                                              (217)          (302)
    Accumulated deficit                                                                  (98,392)       (92,469)
    Accumulated other comprehensive income (loss)                                             (6)             3
                                                                                       ---------      ---------
Total stockholders' equity                                                                11,243         12,452
                                                                                       =========      =========

                                                                                       $  31,123      $  31,394
                                                                                       =========      =========

            See notes to condensed consolidated financial statements.

                              CONNETICS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                ----------------------
                                                  1999          1998
                                                --------      --------
Revenues:
    Product                                     $  2,161      $  1,519
    Contract                                       5,000            --
                                                --------      --------
Total revenues                                  $  7,161      $  1,519

Operating cost and expenses:
    Cost of product revenue                        1,171           295
    License amortization                           1,680         1,680
    Research and development                       4,681         2,178
    Selling, general and administrative            5,594         2,462
                                                --------      --------
Total operating cost and expenses                 13,126         6,615
Interest income                                      334           177
Interest expense                                    (292)         (394)
                                                --------      --------
Net loss                                        $ (5,923)     $ (5,313)
                                                ========      ========

Basic and diluted net loss per share            $  (0.28)     $  (0.39)
                                                ========      ========

Shares used to calculate net loss per share       21,088        13,489
                                                ========      ========



            See notes to condensed consolidated financial statements.

                              CONNETICS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                   ----------------------
                                                                     1999          1998
                                                                   --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $ (5,923)     $ (5,313)
Adjustments to reconcile net loss to net cash used by
    operating activities:
    Depreciation and amortization                                     1,859         1,909
    Amortization of deferred compensation                               637           116
    Accrued interest on notes payable                                    --           288
    Changes in assets and liabilities:
        Accounts receivable                                            (716)          960
        Current and other long-term assets                             (532)       (1,190)
        Current and other liabilities                                 2,648          (429)
        Other long-term liabilities                                     670           132
                                                                   --------      --------

Net cash used in operating activities                                (1,357)       (3,527)
                                                                   --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                                  (2,784)         (882)
Sales and maturities of short-term investments, net                   4,274         2,278
Capital expenditures                                                   (664)          (27)
                                                                   --------      --------

Net cash provided by (used in) investing activities                     826         1,369
                                                                   --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of notes payable                                             (2,500)           --
Payments of obligations under capital leases and capital loans         (117)         (597)
Proceeds from issuance of common stock, net of issuance costs         4,086            25
                                                                   --------      --------

Net cash provided by financing activities                             1,469          (572)
                                                                   --------      --------

Net change in cash and cash equivalents                                 938        (2,730)
Cash and cash equivalents at beginning of period                     14,708         8,452
                                                                   ========      ========

Cash and cash equivalents at end of period                         $ 15,646      $  5,722
                                                                   ========      ========

SUPPLEMENTARY INFORMATION:
Interest paid                                                      $    173      $    105



            See notes to condensed consolidated financial statements.

                              CONNETICS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


1.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Connetics Corporation ("Connetics") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

These financial statements and notes should be read in conjunction with audited financial statements and notes to those financial statements for the year ended December 31, 1998 included in Connetics' Annual Report on Form 10-K.


2.      NET LOSS PER SHARE

The computation of diluted earnings per share does not include options to purchase 2,485,568 shares of common stock at exercise prices ranging from $0.4448 to $11.00 and warrants to purchase 1,289,193 shares of common stock at exercise prices ranging from $4.89 to $11.00 as their effect would be antidilutive.


3.      COMPREHENSIVE INCOME

During the three months ended March 31, 1999, total comprehensive (loss) amounted to $(5.9) million compared to $(5.3) million for the same period in 1998. The components of comprehensive (loss) for the three-month period ended March 31, 1999 and 1998 are as follows:


                                                      Three months ended
                                                           March 31,
                                                     --------------------
         (In thousands)                                1999         1998
                                                     -------      -------
         Net loss                                    $(5,923)     $(5,313)
         Unrealized (loss) on securities                  (9)          (2)
         Foreign currency translation adjustment          --           --
                                                     -------      -------

         Comprehensive (loss)                        $(5,932)     $(5,315)
                                                     =======      =======

The components of accumulated other comprehensive income (loss) at March 31, 1999 and December 31, 1998 are as follows:

         (In thousands)                                1999        1998
                                                      ------      ------
         Unrealized gains (loss) on securities        $   (6)     $    3
         Foreign currency translation adjustments         --          --
                                                      ------      ------

         Accumulated comprehensive income (loss)      $   (6)     $    3
                                                      ------      ------


4.      RESEARCH AND LICENSE AGREEMENT

In January 1999, Connetics entered into a development, commercialization and supply agreement with Medeva PLC of the United Kingdom ("Medeva") for certain therapeutic indications pertaining to relaxin. Under the terms of the agreement, Medeva paid $8.0 million upon closing, which included a $4.0 million contract fee and a $4.0 million equity investment, and will pay $17.0 million of milestone payments based upon the achievement of development milestones in the U.S. and Europe and $5.0 million for the development and approval of each indication in Europe in addition to scleroderma. Medeva is responsible for all development and commercialization activities in Europe and is required to pay royalties on sales in Europe. In addition, Medeva will reimburse Connetics for 50% of the product development costs in the U.S. up to a maximum of $1.0 million per quarter, for an estimated total of $10.0 million. Medeva also agreed to share U.S. co-promotion rights with Connetics for up to five years, and will also purchase relaxin materials from Connetics. During the quarter ended March 31, 1999. Connetics recorded $5.0 million in contact revenue ($4.0 million in contract fee and $1.0 million for the quarterly reimbursement of product development costs) under this agreement.


5.      SUBSEQUENT EVENT

On April 28, 1999, Connetics executed its plan to spin-off InterMune Pharmaceuticals, Inc. ("InterMune"), through the sale of a majority of its equity ownership to outside investors. Connetics established InterMune to develop Actimmune(R) (interferon gamma) for infectious and antifungal diseases shortly after it in-licensed Actimmune from Genentech, Inc. in May 1998. At the close of the spin-off, Connetics retained approximately a 10% equity position in InterMune, received a $500,000 cash payment, and will receive additional cash and equity payments over the next three years. Connetics will retain commercial rights to and revenue from Actimmune for chronic granulomatous disease for three years and receive a royalty on Actimmune sales thereafter. In addition, Connetics retains the product rights for potential dermatological applications of Actimmune.

6.      LIQUIDITY AND FINANCIAL VIABILITY

In the course of its development activities, Connetics has sustained continuing operating losses and expects such losses to continue over at least the next few years. Connetics plans to continue to finance its operating activities with a combination of stock sales, through public offerings and self-managed private financings, payments from corporate partnering arrangements, product revenue, bank loans and/or debt financing. Ultimately, Connetics' ability to continue as a going concern in the future is dependent upon obtaining additional financings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE: EXCEPT FOR THE HISTORICAL INFORMATION, THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A") CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. CONNETICS' ACTUAL RESULTS OF OPERATIONS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE IDENTIFIED BELOW. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, UNCERTAINTY OF PRODUCT DEVELOPMENT AND MARKET ACCEPTANCE OF A PRODUCT ONCE DEVELOPED; UNCERTAINTY OF FUTURE RIDAURA(R), LUXIQ(TM) AND ACTIMMUNE(R) REVENUES AND COSTS; UNCERTAINTY OF CLINICAL TRIALS RESULTS; UNCERTAINTY OF FUTURE PROFITABILITY; FUTURE CAPITAL REQUIREMENTS AND UNCERTAINTY OF FUTURE FUNDING; AND RISKS ASSOCIATED WITH POSSIBLE FUTURE PRODUCT ACQUISITIONS. IN PARTICULAR, THE FACTORS SET FORTH IN THE CONNETICS' ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998, MAY CAUSE ACTUAL RESULTS TO VARY FROM THOSE CONTEMPLATED BY CERTAIN FORWARD-LOOKING STATEMENTS SET FORTH IN THIS REPORT AND SHOULD BE CONSIDERED CAREFULLY IN ADDITION TO OTHER INFORMATION PRESENTED IN THIS REPORT.

This MD&A should be read in conjunction with the MD&A included in Connetics' 1998 Annual Report on Form 10-K, and with the unaudited condensed consolidated financial statements and notes to financial statements included in Part I, Item 1 of this Quarterly Report. Results of operations in the current or any prior fiscal period should not be considered as indicative of results to be expected for any future fiscal period.

OVERVIEW

Connetics Corporation acquires, develops and markets products in the areas of dermatology and rheumatology. We market Riduara(R) (auranofin), a treatment for rheumatoid arthritis, and in January 1999, we began marketing Actimmune(R) (interferon gamma) for the treatment of chronic granulomatous disease ("CGD"), under a license we acquired from Genentech Inc. in May 1998. In March 1999, we received marketing clearance from the U.S. Food and Drug Administration ("FDA") to sell Luxiq(TM) (betamethasone valerate) Foam, 0.12%, for the treatment of scalp psoriasis. Our products under development include OLUX(TM) (clobetasol propionate 0.05%) for the treatment of severe scalp dermatoses; ConXn(R) (human recombinant relaxin-H2) for the treatment of scleroderma, infertility and organ fibrosis; and T-cell receptor (TCR) peptide vaccines for the treatment of multiple sclerosis and rheumatoid arthritis. There can be no assurance that any of our potential products will be successfully developed, receive the necessary regulatory approvals or be successfully commercialized.

In January 1999, Connetics entered into a development, commercialization and supply agreement with Medeva PLC of the United Kingdom ("Medeva") for certain therapeutic indications pertaining to relaxin. Under the terms of the agreement, Medeva paid $8.0 million upon closing, which included a $4.0 million contract fee and a $4.0 million equity investment, and will pay $17.0 million of milestone payments based upon the achievement of development milestones in the U.S. and Europe and $5.0 million for the development and approval of each indication in Europe in addition to scleroderma. Medeva is responsible for all development and commercialization activities in Europe and is required to pay royalties on sales in Europe. Medeva will reimburse us for 50% of our product development costs in the U.S. up to a maximum of $1.0 million per quarter for an estimated total of $10.0 million. Medeva also agreed to share U.S. co-promotion rights with Connetics for up to five years, and will also purchase relaxin materials from us.

In February 1999, we initiated a Phase II/III pivotal clinical trial of ConXn for the treatment of scleroderma. The primary objective of this study is to evaluate the efficacy of the product over 24 weeks of treatment, and we expect to enroll up to 200 patients with diffuse scleroderma, a serious, life-threatening connective tissue disorder. Patients in the trial will be randomized to receive relaxin at one of two dose levels (25 (greek mu)g/kg/day or 10 (greek mu)g/kg/day) or placebo. The study is designed to evaluate the effects of relaxin on skin fibrosis, activities of daily living, quality of life and vital organ function. The primary endpoint for the trial is an improvement in the Modified Rodnan Skin Score, a measurement of skin thickness, at 17 areas of the body.

In March 1999, we announced promotion agreements with MGI Pharma, Inc. ("MGI") for our Ridaura and Luxiq products. Under the terms of the agreements, MGI will promote Ridaura and Luxiq to the rheumatology market in the United States in exchange for promotional fees. This arrangement takes advantage of MGI's specialty sales force that calls on rheumatologists and oncologists in the United States, and allows Connetics to focus its attention on the dermatology marketplace.

RESULTS OF OPERATIONS

Our product revenues for the first quarter of 1999 were derived from the sales of Ridaura and Actimmune. For the three months ended March 31, 1999, revenue from the sales of Ridaura was $1.3 million and revenue from the sales of Actimmune was $0.9 million compared to $1.5 million from the sales of Ridaura only for the same period in 1998. We believe the $0.2 million decrease in Ridaura revenue for the period may be due to recent introduction of new rheumatoid arthritis therapies and the shifting of our commercialization focus from rheumatology to dermatology in anticipation of our Luxiq product launch. There can be no assurance that Connetics will be able to market and sell Ridaura successfully or that Ridaura revenues will equal or exceed those achieved in 1998, and as a result our financial condition and results of operations could be materially and adversely affected.

In connection with our agreement with Medeva (discussed above), we recorded $5.0 million in contract revenue ($4.0 million in contract fee and $1.0 million for the quarterly reimbursement of product development costs) for the quarter ended March 31, 1999.

Connetics has separate supply agreements with SmithKline Beecham Corporation and Genentech, Inc. under which SmithKline will manufacture and supply Ridaura in final package form through December 2001, and Genentech will manufacture and supply interferon gamma, in bulk or finished form through May 2001. In addition, we have a distribution arrangement with CORD Logistics, Inc. ("CORD") whereby customer orders and distribution of our current marketed products are managed by CORD.

Our cost of product revenues includes the cost of Ridaura purchased from SmithKline, cost of Actimmune purchased from Genentech, royalty payments due SmithKline and Genentech based on a percentage of our product revenues, product freight costs and distribution costs from CORD. For the three months ended March 31, 1999, we recorded $1.2 million in cost of product revenues compared to $0.3 million for the same period in 1998. The increase of $0.9 in cost of product revenues is primarily due to incremental costs associated with the sales of Actimmune, including higher product and royalty costs. Amortization expense associated with the acquisition of product rights to Ridaura were $1.7 million for the same periods in 1999 and 1998, respectively.

Research and development expenses were $4.7 million for the three months ended March 31, 1999 compared to $2.2 million for the same period in 1998. The increase in research and development expenses of $2.5 million was primarily due to the commencement of relaxin manufacturing scale-up activities (which accounted for approximately 60% of the increase), the initiation of a 200 patient Phase II/III pivotal trial of ConXn for the treatment of scleroderma and staffing up of the development organization. Research and development expenses are expected to increase over the next few quarters due to relaxin manufacturing activity, ConXn clinical trial activities, pre-manufacturing start-up costs associated with qualifying a new supplier for OLUX and possible acquisition of new technologies and products.

Selling, general and administrative expenses increased to $5.6 million for the three months ended March 31, 1999 compared to $2.5 million for the same period in 1998. The increase in expenses was primarily due to further staffing up of the sales organization (twenty additional new hires for a total of forty-four as of March 31, 1999 compared to seventeen for the same period in 1998), pre-market launch expenses associated with Luxiq, increased activities of an established sales and marketing organization, and stock compensation related expenses. Selling, general and administrative expenses are expected to increase primarily due to co-promotion expenses associated with our agreement with MGI (discussed above), costs associated with marketing Luxiq, Ridaura and Actimmune, additional hiring of sales representatives, and possible launching of acquired products.

Interest income was $334,000 in the three months ended March 31, 1999, compared with $177,000 for the same period in 1998. The increase in interest income during the first three months of 1998 was due to a higher investment balance as a result of the $9.0 million received in January from Medeva (discussed above). Interest earned in the future will depend on our funding cycles and prevailing interest rates. Interest expense decreased to $292,000 for the three months ended March 31, 1999, compared with $394,000 for the same period in 1998. The decrease in interest expense was the result of lower balances outstanding for obligations under capital leases and loans, and notes payable.

Net loss for the three months ended March 31, 1999 was $5.9 million compared to $5.3 million for the same period in 1998. The increase in net loss was due to higher cost of product sold and a substantial increase in operating expenses in 1999 as a result of development, marketing and sales activities. The increase was offset for the most part by higher revenue recorded for the quarter that included $5.0 million contract revenue associated with the Medeva agreement. We expect to incur additional losses over the next few years and losses are expected to fluctuate from period to period based on timing of product revenues, clinical material purchases, clinical trial expenses, and possible acquisitions of new products and technologies.

LIQUIDITY AND CAPITAL RESOURCES

Connetics has financed its operations to date primarily through proceeds from its initial public offering in February 1996, six self-managed financings, collaborative arrangements with corporate partners and bank loans. At March 31, 1999, cash, cash equivalents and short-term investments totaled $22.5 million, a decrease of $0.5 million from $23.0 million at December 31, 1998. In the first quarter of 1999, we received $9.0 million from Medeva as a result of a collaborative arrangement.

Cash used in operations for the three months ended March 31, 1999 was $1.4 million compared with $3.5 million for the same period in 1998. Net loss for the first three months of 1998 was affected by non-cash charges of $1.8 million depreciation and amortization expense and $0.6 million deferred compensation expense. Cash outflow for the quarter was primarily for operating activities, including an increase in our net loss to $5.9 million, receivables at March 31, 1999 of $0.7 million due to higher product sales, and inventory of $0.6 million due primarily to carrying Luxiq inventory in preparation for the market launch in April. These increases were partially offset by an increase in accounts payable and accrued liabilities at March 31, 1999 of $2.8 million due to higher development, sales and marketing expenses.

Investing activities, other than the changes in Connetics' short-term investments, consumed $0.7 million in cash during the three month period ended March 31, 1999, due to leasehold improvements and equipment expenditures required for operations.

Cash provided by financing activities was $1.5 million for the three months ended March 31, 1999 compared with cash usage of $0.6 million for the same period in 1997. The agreement with Medeva provided $4.0 million investment in our common stock. This was offset in part by a $2.5 million principal payment to SmithKline for obligations under a promissory note in connection with the Ridaura acquisition.

Working capital decreased by $1.9 million to $10.6 million at March 31, 1999 from $12.5 million at December 31, 1998. The decrease in working capital was due to our use of cash in operations and higher accounts payable and accrued liabilities as a result of increased development, sales and marketing expenses, offset in part by higher accounts receivable, inventory and prepaid expenses.

At March 31, 1999, Connetics had an aggregate of $13.5 million in future obligations of principal payments under capital leases, loans, long-term debt and other obligations, of which $7.6 million is to be paid within the next year.

Connetics has an equity line agreement with an investor that may potentially provide access to capital through sales of our common stock. The three-year equity line became available on June 26, 1998. During the three-year term, if our stock meets certain volume restrictions and trades above $10.00, then up to $500,000 would be drawn against the equity line approximately every three months in exchange for the sale of stock at an approximate minimum price of $10.00.

We believe our existing cash, cash equivalents and short-term investments along with cash generated from the sales of Ridaura, Luxiq and Actimmune, and from financings will be sufficient to fund our operating expenses, debt obligations and capital requirements through early 2000. Our future capital uses and requirements depend on numerous factors, including the progress of our research and development programs, the progress of clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, and enforcing patent claims and other intellectual property rights, competing technological and market developments, our ability to establish other collaborative arrangements, the level of product revenues, the possible acquisition of new products and technologies and the development of commercialization activities. Therefore such capital uses and requirements may increase in future periods. As a result, we will require additional funds prior to reaching profitability and may attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. Other than the equity line agreement discussed above, we currently have no commitments for any additional financings, and there can be no assurance that additional funding will be available to finance our ongoing operations when needed or, if available, that the terms for obtaining such funds will be favorable or will not result in dilution to the our stockholders. Our inability to obtain sufficient funds could require us to delay, scale back or eliminate some or all of our research and development programs, to limit the marketing of our products or to license to third parties the rights to commercialize products or technologies that we would otherwise seek to develop and market ourselves.

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

We have completed an assessment of our core business information systems and related business processes used in our operations, most of which are provided by outside suppliers. To date, we have completed testing and upgrading of approximately 93% of our information technology systems and expect to have all remaining systems upgraded by June 30, 1999. We are approximately 72% complete with the testing and upgrading of our operating equipment and expect the process to be fully completed by June 30, 1999. We have on-line access to our third party distribution service system that includes customer orders, billing, shipping and inventory management. This vendor has made its distribution system Year 2000 compliant, and we converted to the compliant system in November 1998.

Our reliance on key suppliers, and therefore on the proper functioning of their information systems and software, is increasing, and there can be no assurance that another company's failure to address year 2000 issues might not have an adverse effect on Connetics. We have initiated formal communications with each of our significant suppliers and customers to determine the extent of our vulnerability to those third parties' failure to remediate their own Year 2000 issues. We have requested that third party vendors represent their products and services to be Year 2000 compliant and that they have a program to test for Year 2000 compliance. However, the response of those third parties is beyond our control.

We are in the process of evaluating the need for contingency plans with respect to Year 2000 requirements. The necessity of any contingency plan must be evaluated on a case-by-case basis and will vary considerably in nature depending on the Year 2000 issue it may need to address. However, there can be no assurance that we may be able to solve all potential Year 2000 issues, and if we fail to correct a material Year 2000 problem, our normal business activities and operations could be interrupted. Such interruptions could have a material adverse affect on Connetics' results of operations, liquidity and financial condition. To date, Year 2000 costs are not considered to be material to our financial condition. We have incurred and expensed approximately $40,200 and currently estimate that, in order to complete Year 2000 compliance, we will be required to incur total expenditures of approximately $50,000.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Connetics has supply contracts with Boehringer Ingelheim Austria GmbH (for a product under research and development) and CCL Pharmaceuticals Ltd. in the U.K. (for Luxiq). As payments under these contracts are payable in local currency, our financial results could be affected by changes in foreign currency exchange rates. We have a bank loan that is sensitive to movement in interest rates. Interest income from our investments is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

PART II.  OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits. See Index to Exhibits.


(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1999.

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

Date:   May 13, 1999

                               INDEX TO EXHIBITS


Exhibit
Number                             Description
------                             -----------
   10.1        Promotion Agreement effective as of April 1, 1999 between the
               Company and MGI Pharma, Inc.

   10.2*       Co-promotion Agreement effective as of April 1, 1999 between the
               Company and MGI Pharma, Inc.

   10.3*       Amendment No. Two to License Agreement, effective as of January
               15, 1999, between the Company and Genentech, Inc.

   10.4*       Amendment No. Three to License Agreement, effective as of April
               27, 1999, between the Company and Genentech, Inc.

   10.5(M) Restricted Common Stock Purchase Agreement dated March 9, 1999 between the Company and Kirk Raab

   10.6(M) Restricted Common Stock Purchase Agreement dated March 9, 1999 between the Company and Thomas G. Wiggans

   10.7 Collaboration Agreement dated April 27, 1999 between the Company and InterMune Pharmaceuticals, Inc.

   10.8        Series A-1 and A-2 Preferred Stock Purchase Agreement dated April
               27, 1999 among the Company, InterMune Pharmaceuticals, Inc., and various other investors

   10.9*       Transition Agreement dated April 27, 1999 between the Company and
               InterMune Pharmaceuticals, Inc.

   27.1        Financial Data Schedule (EDGAR - filed version only)

---------------
 * The Company has omitted certain portions of this Exhibit and has requested confidential treatment of such portions from the SEC.

(M) Represents a management compensatory plan or arrangement required to be listed as an exhibit to this form pursuant to Item 601(a)(10)(iii) of Regulation S-K.