Form 10-Q
period 1999-06-30
CONNETICS CORP
filed 1999-08-11
CIK 1004960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

As of July 30, 1999, 21,607,764 shares of the Registrant's common stock were outstanding, at $0.001 par value.

                              CONNETICS CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                                                    Page
                                                                                                    ----
PART I.   FINANCIAL INFORMATION

          Item 1. Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets at June 30, 1999 and
                  December 31, 1998 ...............................................................   3

                  Condensed Consolidated Statements of Operations for the three and six
                  months ended June 30, 1999 and 1998 .............................................   4

                  Condensed Consolidated Statements of Cash Flows for the six months
                  ended June 30, 1999 and 1998 ....................................................   5

                  Notes to Condensed Consolidated Financial Statements ............................   6

          Item 2. Management's Discussion and Analysis of Financial Condition and
                  Results of Operations ...........................................................   9

          Item 3. Quantitative and Qualitative Disclosures About Market Risks .....................  14

PART II.  OTHER INFORMATION

          Item 4. Submission of Matters to a Vote of Security Holders .............................  15

          Item 6. Exhibits and Reports on Form 8-K ................................................  16

                       Exhibits ...................................................................  16

                       Reports on Form 8-K ........................................................  16

SIGNATURE .........................................................................................  17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              CONNETICS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                            JUNE 30,       DECEMBER 31,
                                                                                             1999              1998
                                                                                          ----------       ------------
                                                                                          (UNAUDITED)
                                                 ASSETS
Current assets:

     Cash and cash equivalents                                                            $   10,030        $   14,708
     Short-term investments                                                                    5,941             8,312
     Accounts and other receivables                                                            3,373               485
     Other current assets                                                                        956               118
                                                                                          ----------        ----------
         Total current assets                                                                 20,300            23,623

Property and equipment, net                                                                    1,638             1,128
Notes receivable from related parties                                                            385               379
Deposits and other assets                                                                        121               104
License agreements and product rights                                                          2,800             6,160
                                                                                          ----------        ----------
                                                                                          $   25,244        $   31,394
                                                                                          ==========        ==========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                                                     $    2,484        $    1,229
     Accrued and other current liabilities                                                     1,695               879
     Accrued process development expenses                                                        698               644
     Accrued payroll and related expenses                                                      1,136             1,003
     Current portion of notes payable and other liabilities                                    6,358             6,822
     Current portion of capital lease obligations, capital loans and long-term debt            1,354               582
                                                                                          ----------        ----------
         Total current liabilities                                                            13,725            11,159

Noncurrent portion of capital lease obligations, capital loans and long-term debt              3,467             4,002
Other long-term liabilities                                                                       --             3,781

Stockholders' equity:

     Common stock, treasury stock and additional paid-in capital                             111,446           105,285
     Notes receivable from stockholders                                                          (65)              (65)
     Deferred compensation, net                                                                 (125)             (302)
     Accumulated deficit                                                                    (103,183)          (92,469)
     Accumulated other comprehensive income(loss)                                                (21)                3
                                                                                          ----------        ----------
Total stockholders' equity                                                                     8,052            12,452
                                                                                          ----------        ----------
                                                                                          $   25,244        $   31,394
                                                                                          ==========        ==========

            See notes to condensed consolidated financial statements.

                              CONNETICS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                            JUNE 30,                      JUNE 30,
                                                     -----------------------       -----------------------
                                                       1999           1998           1999           1998
                                                     --------       --------       --------       --------
Revenues:

     Product                                         $  4,722       $  1,652       $  6,883       $  3,171
     Contract                                           2,379          1,648          7,379          1,648
                                                     --------       --------       --------       --------
Total revenues                                          7,101          3,300         14,262          4,819

Operating cost and expenses:

     Cost of product revenues                           1,480            312          2,651            607
     License amortization                               1,680          1,680          3,360          3,360
     Research and development                           3,899          3,105          8,580          5,283
     Selling, general and administrative                4,907          3,043         10,501          5,505
     Charge for pre-FDA approved product rights            --          4,000             --          4,000
                                                     --------       --------       --------       --------
Total operating cost and expenses                      11,966         12,140         25,092         18,755
Interest and other income                                 306            234            640            411
Interest expense                                         (232)          (345)          (524)          (739)
                                                     --------       --------       --------       --------
Net loss                                             $ (4,791)      $ (8,951)      $(10,714)      $(14,264)
                                                     ========       ========       ========       ========

Basic and diluted net loss per share                 $  (0.22)      $  (0.54)      $  (0.50)      $  (0.95)
                                                     ========       ========       ========       ========

Shares used to calculate net loss per share            21,382         16,672         21,235         15,081
                                                     ========       ========       ========       ========

            See notes to condensed consolidated financial statements.

                              CONNETICS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                 -----------------------
                                                                                   1999           1998
                                                                                 --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                         $(10,714)      $(14,264)
Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                  3,781          3,817
     Technology acquired in exchange for common stock                                  --          4,010
     Amortization of deferred compensation and other stock related
             compensation charges                                                   1,002            335
     Accrued interest on notes payable                                                 --            259
     Changes in assets and liabilities:
         Accounts receivable                                                       (2,888)         1,209
         Current and other long-term assets                                          (469)          (117)
         Current and other liabilities                                              2,335             34
         Other long-term liabilities                                                 (226)           397
                                                                                 --------       --------
Net cash used in operating activities                                              (7,179)        (4,320)
                                                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of short-term investments                                                (1,901)        (3,971)
Sales and maturities of short-term investments, net                                 4,248          5,666
Capital expenditures                                                                 (931)           (73)
Licensed assets and products rights                                                    --           (308)
                                                                                 --------       --------
Net cash provided by investing activities                                           1,416          1,314
                                                                                 --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES

Payment of notes payable                                                           (3,300)        (1,000)
Payments of obligations under capital leases and capital loans                       (232)        (1,302)
Proceeds from issuance of common stock, net of issuance costs                       4,617         10,243
                                                                                 --------       --------
Net cash provided by financing activities                                           1,085          7,941
                                                                                 --------       --------
Net change in cash and cash equivalents                                            (4,678)         4,935
Cash and cash equivalents at beginning of period                                   14,708          8,452
                                                                                 --------       --------
Cash and cash equivalents at end of period                                       $ 10,030       $ 13,387
                                                                                 ========       ========

SUPPLEMENTARY INFORMATION:

Interest paid                                                                    $    423       $    360

FINANCING ACTIVITY:

Conversion of notes payable into common stock                                    $    719       $     --

            See notes to condensed consolidated financial statements.

                              CONNETICS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Connetics Corporation ("Connetics") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

These financial statements and notes should be read in conjunction with audited financial statements and notes to those financial statements for the year ended December 31, 1998 included in Connetics' Annual Report on Form 10-K.

2. NET LOSS PER SHARE

The computation of diluted earnings per share does not include options to purchase 2,470,256 shares of common stock at exercise prices ranging from $0.4448 to $11.00 and warrants to purchase 1,289,193 shares of common stock at exercise prices ranging from $4.89 to $11.00 as their effect would be antidilutive.

3. COMPREHENSIVE INCOME (LOSS)

During the three and six months ended June 30, 1999, total comprehensive (loss) amounted to $(4.8) million and $(10.7) million compared to $(9.0) million and $(14.3) million for the same periods in 1998, respectively. The components of comprehensive (loss) for the three and six-month periods ended June 30, 1999 and 1998 are as follows:

                                              Three months ended              Six months ended
                                                    June 30,                      June 30,
                                             -----------------------       -----------------------
                                               1999           1998           1999           1998
                                             --------       --------       --------       --------
(In thousands)
Net loss                                     $ (4,791)      $ (8,951)      $(10,714)      $(14,264)
Unrealized gains (loss) on securities             (15)             1            (24)            (1)
Foreign currency translation adjustment            --             --             --             --
                                             --------       --------       --------       --------
Comprehensive income (loss)                  $ (4,806)      $ (8,950)      $(10,738)      $(14,265)
                                             ========       ========       ========       ========

Accumulated other comprehensive income (loss) at June 30, 1999 and December 31, 1998, which consisted of unrealized gains (loss) on securities, were $(22,000) and $3,000, respectively.

4. RESEARCH AND LICENSE AGREEMENTS

In January 1999, Connetics entered into a development, commercialization and supply agreement with Medeva PLC of the United Kingdom ("Medeva") for certain therapeutic indications pertaining to relaxin. Under the terms of the agreement, Medeva paid $8.0 million upon closing, which included a $4.0 million contract fee and a $4.0 million equity investment, and will potentially pay $17.0 million of milestone payments based upon the achievement of development milestones in the U.S. and Europe and $5.0 million for the development and approval of each indication in Europe in addition to scleroderma. Medeva is responsible for all development and commercialization activities in Europe and is required to pay royalties on sales in Europe. In addition, Medeva will reimburse Connetics for 50% of the product development costs in the U.S. up to a maximum of $1.0 million per quarter, for an estimated total of $10.0 million. Connetics also agreed to share U.S. co-promotion rights with Medeva for up to five years, and Medeva will purchase relaxin materials from Connetics. For the three and six months ended June 30, 1999, Connetics recorded $1.0 million and $6.0 million, respectively in contract revenue ($4.0 million in contract fee and $2.0 million for the quarterly reimbursement of product development costs) under this agreement.

In May 1999, Connetics received $791,000 (net of $88,000 international withholding tax) as a milestone payment from Suntory Pharmaceuticals. The milestone payment pertained to a collaboration agreement Connetics entered into with Suntory Pharmaceuticals in April 1998 for the development and commercialization of ConXn(R) (human recombinant relaxin) for the treatment of scleroderma in Japan, and was due upon our initiation of a pivotal trial of ConXn. The 1998 agreement calls for Suntory to pay approximately $14.0 million in license fees and milestone payments to Connetics, be responsible for all development and commercialization expenses in Japan, and pay royalties on sales in Japan for the treatment of scleroderma.

5. SUBSIDIARY SPIN OFF

On April 28, 1999, Connetics executed its plan to spin-off InterMune Pharmaceuticals, Inc. ("InterMune"), through the sale of a majority of its equity ownership to outside investors. Connetics established InterMune to develop ACTIMMUNE(R) (interferon gamma) for infectious and fungal diseases shortly after it in-licensed Actimmune from Genentech, Inc. in May 1998. At the close of the spin-off, Connetics retained approximately a 10% equity position in InterMune, received a license fee payment of $500,000, a $4.7 million dividend payment and will receive an additional $2.0 million in license and milestone payments and $1.5 million in return of equity over the next three years. Connetics will retain commercial rights to and revenue from Actimmune for chronic granulomatous disease for three years and receive a royalty on Actimmune sales thereafter. In addition, Connetics retains the product rights for potential dermatological applications of Actimmune. The gain on the spin-off of approximately $1.1 million has been offset by the operating results of InterMune through April 28, 1999 of approximately $1.0 million and was included in Interest and other income in the Condensed Consolidated Statement of Operations.

6. CO-PROMOTION AGREEMENTS

In March 1999, Connetics entered into two co-promotion agreements with MGI Pharma, Inc. ("MGI"). Under the terms of the agreements, MGI will promote Ridaura and Luxiq to the rheumatology market in the United States in exchange for promotional fees. These arrangements take advantage of MGI's specialty sales force that calls on rheumatologists and oncologists in the United States, and allows Connetics to focus its attention on the dermatology marketplace. For the three and six months ended June 30, 1999, Connetics recorded $250,000 in promotion fees.

7. SUBSEQUENT EVENTS

In July 1999, Connetics entered into a development, commercialization and supply agreement with Paladin Labs Inc., a Canadian corporation, for recombinant human relaxin (ConXn), a potential therapy for the treatment of scleroderma and organ fibrosis. Under the terms of the agreement, Connetics received an initial sum of $800,000, which includes payments for development fees and an equity investment. In addition, Connetics will receive semi-annual development payments and potential milestone payments of approximately $2.5 million over the next several years. Paladin is responsible for all development and commercialization activities in Canada, and will pay royalties on all sales of relaxin in Canada.

Also in July 1999, Connetics entered into an agreement with Soltec Research Pty Ltd., an Australian company, whereby Connetics licensed exclusive worldwide rights (excluding Australia and New Zealand) to develop, manufacture and market ketoconazole foam (a quick-break foam formulation of the antifungal dermatologic drug, ketoconazole). Under the terms of the agreement, Connetics will pay a total of $277,500 in license fees, of which $120,000 was paid upon signing of agreement, $67,500 is due upon the filing of a New Drug Application ("NDA") and $90,000 is due upon FDA approval of product, plus royalties on future product sales, if any, arising from the licensed technology. In addition, Connetics will pay Soltec ten percent (10%) of any upfront payments received in connection with sublicense of the rights to the product.

8. LIQUIDITY AND FINANCIAL VIABILITY

In the course of its development activities, Connetics has sustained continuing operating losses and expects such losses to continue over at least the next few years. Connetics future capital uses and requirements depend on numerous factors, including the progress of its research and development programs, the progress of clinical and advanced-stage clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, and enforcing patent claims and other intellectual property rights, competing technological and market developments, Connetics' ability to establish collaborative arrangements, the level of product revenues, the possible acquisition of new products and technologies, and the development of commercialization activities. Therefore, such capital uses and requirements may increase in future periods. As a result, Connetics will require substantial additional funds prior to reaching profitability and plans to continue to finance its operating activities with a combination of stock sales, through public offerings and self-managed private financings, payments from corporate partnering arrangements, product revenue, bank loans and/or debt financing. The inability to obtain sufficient funds may require Connetics to delay, scale back or eliminate some or all of its research and product development programs, limit the marketing of its products, or license to third parties the rights to commercialize products or technologies that Connetics would otherwise seek to develop and market itself.

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

OVERVIEW

Connetics Corporation acquires, develops and markets products in the areas of dermatology and rheumatology. We market Ridaura(R) (auranofin), a treatment for rheumatoid arthritis, and in January 1999, we began marketing Actimmune(R) (interferon gamma) for the treatment of chronic granulomatous disease ("CGD"), under a license agreement we entered into with Genentech Inc. in May 1998. In March 1999, we received marketing clearance from the U.S. Food and Drug Administration ("FDA") to sell Luxiq(TM) (betamethasone valerate) Foam, 0.12%, for the treatment of steroid responsive scalp dermatoses. Our products under development include OLUX(TM) Foam (clobetasol propionate), 0.05%, for the treatment of moderate to severe scalp dermatoses; ConXn(R) (human recombinant relaxin-H2) for the treatment of scleroderma, infertility and organ fibrosis; and T-cell receptor (TCR) peptide vaccines for the treatment of multiple sclerosis and rheumatoid arthritis. There can be no assurance that any of our potential products will be successfully developed, receive the necessary regulatory approvals or be successfully commercialized.

On April 28, 1999, we executed our plan to spin-off InterMune Pharmaceuticals, Inc. ("InterMune"), through the sale of a majority of our equity ownership to outside investors. InterMune was established to develop Actimmune(R) (interferon gamma) for infectious and fungal diseases shortly after we in-licensed Actimmune from Genentech, Inc. in May 1998. At the close of the spin-off, we retained approximately a 10% equity position in InterMune, received a license fee payment of $500,000, a $4.7 million dividend payment and will receive additional cash and equity payments over the next three years. We will retain commercial rights to and revenue from Actimmune for chronic granulomatous disease for three years and receive a royalty on Actimmune sales thereafter. In addition, we retain the product rights for potential dermatological applications of Actimmune.

On May 14, 1999 we received $791,000 (net of $88,000 international withholding tax) as a milestone payment from Suntory Pharmaceuticals. The milestone payment pertained to a collaboration agreement we entered into with Suntory Pharmaceuticals in April 1998 for the development and commercialization of ConXn for the treatment of scleroderma in Japan, and was due upon our initiation of a pivotal trial of ConXn. The 1998 agreement calls for Suntory to pay approximately $14.0 million in license fees and milestone payments to Connetics over the development period, be responsible for all development and commercialization expenses in Japan, and pay royalties on sales in Japan for the treatment of scleroderma.

RESULTS OF OPERATIONS

REVENUES

                                   Three months ended            Six months ended
                                       June 30,                      June 30,
                                  --------------------        ---------------------
                                   1999          1998           1999          1998
                                  ------        ------        -------        ------
(In thousands)
Product:

Luxiq                             $2,651        $   --        $ 2,651        $   --
Ridaura                              981         1,652          2,250         3,171
Actimmune                          1,090            --          1,982            --
                                  ------        ------        -------        ------
   Total product revenues          4,722         1,652          6,883         3,171

Contract:

Medeva PLC                         1,000            --          6,000            --
Suntory Limited                      879         1,648            879         1,648
InterMune Pharmaceuticals            500            --            500            --
                                  ------        ------        -------        ------
   Total contract revenues         2,379         1,648          7,379         1,648

   Total revenues                 $7,101        $3,300        $14,262        $4,819
                                  ======        ======        =======        ======

Our product revenues, derived from the sales of Luxiq, Ridaura and Actimmune, were $4.7 million and $6.9 million for the three and six months ending June 30, 1999, respectively, compared to $1.7 million and $3.2 million for the same periods in 1998. The increase in total product sales in 1999 was due to sales of Actimmune, which we began shipping in February, and Luxiq, which was launched in April. These sales increases were partially offset by lower sales of Ridaura. In March 1999 we entered into an agreement with MGI Pharmaceuticals, Inc. ("MGI") to promote Ridaura for us, allowing us to shift our commercialization focus from rheumatology to dermatology. It is too early in the relationship to tell what effect, if any, MGI may be able to have on the sales trends for Ridaura, which we believe may be lower in part due to recent introduction of several new rheumatoid arthritis therapies. There can be no assurance that Connetics will be able to market and sell Ridaura successfully or that Ridaura revenues will equal or exceed those achieved in 1998. Moreover, the goal of the sales of Luxiq during the product launch was to establish inventory at wholesalers and therefore additional sales history is needed before a meaningful assessment of the acceptance of Luxiq into the dermatology market in the U.S. can be completed. If we are unable to achieve or sustain market acceptance of our products, our financial condition and results of operations could be materially and adversely affected.

Contract revenues were $2.4 million and $7.4 million for the three and six months ending June 30, 1999, respectively, compared to $1.6 million for the same periods in 1998. For the first six months in 1999, we recorded $6.0 million in contract revenue ($4.0 million of a contract fee and $2.0 million for quarterly reimbursements of product development costs) in connection with our agreement with Medeva (see Note 4 of Notes to Condensed Financial Statements). In addition, we recorded $0.9 million in contract revenue for a milestone payment made by Suntory Pharmaceuticals that pertains to the collaboration agreement for the development and commercialization of ConXn (see Note 4 of Notes to Condensed Financial Statements), and $0.5 million of a license fee associated with the spin-off of InterMune (see above). The $1.6 million contract revenue recorded for the same period in 1998 was for an up-front license fee paid by Suntory Pharmaceuticals under the collaboration agreement for ConXn. Contract revenue is expected to fluctuate significantly depending on the achievement of milestones under existing agreements and new business opportunities that may be identified.

We have separate supply agreements with SmithKline Beecham Corporation and Genentech, Inc. under which SmithKline will manufacture and supply Ridaura in final package form through December 2001, and Genentech will manufacture and supply interferon gamma, in bulk or finished form through May 2001. Our Luxiq product is currently manufactured by CCL Pharmaceuticals in the United Kingdom. In addition, we have a distribution arrangement with CORD Logistics, Inc. ("CORD") whereby customer orders and distribution of our current marketed products are managed by CORD. We also have co-promotion agreements with MGI under which MGI will promote Ridaura and Luxiq to the rheumatology market in the United States in exchange for promotional fees.

Our cost of product revenues includes the costs of Luxiq, Ridaura and Actimmune, royalty payments on these products based on a percentage of our product revenues and product freight and distribution costs from CORD. For the three months and six months ended June 30, 1999, we recorded $1.5 million and $2.7 million in cost of product revenues compared to $0.3 million and $0.6 million for the same periods in 1998, respectively. The increase of $1.2 million and $2.1 million in cost of product revenues is primarily due to incremental costs associated with the sales of Luxiq and Actimmune, including higher product and royalty costs. Amortization expense associated with the acquisition of product rights to Ridaura were $1.7 million and $3.4 million for the same periods in 1999 and 1998, respectively.

Although the effective closing date of our InterMune spin-off transaction to outside investors through the sale of our equity ownership was April 28, 1999, the amount of funding was based on the book value of InterMune at December 31, 1998. The terms of our agreement with outside investors call for the reimbursement of all 1999 expenses associated with InterMune. Accordingly we recorded an adjustment to reflect $0.9 million reduction for first quarter expenses in the quarter ended June 30, 1999. The gain of the spin-off of approximately $1.1 million has been offset by the operating results of InterMune through April 28, 1999 of approximately $1.0 million and was recorded as other income.

Research and development expenses were $3.9 million and $8.6 million for the three and six months ended June 30, 1999 compared to $3.1 million and $5.3 for the same periods in 1998, respectively. The increase in research and development expenses of $3.3 million in the first six months of 1999 was due to the commencement of relaxin manufacturing activities (which accounted for approximately 79% of the increase), the initiation of a 200 patient Phase II/III pivotal trial of ConXn for the treatment of scleroderma in February, and staffing up of our development organization. Research and development expenses are expected to increase over the next few quarters due to relaxin manufacturing activity, ConXn clinical trial activities, pre-manufacturing start-up costs associated with qualifying a new supplier for OLUX and possible acquisition of new technologies and products.

Selling, general and administrative expenses increased to $4.9 million and $10.5 million for the three and six months ended June 30, 1999 compared to $3.0 million and $5.5 million for the same periods in 1998, respectively. The increase in expenses in 1999 was primarily due to further staffing up of the sales organization (52 employees as of June 30, 1999 compared to 22 as of June 30, 1998), market launch expenses associated with Luxiq, increased activities of an established sales and marketing organization, and stock compensation related expenses. In addition, under our co-promotion agreement with MGI for Luxiq and Ridaura, we incurred $0.3 million in promotion fees. Selling, general and administrative expenses are expected to increase primarily due to costs associated with selling and marketing Luxiq, Ridaura and Actimmune, additional hiring of sales representatives, and possible launching of acquired products.

Interest and other income was $0.2 million and $0.5 million for the three and six months ended June 30, 1999, compared with $0.2 million and $0.4 million for the same periods in 1998, respectively. The increase in interest income during the first six months of 1999 was due to a higher investment balance as a result of the $9.0 million received in January from Medeva and $0.8 million received in May from Suntory (see Note 4 of Notes to Condensed Financial Statements). We also recorded a $0.1 million net gain during the three and six months ending June 30, 1999 from the spin-off of InterMune. Interest earned in the future will depend on our funding cycles and prevailing interest rates.

Interest expense decreased to $0.2 million and $0.5 million for the three and six months ended June 30, 1999, compared with $0.3 million and $0.7 million for the same periods in 1998, respectively. The decrease in interest expense was the result of lower balances outstanding for obligations under capital leases and loans, and notes payable.

Net loss for the three and six months ended June 30, 1999 was $4.8 million and $10.7 million compared to $9.0 million and $14.3 million for the same periods in 1998, respectively. The decrease in net loss was due to higher product and contract revenues offset in part by higher cost of product sold and a substantial increase in operating expenses in 1999 as a result of development, marketing and sales activities. We expect to incur additional losses over the next few years and losses are expected to fluctuate from period to period based on timing of product revenues, clinical material purchases, clinical trial expenses, and possible acquisitions of new products and technologies.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations to date primarily through proceeds from our initial public offering in February 1996, six self-managed financings, collaborative arrangements with corporate partners, and bank loans. At June 30, 1999, cash, cash equivalents and short-term investments totaled $16.0 million compared to $23.0 million at December 31, 1998, and accounts receivable totaled $3.4 million compared to $0.5 million for the same periods, respectively. Our cash reserves are held in a variety of interest-bearing instruments including high-grade corporate bonds, commercial paper and money market accounts.

Cash used in operations for the six months ended June 30, 1999 was $7.2 million compared with $4.3 million for the same period in 1998. Net loss of $10.7 million for the first six months of 1999 was affected by non-cash charges of $3.8 million depreciation and amortization expense and $1.0 million deferred compensation expense. Cash outflow for the six months was primarily for operating activities, including growth in both our accounts receivable due to extended terms offered during the launch of Luxiq and inventory due primarily to carrying three products, and changes in long term liabilities. Cash usage was partially offset by an increase in accounts payable related to higher development, sales and marketing expenses.

Investing activities, other than the changes in Connetics' short-term investments, consumed $0.9 million in cash during the first six months in 1999 due to leasehold improvements and equipment expenditures required for operations.

Cash provided by financing activities was $1.1 million for the six months ended June 30, 1999 compared to $7.9 million for the same period in 1998. Our agreement with Medeva provided $4.0 million investment in our common stock in the 1999 period. This was offset in part by a $3.3 million principal payment to SmithKline for obligations under a promissory note in connection with the Ridaura acquisition.

Working capital decreased by $5.9 million to $6.6 million at June 30, 1999 from $12.5 million at December 31, 1998. The decrease in working capital was due to our use of cash in operations, higher accounts payable and accrued liabilities as a result of increased development, sales and marketing expenses, and payment of debt obligations, offset in part by higher accounts receivable, inventory and prepaid expenses.

At June 30, 1999, we have an aggregate of $11.1 million in future obligations of principal payments under capital leases, loans, long-term debt and other obligations, of which $7.6 million is to be paid within the next year.

We have an equity line agreement with an investor that may potentially provide access to capital through sales of our common stock. The three-year equity line became available on June 26, 1998. During the three-year term, if our stock meets certain volume restrictions and trades above $10.00, then up to $500,000 would be drawn against the equity line approximately every three months in exchange for the sale of stock at an approximate minimum price of $10.00.

We believe our existing cash, cash equivalents and short-term investments along with cash generated from the sales of Ridaura, Luxiq and Actimmune, and from financings including cash received through the collaborative arrangements with corporate partners, will be sufficient to fund our operating expenses, debt obligations and capital requirements through the second quarter of 2000. Our future capital uses and requirements depend on numerous factors, including the progress of our research and development programs, the progress of clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, and enforcing patent claims and other intellectual property rights, competing technological and market developments, our ability to establish other collaborative arrangements, the level of product revenues, the possible acquisition of new products and technologies and the development of commercialization activities. Therefore such capital uses and requirements may increase in future periods. As a result, we will require additional funds prior to reaching profitability and may attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. Other than the equity line agreement discussed above, we currently have no commitments for any additional financings, and there can be no assurance that additional funding will be available to finance our ongoing operations when needed or, if available, that the terms for obtaining such funds will be favorable or will not result in dilution to the our stockholders. Our inability to obtain sufficient funds could require us to delay, scale back or eliminate some or all of our research and development programs, to limit the marketing of our products or to license to third parties the rights to commercialize products or technologies that we would otherwise seek to develop and market ourselves.

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

We have completed an assessment of our core business information systems and related business processes used in our operations, most of which are provided by outside suppliers. To date, we have completed testing and upgrading of approximately 98% of our information technology systems and expect to have all remaining systems upgraded by September 30, 1999. We are approximately 76% complete with the testing and upgrading of our operating equipment and expect the process to be fully completed by September 30, 1999. We have on-line access to our third party distribution service system that includes customer orders, billing, shipping and inventory management. This vendor has made its distribution system Year 2000 compliant, and we converted to the compliant system in November 1998.

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

We are in the process of evaluating the need for contingency plans with respect to Year 2000 requirements. The necessity of any contingency plan must be evaluated on a case-by-case basis and will vary considerably in nature depending on the Year 2000 issue it may need to address. However, there can be no assurance that we may be able to solve all potential Year 2000 issues, and if we fail to correct a material Year 2000 problem, our normal business activities and operations could be interrupted. Such interruptions could have a material adverse affect on Connetics' results of operations, liquidity and financial condition. To date, Year 2000 costs are not considered to be material to our financial condition. We have incurred and expensed approximately $40,200 and currently estimate that, in order to complete Year 2000 compliance, we will be required to incur total expenditures of approximately $75,000.

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

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On May 19, 1999, the Company held its annual meeting of stockholders. At the meeting, the stockholders approved the following matters by the following votes:

      1)    Election of the following directors:

                                                                FOR                WITHHELD
                                                             ----------            -------
           G. Kirk Raab                                      18,821,569            274,289
           Thomas G. Wiggans                                 18,821,808            274,050
           Alexander E. Barkas, Ph.D.                        18,764,455            331,403
           Eugene A. Bauer, M.D.                             18,822,608            273,250
           Brian H. Dovey                                    18,822,308            273,550
           John C. Kane                                      18,822,608            273,250
           Thomas D. Kiley, Esq.                             18,819,080            276,778
           Joseph J. Ruvane, Jr.                             18,769,483            326,375

      2) Approval of amendments to the Company's 1994 Stock Plan to increase the number of shares issuable thereunder to an aggregate of 3,100,000 shares.

                          FOR               AGAINST            ABSTAIN
                       ----------          ---------           -------
                       13,757,301          1,066,161            55,700

      3) Approval of amendments to the Company's 1995 Directors' Stock Plan to increase the number of shares issuable thereunder to an aggregate of 400,000.

                          FOR               AGAINST            ABSTAIN
                       ----------          ---------           -------
                       13,994,495           828,717             55,950

      4) Adoption of a new Year 2000 Stock Plan with the maximum number of shares reserved and available for issuance to be 8,000,000.

                          FOR               AGAINST            ABSTAIN
                       ----------          ---------           -------
                       13,708,189          1,105,505            65,468

      5) Ratification of the appointment of Ernst & Young LLP to serve as the Company's independent auditors for the fiscal year ending
            December 31, 1999.

                          FOR               AGAINST            ABSTAIN
                       ----------          ---------           -------
                       19,062,008            4,200              29,650

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

    10.1*   Relaxin Development, commercialization and License Agreement dated July 7, 1999 between the Company and Paladin Labs Inc.

    10.2 Common Stock Purchase Agreement dated July 7, 1999 between the Company and Paladin Labs Inc.

    10.3    Registration Rights Agreement dated July 7, 1999 between the Company and
            Paladin Labs Inc.

    10.4*   License Agreement (Ketoconazole) dated July 14, 1999 between the
            Company and Soltec Research Pty Limited.

    27.1    Financial Data Schedule (EDGAR - filed version only)

* The Company has omitted certain portions of this Exhibit and has requested confidential treatment of such portions from the SEC.

(b)   Reports on Form 8-K.

      We did not file any Reports on Form 8-K during the quarter ended June 30, 1999.

SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CONNETICS CORPORATION

                                        By:        /s/ JOHN L. HIGGINS
                                            ------------------------------------
                                                       John L. Higgins
                                                Vice President, Finance and
                                                        Administration
                                                and Chief Financial Officer

Date: August 11, 1999

                                 Exhibit Index

Exhibit
Number                                 Description
-------                                -----------
10.1*    Relaxin Development, commercialization and License Agreement dated
         July 7, 1999 between the Company and Paladin Labs Inc.

10.2 Common Stock Purchase Agreement dated July 7, 1999 between the Company and Paladin Labs Inc.

10.3 Registration Rights Agreement dated July 7, 1999 between the Company and Paladin Labs Inc.

10.4*    License Agreement (Ketoconazole) dated July 14, 1999 between the
         Company and Soltec Research Pty Limited.

27.1     Financial Data Schedule (EDGAR - filed version only)

* The Company has omitted certain portions of this Exhibit and has requested confidential treatment of such portions from the SEC.