Form 10-Q
period 1999-09-30
CONNETICS CORP
filed 1999-11-12
CIK 1004960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999


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








Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No ___

As of October 29, 1999, 26,437,703 shares of the Registrant's common stock were outstanding, at $0.001 par value.

                              CONNETICS CORPORATION

                          Quarterly Report on FORM 10-Q
                     For the period Ended SEPTEMBER 30, 1999

                                TABLE OF CONTENTS



                                                                                                                     Page
                                                                                                                     ----
PART I.    FINANCIAL INFORMATION

           Item 1.     Condensed Consolidated Financial Statements

                       Condensed Consolidated Balance Sheets at September 30, 1999 and December 31,
                       1998.....................................................................................       3

                       Condensed Consolidated Statements of Operations for the three and nine months ended
                       September 30, 1999 and 1998 .............................................................       4

                       Condensed Consolidated Statements of Cash Flows for the nine months ended September
                       30, 1999 and 1998 .......................................................................       5

                       Notes to Condensed Consolidated Financial Statements.....................................       6

           Item 2.     Management's Discussion and Analysis of Financial Condition and
                       Results of
                       Operations...............................................................................       9

           Item 3.     Quantitative and Qualitative Disclosures About Market Risks..............................      14

PART II.   OTHER INFORMATION

           Item 6.     Exhibits and Reports on Form 8-K.........................................................      15


                          Exhibits..............................................................................      15

                                 Reports on Form 8-K............................................................      15

SIGNATURE                    ...................................................................................      16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              CONNETICS CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                       September 30,        December 31,
                                                                                            1999                1998
                                                                                      -----------------   -----------------
                                                                                        (Unaudited)           (Note 1)
                                              Assets
Current assets:
     Cash and cash equivalents                                                            $   8,187           $  14,708
     Short-term investments                                                                   5,425               8,312
     Accounts and other receivables                                                             580                 485
     Other current assets                                                                       887                 118
                                                                                      -----------------   -----------------
         Total current assets                                                                15,079              23,623

Property and equipment, net                                                                   1,625               1,128
Notes receivable from related parties                                                           249                 379
Deposits and other assets                                                                       121                 104
License agreements and product rights                                                         1,120               6,160
                                                                                      -----------------   -----------------

                                                                                         $   18,194          $   31,394
                                                                                      =================   =================

                               Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                                   $     2,433         $     1,229
     Accrued and other current liabilities                                                    2,761                 879
     Accrued process development expenses                                                       704                 644
     Accrued payroll and related expenses                                                     1,545               1,003
     Current portion of notes payable and other liabilities                                   5,233               6,822
     Current portion of capital lease obligations, capital loans and long-term debt           1,553                 582
                                                                                      -----------------   -----------------
         Total current liabilities                                                           14,229              11,159

Non-current portion of capital lease obligations, capital loans and long-term debt            3,115               4,002
Other long-term liabilities                                                                      --               3,781

Stockholders' equity:
     Common stock, treasury stock and additional paid-in capital                            112,069             105,285
     Notes receivable from stockholders                                                          --                 (65)
     Deferred compensation, net                                                                 (47)               (302)
     Accumulated deficit                                                                   (111,165)            (92,469)
     Accumulated other comprehensive income(loss)                                                (7)                  3
                                                                                      -----------------   -----------------
Total stockholders' equity                                                                      850              12,452
                                                                                      =================   =================

                                                                                         $   18,194          $   31,394
                                                                                      =================   =================

            See notes to condensed consolidated financial statements.


Note 1: The balance sheet at December 31, 1998 has been derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                              CONNETICS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                             Three Months Ended               Nine Months Ended
                                                                September 30,                   September 30,
                                                        ------------------------------  ------------------------------
                                                            1999            1998            1999            1998
                                                        --------------  --------------  --------------  --------------
Revenues:
     Product                                               $  4,773        $  2,209       $ 11,656        $  5,380
     Contract                                                 1,400              --          8,779           1,648
                                                        --------------  --------------  --------------  --------------
Total revenues                                                6,173           2,209         20,435           7,028

Operating cost and expenses:
     Cost of product revenues                                 1,628             419          4,279           1,026
     License amortization                                     1,680           1,680          5,040           5,040
     Research and development                                 5,783           3,185         14,363           8,468
     Selling, general and administrative                      5,032           3,162         15,533           8,667
     Charge for pre-FDA approved product rights                  --              --             --           4,000
                                                        --------------  --------------  --------------  --------------
Total operating cost and expenses                            14,123           8,446         39,215          27,201
Interest and other income                                       193             193            833             604
Interest expense                                               (225)           (292)          (749)         (1,031)
                                                        --------------  --------------  --------------  --------------
Net loss                                                   $ (7,982)       $ (6,336)      $(18,696)       $(20,600)
                                                        ==============  ==============  ==============  ==============

Basic and diluted net loss per share                       $  (0.37)       $  (0.37)      $  (0.88)       $  (1.30)
                                                        ==============  ==============  ==============  ==============

Shares used to calculate net loss per share                  21,588          17,207         21,353          15,790
                                                        ==============  ==============  ==============  ==============



            See notes to condensed consolidated financial statements.

                              CONNETICS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                             ---------------------------------
                                                                                  1999             1998
                                                                             ---------------   ---------------
Cash flows from operating activities
Net loss                                                                     $   (18,696)      $   (20,600)

Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                 5,659             5,654
     Technology acquired in exchange for common stock                                  -             4,010
     Amortization of deferred compensation and other stock related
             compensation charges                                                  1,199               441
     Accrued interest on notes payable                                                 -               389
     Changes in assets and liabilities:
         Accounts receivable                                                         (95)              606
         Current and other long-term assets                                         (199)           (1,980)
         Current and other liabilities                                             3,740               222
         Other long-term liabilities                                                (551)              582
                                                                             ---------------   ---------------

Net cash used in operating activities                                             (8,943)          (10,676)
                                                                             ---------------   ---------------

Cash flows from investing activities
Purchases of short-term investments                                               (2,390)           (5,280)
Sales and maturities of short-term investments, net                                5,267             6,553
Capital expenditures                                                              (1,116)             (186)
Licensed assets and products rights                                                    -              (308)
                                                                             ---------------   ---------------

Net cash provided by investing activities                                          1,761               779
                                                                             ---------------   ---------------

Cash flows from financing activities
Proceeds from bank loan                                                                -             1,500
Payment of notes payable                                                          (4,100)           (2,100)
Payments of obligations under capital leases and capital loans                      (360)           (2,069)
Proceeds from issuance of common stock, net of issuance costs                      5,121            10,393
                                                                             ---------------   ---------------

Net cash provided by financing activities                                            661             7,724
                                                                             ---------------   ---------------

Net change in cash and cash equivalents                                           (6,521)           (2,173)
Cash and cash equivalents at beginning of period                                  14,708             8,452
                                                                             ===============   ===============

Cash and cash equivalents at end of period                                   $     8,187       $     6,279
                                                                             ===============   ===============

Supplementary information:
Interest paid                                                                $        658     $         534

Financing activity:
Conversion of notes payable into common stock                                $        719     $           -


            See notes to condensed consolidated financial statements.

                              CONNETICS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)



1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Connetics Corporation ("Connetics") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

These financial statements and notes should be read in conjunction with audited financial statements and notes to those financial statements for the year ended December 31, 1998 included in our Annual Report on Form 10-K.


2.   Net Loss per Share

The computation of diluted earnings per share does not include options to purchase 2,758,016 shares of common stock at exercise prices ranging from $0.4448 to $11.00 and warrants to purchase 1,310,193 shares of common stock at exercise prices ranging from $4.89 to $11.00 as their effect would be antidilutive.


3.   Comprehensive Income (Loss)

During the three and nine months ended September 30, 1999, total comprehensive
(loss) amounted to $(8.0) million and $(18.7) million compared to $(6.3) million and $(20.6) million for the same periods in 1998. The components of comprehensive (loss) for the three and nine-month periods ended September, 1999 and 1998 are as follows:

                                                   Three months ended September 30,    Nine months ended September 30,
                                                   --------------------------------    -------------------------------
     (In thousands)                                     1999             1998               1999            1998
                                                   --------------    --------------    --------------   --------------
     Net loss                                          $(7,982)         $(6,336)           $(18,696)      $(20,600)
     Unrealized gains (loss) on securities                  14                4                 (10)             3
     Foreign currency translation adjustment                --               --                  --             --
                                                   --------------    --------------     --------------  --------------
     Comprehensive income (loss)                       $(7,968)         $(6,332)           $(18,706)       $(20,597)
                                                   ==============    ==============     ==============  ==============

Accumulated other comprehensive income (loss) at September 30, 1999 and December 31, 1998, which consisted of unrealized gains (loss) on securities, were $(7,000) and $3,000.

4.   Research and License Agreements

In January 1999, Connetics entered into a development, commercialization and supply agreement with Medeva PLC of the United Kingdom ("Medeva") for certain therapeutic indications pertaining to relaxin. Under the terms of the agreement, Medeva paid $8.0 million upon closing, which included a $4.0 million contract fee and a $4.0 million equity investment, and will potentially pay $17.0 million of milestone payments based upon the achievement of development milestones in the U.S. and Europe and $5.0 million for the development and approval of each indication in Europe in addition to scleroderma. Medeva is responsible for all development and commercialization activities in Europe and is required to pay royalties on sales in Europe. In addition, Medeva will reimburse us for 50% of the product development costs in the U.S. up to a maximum of $1.0 million per quarter, for an estimated total of $10.0 million. We also agreed to share U.S. co-promotion rights with Medeva for up to five years, and Medeva will purchase relaxin materials from us. For the three and nine months ended September 30, 1999, we recorded $1.0 million and $7.0 million, respectively in contract revenue ($4.0 million in contract fee and $3.0 million for the quarterly reimbursement of product development costs) under this agreement.

In May 1999, we received $791,000 (net of $88,000 international withholding tax) as a milestone payment from Suntory Pharmaceuticals. The milestone payment pertained to a collaboration agreement Connetics entered into with Suntory Pharmaceuticals in April 1998 for the development and commercialization of ConXn(R) (human recombinant relaxin) for the treatment of scleroderma in Japan, and was due upon our initiation of a pivotal trial of ConXn. The 1998 agreement calls for Suntory to pay approximately $14.0 million in license fees and milestone payments to us, be responsible for all development and commercialization expenses in Japan, and pay royalties on sales in Japan for the treatment of scleroderma.

In July 1999, we entered into a development, commercialization and supply agreement with Paladin Labs Inc., a Canadian corporation, for ConXn, a potential therapy for the treatment of scleroderma and organ fibrosis. Under the terms of the agreement, we received an initial sum of $800,000, which includes payments for development fees and an equity investment. In addition, we will receive semi-annual development payments and potential milestone payments of approximately $2.4 million over the next several years. Paladin is responsible for all development and commercialization activities in Canada, and will pay royalties on all sales of relaxin in Canada. For the three and nine months ended September 30, 1999, we recorded $0.4 million in contract revenue under this agreement.

Also in July 1999, we entered into an agreement with Soltec Research Pty Ltd., an Australian company, for exclusive worldwide rights (excluding Australia and New Zealand) to develop, manufacture and market ketoconazole foam (a quick-break foam formulation of the antifungal dermatologic drug, ketoconazole). Under the terms of the agreement, we will pay a total of $277,500 in license fees, of which $120,000 was paid upon signing of agreement, $67,500 is due upon the filing of a New Drug Application ("NDA") and $90,000 is due upon FDA approval of product, plus royalties on future product sales, if any, arising from the licensed technology. In addition, we will pay Soltec ten percent (10%) of any upfront payments received in connection with sublicense of the rights to the product.

5.   Subsidiary Spin Off

On April 28, 1999, we spun-off InterMune Pharmaceuticals, Inc. ("InterMune"), through the sale of a majority of our equity ownership to outside investors. We established InterMune to develop Actimmune(R) (interferon gamma) for infectious and fungal diseases shortly after we in-licensed Actimmune from Genentech, Inc. in May 1998. At the close of the spin-off, we retained approximately a 10% equity position in InterMune, received a license fee payment of $500,000, a $4.7 million dividend payment and will receive an additional $2.0 million in license and milestone payments and $1.5 million in return of equity over the next three years. We will retain commercial rights to and revenue from

Actimmune for chronic granulomatous disease for three years and receive a royalty on Actimmune sales thereafter. In addition, we retain the product rights for potential dermatological applications of Actimmune. The gain on the spin-off of approximately $1.1 million has been offset by the operating results of InterMune through April 28, 1999 of approximately $1.0 million and was included in interest and other income in the Condensed Consolidated Statement of Operations.


6.   Co-promotion Agreements

In March 1999, we entered into two co-promotion agreements with MGI Pharma, Inc. ("MGI"). Under the terms of the agreements, MGI will promote Ridaura and Luxiq to the rheumatology market in the United States in exchange for promotional fees. These arrangements take advantage of MGI's specialty sales force that calls on rheumatologists and oncologists in the United States, and allows us to focus our attention on the dermatology marketplace. For the nine months ended September 30, 1999, we recorded $500,000 in promotion fees.


7.   Subsequent Event

On October 1, 1999, we completed a public offering of 4.8 million primary shares of common stock resulting in net proceeds of approximately $21.4 million. The underwriting group for the offering exercised an option to purchase 120,000 shares on November 1, 1999 to cover over-allotments resulting in additional net proceeds of approximately $0.5 million. Net proceeds from this offering will be used to fund the expansion of commercialization activities, additions to our dermatology pipeline through in-license or acquisition, the expansion of our ConXn development program in the area of scleroderma and infertility treatment, and for general corporate purposes.

8.   Liquidity and Financial Viability

In the course of our development activities, we have sustained continuing operating losses and expect such losses to continue over at least the next few years. Our future capital uses and requirements depend on numerous factors, including the progress of our research and development programs, the progress of clinical and advanced-stage clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, and enforcing patent claims and other intellectual property rights, competing technological and market developments, our ability to establish collaborative arrangements, the level of product revenues, the possible acquisition of new products and technologies, and the development of commercialization activities. Therefore, such capital uses and requirements may increase in future periods. As a result, we may require additional funds prior to reaching profitability and may attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. The inability to obtain sufficient funds may require us to delay, scale back or eliminate some or all of our research and product development programs, limit the marketing of our products, or license to third parties the rights to commercialize products or technologies that we would otherwise seek to develop and market ourselves.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note: Except for the historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains forward-looking statements that involve risks and uncertainties. Connetics' actual results of operations could differ materially from those anticipated in such forward-looking statements as a result of various factors, including those identified below. Potential risks and uncertainties include, without limitation, uncertainty of product development and market acceptance of a product once developed; uncertainty of future Ridaura(R), Luxiq(TM) and Actimmune(R) revenues and costs; uncertainty of clinical trials results; uncertainty of future profitability; future capital requirements and uncertainty of future funding; and risks associated with possible future product acquisitions. In particular, the factors set forth in the Connetics' Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1998 and Registration Statement on Form S-3 (Registration No. 333-85833 dated September 30, 1999) may cause actual results to vary from those contemplated by certain forward-looking statements set forth in this report and should be considered carefully in addition to other information presented in this report.

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

Overview

Connetics is a pharmaceutical company focused on developing and commercializing products for specialty medical markets, with an emphasis on the dermatology field. In March 1999, we received marketing clearance from the U.S. Food and Drug Administration ("FDA") to sell Luxiq(TM) (betamethasone valerate) Foam, 0.12%, for the treatment of steroid responsive scalp dermatoses. In addition, we market Riduara(R) (auranofin), a treatment for rheumatoid arthritis, and in January 1999, we began marketing Actimmune(R) (interferon gamma) for the treatment of chronic granulomatous disease ("CGD"), under a license agreement we entered into with Genentech Inc. in May 1998. Our products under development include primarily OLUX(TM) Foam (clobetasol propionate) 0.05%, for the treatment of moderate to severe scalp dermatoses, and ConXn(R) (human recombinant relaxin-H2) for the treatment of scleroderma, infertility, peripheral vascular disease and organ fibrosis. There can be no assurance that any of our potential products will be successfully developed, receive the necessary regulatory approvals or be successfully commercialized.

On April 28, 1999, we spun-off our subsidiary, InterMune Pharmaceuticals, Inc., by selling a majority interest to outside investors. InterMune was established in 1998 to develop Actimmune for infectious and fungal diseases. We have retained approximately a 10% equity position in InterMune, received a license fee payment of $500,000 and will receive additional cash and equity payments over the next three years. We have retained the rights to Actimmune for the treatment of infections resulting from chronic granulomatous disease through December 31, 2001.

In July 1999, we entered into a development, commercialization and supply agreement with Paladin Labs Inc., a Canadian corporation, for ConXn, a potential therapy for the treatment of scleroderma and organ fibrosis. Under the terms of the agreement, we received an initial sum of $800,000, which includes payments for development fees and an equity investment. In addition, we will receive semi-annual development payments and potential milestone payments of approximately $2.4 million over the next several years. Paladin is responsible for all development and commercialization activities in Canada, and will pay royalties on all sales of relaxin in Canada. For the three and nine months ended September 30, 1999, we recorded $0.4 million in contract revenue under this agreement.

Also in July 1999, we entered into an agreement with Soltec Research Pty Ltd., an Australian company, for exclusive worldwide rights (excluding Australia and New Zealand) to develop, manufacture and market ketoconazole foam (a quick-break foam formulation of the antifungal dermatologic drug, ketoconazole). Under the terms of the agreement, we will pay a total of $277,500 in license fees, of which $120,000 was paid upon signing of agreement, $67,500 is due upon the filing of a New Drug Application ("NDA") and $90,000 is due upon FDA approval of product, plus royalties on future product sales, if any, arising from the licensed technology. In addition, we will pay Soltec ten percent (10%) of any upfront payments received in connection with sublicense of the rights to the product.

Results of Operations

Revenues

                                                   Three months ended September 30,    Nine months ended September 30,
                                                   --------------------------------    -------------------------------
     (In thousands)                                     1999              1998                 1999             1998
                                                   --------------    --------------    --------------   --------------
     Product:
     Luxiq                                             $ 1,364           $    --           $ 4,015          $    --
     Ridaura                                             2,035             2,209             4,285            5,380
     Actimmune                                           1,374                --             3,356               --
                                                   ---------------    -------------    --------------   --------------
        Total product revenues                           4,773             2,209            11,656            5,380

     Contract:
     Medeva PLC                                          1,000                --             7,000               --
     Suntory Limited                                        --                --               879            1,648
     Paladin Labs                                          400                --               400
     InterMune Pharmaceuticals                              --                --               500               --
                                                   ---------------    -------------    --------------   --------------
        Total contract revenues                          1,400                --             8,779            1,648

      Total revenues                                   $ 6,173           $ 2,209           $20,435          $ 7,028
                                                   ===============    =============    ==============   ==============

Our product revenues, derived from the sales of Luxiq, Ridaura and Actimmune, were $4.8 million and $11.7 million for the three and nine months ending September 30, 1999, respectively, compared to $2.2 million and $5.4 million for the same periods in 1998. The increase in total product sales in 1999 was due to sales of Actimmune, which we began shipping in February, and Luxiq, which was launched in April. These sales increases were partially offset by lower sales of Ridaura. In March 1999 we entered into an agreement with MGI Pharmaceuticals, Inc. ("MGI") to promote Ridaura for us, allowing us to shift our commercialization focus from rheumatology to dermatology. We expect Ridaura to continue to experience decreased sales due to competition from new products. There can be no assurance that Connetics and MGI will be able to market and sell Ridaura successfully or that Ridaura revenues will equal those achieved in 1998. The sale of Luxiq during the product launch in the quarter ending June 30, 1999 was to establish inventory at wholesalers. Although we are seeing growth in prescription demand in the quarter ending September 30, 1999, additional sales history is needed (as wholesaler inventories of Luxiq normalize over the next couple of quarters) before a meaningful assessment of the acceptance of Luxiq into the dermatology market in the U.S. can be completed. If we are unable to achieve or sustain market acceptance of our products, our financial condition and results of operations could be materially and adversely affected.

Contract revenues were $1.4 million and $8.8 million for the three and nine months ending September 30, 1999, respectively, compared to $1.6 million for the nine-month period in 1998. During the nine months in 1999, we recorded $7.0 million in contract revenue ($4.0 million of a contract fee and $3.0 million for quarterly reimbursements of product development costs) in connection with our agreement with Medeva (see Note 4 of Notes to Condensed Financial Statements). In addition, we recorded $0.9 million for a milestone payment made by Suntory Pharmaceuticals, $0.4 million for an up-front license fee made by Paladin Labs and $0.5 million for a license fee associated with the spin-off of InterMune (see above). Payments made by Suntory Pharmaceuticals and Paladin Labs are associated with collaboration agreements for ConXn (see Note 4 of Notes to Condensed Financial Statements). The $1.6 million contract revenue recorded for the same period in 1998 was for an up-front license fee paid by Suntory Pharmaceuticals under the collaboration agreement for ConXn. Contract revenue is expected to fluctuate significantly depending on the achievement of milestones under existing agreements and new business opportunities that may be identified.

Cost of Revenues

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

Our cost of product revenues includes the costs of Luxiq, Ridaura and Actimmune, royalty payments on these products based on a percentage of our product revenues and product freight and distribution costs from CORD. For the three months and nine months ended September 30, 1999, we recorded $1.6 million and $4.3 million in cost of product revenues compared to $0.4 million and $1.0 million for the same periods in 1998. The increase of $1.2 million and $3.3 million in cost of product revenues is primarily due to incremental costs associated with the sales of Luxiq and Actimmune, including higher product and royalty costs. Amortization expense associated with the acquisition of product rights to Ridaura were $1.7 million and $5.0 million for the three and nine month periods in 1999 and 1998.

Research and Development

Research and development expenses were $5.8 million and $14.4 million for the three and nine months ended September 30, 1999 compared to $3.2 million and $8.5 for the same periods in 1998. The increase in research and development expenses of $5.9 million in 1999 was due to:

o the commencement of ConXn manufacturing scale-up activities, which accounted for approximately 76% of the increase;

o the initiation of a 240 patient Phase II/III pivotal trial of ConXn for the treatment of scleroderma in February; and

o    staffing up of our development organization.

Research and development expenses are expected to increase over the next few quarters due to relaxin manufacturing activity, ConXn clinical trial activities, pre-manufacturing start-up costs associated with qualifying a new supplier for OLUX and possible acquisition of new technologies and products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $5.0 million and $15.5 million for the three and nine months ended September 30, 1999 compared to $3.2 million and $8.7 million for the same periods in 1998. The increase of $6.9 million in expenses in 1999 was primarily due to:

o the increase in our sales and marketing staff to 54 as of September 30, 1999 compared to 27 for the same period in 1998;

o    market launch expenses associated with Luxiq;

o    co-promotion fees for Luxiq and Ridaura;

o    increased activities of an established sales and marketing organization;
     and

o    stock compensation related expenses.

Under our co-promotion agreement with MGI to promote Luxiq and Ridaura to the Rheumatology market in United States, we incurred $0.5 million in promotion fees in the nine months ended September 30, 1999. Selling, general and administrative expenses are expected to increase primarily due to costs associated with selling and marketing Luxiq, Ridaura and Actimmune, additional hiring of sales representatives, and commercialization expenses associated with products we may acquire.

Interest and Other Income (Expense), net

Interest and other income was $0.2 million and $0.8 million for the three and nine months ended September 30, 1999, compared with $0.2 million and $0.6 million for the same periods in 1998. The increase in interest income during 1999 was due to a higher investment balance as a result of the $9.0 million received in January from Medeva, $0.8 million received in May from Suntory and $0.8 million received in July from Paladin Labs (see Note 4 of Notes to Condensed Financial Statements). Interest earned in the future will depend on our funding cycles and prevailing interest rates.

Although the effective closing date of our InterMune spin-off transaction to outside investors through the sale of our equity ownership was April 28, 1999, the amount of funding was based on the book value of InterMune at December 31, 1998. The terms of our agreement with outside investors call for the reimbursement of all 1999 expenses associated with InterMune. Accordingly we recorded an adjustment to reflect $0.9 million reduction for first quarter expenses in the quarter ended June 30, 1999. The gain of the spin-off of approximately $1.1 million has been offset by the operating results of InterMune through April 28, 1999 of approximately $1.0 million and as a result, we recorded a net amount of $143,000 as other income in 1999.

Interest expense decreased to $0.2 million and $0.7 million for the three and nine months ended September 30, 1999, compared with $0.3 million and $1.0 million for the same periods in 1998. The decrease in interest expense was the result of lower balances outstanding for obligations under capital leases and loans, and notes payable.

Net Loss

Net loss for the three and nine months ended September 30, 1999 was $8.0 million and $18.7 million compared to $6.3 million and $20.6 million for the same periods in 1998. The decrease in net loss for the year was due to higher product and contract revenues offset in part by higher cost of product sold and a substantial increase in operating expenses in 1999 as a result of development, marketing and sales activities. We expect to incur additional losses over the next few years and losses are expected to fluctuate from period to period based on timing of product revenues, clinical material purchases, clinical trial expenses, and possible acquisitions of new products and technologies.

Liquidity and Capital Resources

We have financed our operations to date primarily through proceeds from our initial public offering in February 1996, six self-managed financings, collaborative arrangements with corporate partners, and bank loans. At September 30, 1999, cash, cash equivalents and short-term investments totaled $13.6 million compared to $23.0 million at December 31, 1998. On October 1, 1999, we completed a public offering of 4.8 million primary shares of common stock resulting in net proceeds of approximately $21 million. Our cash reserves are held in a variety of interest-bearing instruments including high-grade corporate bonds, commercial paper and money market accounts.

Cash used in operations for the nine months ended September 30, 1999 was $8.9 million compared with $10.7 million for the same period in 1998. Net loss of $18.7 million for the nine months in 1999 was affected by non-cash charges of $5.7 million depreciation and amortization expense and $1.2 million deferred compensation expense. Cash outflow for the nine months was primarily for operating activities, including growth in inventory due primarily to carrying three products, and changes in long term liabilities. Cash usage was partially offset by an increase in accounts payable related to higher development, sales and marketing expenses.

Investing activities, other than the changes in Connetics' short-term investments, consumed $1.1 million in cash during the nine months in 1999 due to leasehold improvements and equipment expenditures required for operations.

Cash provided by financing activities was $0.7 million for the nine months ended September 30, 1999 compared to $7.7 million for the same period in 1998. Our agreements with Medeva and Paladin Labs provided a total of $4.4 million investment in our common stock in the 1999 period. This was offset in part by a $4.1 million principal payment to SmithKline for obligations under a promissory note in connection with the Ridaura acquisition.

Working capital decreased by $11.6 million to $0.9 million at September 30, 1999 from $12.5 million at December 31, 1998. The decrease in working capital was due to our use of cash in operations, higher accounts payable and accrued liabilities as a result of increased development, sales and marketing expenses, and payment of debt obligations, offset in part by higher inventory and prepaid expenses.

At September 30, 1999, we have an aggregate of $9.8 million in future obligations of principal payments under capital leases, loans, long-term debt and other obligations, of which $6.7 million is to be paid within the next year.

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

We believe our existing cash, cash equivalents and short-term investments, together with the net proceeds from our public offering in October 1999, cash generated from product sales and collaborative arrangements with corporate partners, will be sufficient to fund our operating expenses, debt obligations and capital requirements through the first quarter of 2001. Our future capital uses and requirements depend on numerous factors, including the progress of our research and development programs, the progress of clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, and enforcing patent claims and other intellectual property rights, competing technological and market developments, our ability to establish other collaborative arrangements, the level of product revenues, the possible acquisition of new products and technologies and the development of commercialization activities. Therefore such capital uses and requirements may increase in future periods. As a result, we may require additional funds prior to reaching profitability and may attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources.

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

Impact of Year 2000

Many computer systems and software applications were not designed to handle dates beyond the year 1999, and therefore will need to be modified prior to year 2000 in order to remain functional. Those computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Beginning in the year 2000, these date code fields will need to accept four digit entries to the 1900's from the year 2000 or they could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. As with many other companies the year 2000 issue poses a potential risk for us, and computer systems and/or software used by many companies, including us, may need to be upgraded to comply with such "Year 2000" requirements.

We have completed an assessment of our core business information systems and related business processes used in our operations, most of which are provided by outside suppliers. As of September 30, 1999, we have completed the testing and upgrading of all our information technology and operating systems. We have on-line access to our third party distribution service system that includes customer orders, billing, shipping and inventory management. This vendor has made its distribution system Year 2000 compliant, and we converted to the compliant system in November 1998.

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

We have initiated the process of developing contingency plans for certain critical business processes. These contingency plans involve, among other actions, adjusting production schedules, increasing inventories, developing manual workarounds, and including a test run with the date "00" for our internal operating systems by mid-November. The necessity of any contingency plan must be evaluated on a case-by-case basis and will vary considerably in nature depending on the Year 2000 issue it may need to address. However, there can be no assurance that we may be able to solve all potential Year 2000 issues, and if we fail to correct a material Year 2000 problem, our normal business activities and operations could be interrupted. Such interruptions could have a material adverse affect on Connetics' results of operations, liquidity and financial condition. Our total cost for the Year 2000 project is estimated to be less than $100,000 and has been funded through available cash resources and has not been material to our financial condition to date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have supply contracts with Boehringer Ingelheim Austria GmbH for ConXn and CCL Pharmaceuticals Ltd. in the U.K. for Luxiq. We also have a collaboration agreement with Suntory for the development and commercialization of relaxin for the treatment of scleroderma in Japan. As payments under these contracts are payable in local currency, our financial results could be affected by changes in foreign currency exchange rates. We have a bank loan that is sensitive to movement in interest rates. Interest income from our investments is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K


(a)  Exhibits.

     27.1      Financial Data Schedule (EDGAR - filed version only)



(b)  Reports on Form 8-K.

     We did not file any Reports on Form 8-K during the quarter ended September 30, 1999.

SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CONNETICS CORPORATION


                                  By: /s/ JOHN L. HIGGINS
                                      -------------------------
                                      John L. Higgins
                                      Vice President, Finance and Administration
                                      and Chief Financial Officer

Date: November 11, 1999

                               INDEX TO EXHIBITS


Exhibit
Number                            Description
-------                           -----------
  27.1      Financial Data Schedule (EDGAR - filed version only)