Form 10-K405
period 1999-12-31
CONNETICS CORP
filed 2000-03-02
CIK 1004960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $277,949,776.88 as of February 25, 2000, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        There were 27,159,680 shares of Registrant's Common Stock issued and outstanding as of February 25, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 11, 2000.

                                     PART I

ITEM 1. BUSINESS

Special Note: This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act. When used in this Report, the words "anticipate," "believe," "estimate," "will," "may," "intend" and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Forward-looking statements in this Report include, but are not limited to, those relating to the commercialization of our currently marketed products, the progress of our product development programs, developments with respect to clinical trials and the regulatory approval process, developments related to acquisitions and clinical development of drug candidates, and developments relating to the growth of our sales and marketing capabilities. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Report. These factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, and other factors not currently known to us, may be significant, presently or in the future, and the factors set forth in this Report may affect us to a greater extent than indicated. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Report. Except as required by law, we do not undertake any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

THE COMPANY

References in this prospectus to "Connetics," "the Company," "we," "our" and "us" refer to Connetics Corporation, a Delaware corporation. Our principal executive offices are located at 3400 West Bayshore Road, Palo Alto, CA 94303. Our telephone number is (650) 843-2800. Connetics(R), Ridaura(R), ConXn(R), and the interlocking globe design are registered trademarks of Connetics. We also own the trademarks Luxiq(TM) and OLUX(TM). ACTIMMUNE(R) is a registered trademark of Genentech, Inc. All other trademarks or service marks appearing in this Report are the property of their respective companies.

OUR BUSINESS

        Our company is developing a major biotechnology product and building a commercialization organization targeting the dermatology community. We are a pharmaceutical company with two principal technology areas. The first area focuses on the development of ConXn, a recombinant form of a natural hormone called relaxin known to help lessen the hardening or fibrosis of skin and connective tissue and to stimulate vasodilation and new blood vessel growth. The other area focuses on the development and commercialization of products for skin dermatologic diseases. We believe we have a competitive advantage due to our expertise in developing products in an efficient manner, our focused marketing and sales force and our commitment to pursuing the development and commercialization of innovative products with significant commercial potential. We currently have clinical trials underway with relaxin for two indications and we market three products. Our goal is to continue to aggressively pursue development of relaxin for several indications and to increase revenues with our existing, as well as future, products.

        We are building our business by developing ConXn, our relaxin product, for a number of disorders, and are conducting multiple clinical trials of ConXn. These include a Phase II/III trial for scleroderma, and two Phase I/II trials for infertility. In addition, we anticipate submitting an application with the FDA to initiate a phase II trial for peripheral vascular disease. In our dermatology business, we are offering dermatological products with clinically proven therapeutic and cosmetic advantages and by providing quality customer service to dermatologists through our experienced sales and marketing staff. By having a dual business model of developing ConXn for a variety of disorders at the same time marketing our current products, we believe we have a diversified and balanced growth company. We plan to strategically market ConXn for indications where a small, strategic sales force can effectively capture the market, and partner for indications where a large sales organization is needed to be effective. We have entered into three partnerships licensing rights for ConXn to certain foreign countries and have retained the North American rights to the product. We plan to continue to leverage our expertise in efficiently developing and marketing our products by continuing to innovate, strategically acquire, in-license or enter into co-development agreements for commercially attractive pharmaceutical products.

        PRODUCTS

        The status of our development and commercialization activities is as follows:

                RELAXIN-BIOTECHNOLOGY PRODUCT DEVELOPMENT PROGRAM

------------------------------------------------------------------------------------------------
PRODUCT          INDICATION                 STATUS                        MARKETING
------------------------------------------------------------------------------------------------
CONXN(R)      Scleroderma              Phase II/III trial           Celltech - Europe
                                       enrollment completed,        Paladin - Canada
                                       results expected             Suntory - Japan(1)
                                       Q IV '00                     Connetics - Rest of World

------------------------------------------------------------------------------------------------
              Infertility(2)           Phase I/II trials initiated  Celltech - Europe
                                       in late 1999                 Paladin - Canada
                                                                    Connetics - Rest of World

------------------------------------------------------------------------------------------------
              Peripheral vascular      IND submitted for treatment  Celltech - Europe
              disease and other        of peripheral vascular       Paladin - Canada
              diseases of the          disease Preclinical          Connetics - Rest of World
              vasculature              development underway for
                                       other indications

------------------------------------------------------------------------------------------------

                  DERMATOLOGY AND OTHER COMMERCIALIZED PRODUCTS

------------------------------------------------------------------------------------------------
PRODUCT                   INDICATION                STATUS                 MARKETING
------------------------------------------------------------------------------------------------
LUXIQ(TM)            Mild to moderate scalp      Marketed          Connetics - North America
                     dermatoses

------------------------------------------------------------------------------------------------
OLUX(TM)             Moderate to severe scalp    NDA submitted     Connetics - Worldwide
                     dermatoses

------------------------------------------------------------------------------------------------
LIQUIPATCH(TM)       Various diseases of the     In Development    Connetics - North America(3)
                     skin

------------------------------------------------------------------------------------------------
OTHER FOAM           Various diseases of the     In Development    Connetics - North America
FORMULATIONS         skin
(AQUEOUS,
PETROLATUM)

------------------------------------------------------------------------------------------------
RIDAURA(R)           Rheumatoid arthritis        Marketed          Connetics - United States

------------------------------------------------------------------------------------------------
ACTIMMUNE(TM)        Chronic granulomatous       Marketed          Connetics - United States
                     disease                                       until December 31, 2001
                                                                   (royalties thereafter)

------------------------------------------------------------------------------------------------

(1)  Suntory did not license the tradename ConXn.

(2) We have co-exclusive rights with Genentech for reproductive indications. Celltech and Paladin have options to acquire rights for reproductive indications in their territories if we obtain exclusive worldwide rights.

(3) Soltec reserved rights to certain specific Liquipatch formulations for North America.

CONXN

        ConXn is our tradename for recombinant human relaxin, a cloned version of the natural hormone, relaxin. We licensed the exclusive worldwide rights to develop and commercialize recombinant human relaxin from Genentech, except for co-exclusive rights with Genentech for reproductive indications. Relaxin is known to have an antifibrotic property, or the ability to lessen or prevent the creation of dense, firm scar tissue in skin and connective tissue, and an angiogenic property, or the ability to stimulate and form new blood vessels. Recent work also indicates that relaxin may have a vasodilatory property, or the ability to dilate blood vessels. We are pursuing development programs for all three properties of relaxin; scleroderma and other organ fibroses represent the target indications for relaxin's antifibrotic properties; infertility, cardiac ischemia, kidney disease (acute and chronic), wound healing, and peripheral vascular disease represent opportunities for relaxin's angiogenic properties and vasodilatory properties.

        Relaxin, identified over 70 years ago, was first described as a substance that circulates in the blood stream during pregnancy. In the mid-1950's, animal-derived relaxin was available as a medical treatment for scleroderma, peripheral arterial disease, and for halting or controlling pre-term labor. A normal, uncomplicated pregnancy causes increases in maternal blood volume, heart rate, and cardiac output, as well as decreases in total vascular resistance. Pregnancy also increases renal perfusion rate. Many of these maternal physiological adjustments made during pregnancy are attributable to the biological effects of relaxin. These activities include remodeling of certain tissue, such as the skin and pelvic girdle, to accommodate the growing fetus; new blood vessel formation in the endometrial lining of the uterus; and vasodilation in non-reproductive organs. The natural activities of relaxin may be useful for the treatment of a variety of diseases, as vasoconstriction, ischemia, and fibrosis contribute to disease-related morbidity and mortality.

        To date, we have entered into three collaborative relationships for our relaxin program for markets outside of the United States. We have licensed rights to develop and commercialize relaxin to Celltech (formerly Medeva) for Europe, Suntory for Japan, and Paladin for Canada. Our license agreements with these international companies are financially and commercially valuable as they offset much of the costs associated with developing relaxin and will make it possible to commercialize the product in geographical markets outside of our focus. In combination, the three deals may potentially provide approximately $52 million in license, development, milestone and equity payments, plus royalties on product sales for the successful development of ConXn for the treatment of scleroderma. We may receive additional milestone payments for the approval of additional indications outside of the United States. We may pursue additional license agreements for other foreign markets, and we currently intend to retain rights for the United States.

        SCLERODERMA

        The first indication for which we are developing ConXn is scleroderma, a serious disease involving the excessive formation of connective tissue. Scleroderma is characterized by thickening and hardening of the skin and, in severe cases, the internal organs, including the heart, lungs, kidneys and the organs of the gastrointestinal tract. Scleroderma can cause extensive disfigurement and quality of life impairment, often making it impossible for afflicted patients to carry out the most routine daily functions. The Scleroderma Research Foundation estimates that between 300,000 and 500,000 individuals in the United States, of whom 80% are women, suffer from various forms of this disease, with approximately 70,000 having a severe form of scleroderma called progressive systemic sclerosis. We have been granted orphan drug status in the United States for ConXn for treatment of progressive systemic sclerosis. The Orphan Drug Act of 1983 provides incentives to develop and manufacture products for the treatment of rare diseases. Under the Orphan Drug Act, we may be eligible for tax benefits and be granted a seven-year period of marketing exclusivity for ConXn for the orphan indication.

        The most serious form of progressive systemic sclerosis, called diffuse scleroderma, is often fatal. Few therapies exist that ease the pain and suffering of scleroderma patients. In June 1997, we announced results of a Phase II trial for ConXn in patients with diffuse scleroderma. The results of the Phase II trial showed that the administration of 25 micrograms per kilogram of body weight per day of ConXn caused a statistically significant reduction in skin score (which is a measure of skin thickening), the primary clinical endpoint, and positive trends were seen in eleven other secondary disease parameters. To our knowledge, ConXn is the only therapy to show statistically significant efficacy in a Phase II, double-blind, placebo-controlled trial for scleroderma. Based partly on the results of the Phase II trial and an earlier Phase I/II trial for scleroderma, we believe that ConXn may have a beneficial effect on connective tissue turnover and may serve as a treatment for scleroderma. We completed enrollment (with 239 patients) of a Phase II/III trial of ConXn for the treatment of diffuse scleroderma in December 1999. We anticipate announcing trial results by the end of 2000. If the results from this trial are positive, we intend to submit a biologic license application to the FDA requesting clearance to market ConXn for the treatment of scleroderma in 2001.

        INFERTILITY

        Despite improvements in infertility therapy, it is believed that a major cause of infertility is due to the failure of the embryo to implant in the uterus, or for the embryo and fetus to receive adequate blood flow to develop and grow. Our scientists and collaborators have accumulated data indicating that relaxin may be involved in stimulating new blood vessel formation and thickening of the lining of the uterus, which may enhance embryonic implantation and pregnancy success. Accordingly, we believe that ConXn may be useful in the treatment of infertility. In June 1999, we filed an investigational drug application for use of ConXn in the treatment of infertility, and we initiated Phase I/II clinical trials during the fourth quarter of 1999. We are conducting reproductive toxicology tests in animals in parallel with the Phase I/II trials.

        PERIPHERAL VASCULAR DISEASE

        Peripheral vascular disease, which is generally known as PVD, is a syndrome characterized by inadequate blood flow to the extremities, particularly the lower limbs. PVD often leads to pain and debilitating ulcers, and in its more serious manifestations, gangrene and amputation of the affected limb. It is caused by a variety of serious medical conditions, but the single most common cause is diabetes mellitus. As the incidence of Type II diabetes is increasing in both developed and developing nations, and because there are limited therapeutic options for treatment, PVD is becoming an increasing medical problem. ConXn has a stimulating effect on dilation of blood vessels and new blood vessel formation. Preclinical studies and anecdotal reports of improved blood flow in our scleroderma trials suggest that ConXn may be beneficial in ischemic wound healing. For these reasons, we believe that it may have a therapeutic effect on treating PVD. We have recently submitted an IND and intend to initiate a Phase II clinical trial with ConXn to treat PVD. Atherosclerotic vascular disease of the lower extremity affects 10 to 15% of patients in the United States over the age of 50 years, although only about three percent are symptomatic. It is estimated that more than $13 billion has been spent on treating peripheral vascular disease in North America and Europe since January 1999.

        ORGAN AND OTHER FIBROSES

        We believe that ConXn may have further potential in treating organ-specific fibroses, such as pulmonary, liver, and kidney fibroses, and fibroses stemming from cardiovascular disease. Each of these fibrotic conditions has a common cause -- the production of too much collagen that the body is unable to adequately break down. Relaxin's ability to interrupt the production of and to promote the breakdown of scarred or hardened tissue may make it effective in the treatment of such diseases, as outlined below. As part of our upcoming Phase II trial of ConXn in PVD, we plan to evaluate other medical conditions since PVD frequently coexists with significant coronary ischemic (meaning an insufficient blood supply to a part of the body) disease, as well as renovascular disease.

-------------------------------------------------------------------------------------------------
AFFECTED ORGANS        POTENTIAL INDICATION                      CURRENT THERAPIES
-------------------------------------------------------------------------------------------------
HEART                  Scarring of the heart that occurs in      Angiotensin-converting enzyme
                       heart attacks, atherosclerosis or         inhibitors
                       hypertension

-------------------------------------------------------------------------------------------------
                       Vessel blockage (restenosis) following    Stents, radiation and
                       angioplasty                               thrombolytics

-------------------------------------------------------------------------------------------------
LUNG                   Chronic inflammation and scarring in      Steroids
                       the walls of the lungs

-------------------------------------------------------------------------------------------------
LIVER                  Fibrosis induced by chronic hepatitis     Steroids
                       or cirrhosis of the liver

-------------------------------------------------------------------------------------------------
KIDNEY                 Fibrosis that occurs from diabetes and    Steroids; Angiotension- other
                       diseases leading to impairment of         converting enzyme inhibitors
                       kidney filtration

-------------------------------------------------------------------------------------------------


DERMATOLOGY

        According to IMS (a market research company that tracks data on prescriptions filled throughout the United States), the 1998 prescription dermatology market accounted for an estimated $2.7 billion in annual sales in the United States and is comprised mostly of products with annual sales of less than $50 million per product. We believe that most prescription dermatology products do not generate a level of sales that would typically interest large pharmaceutical companies. Approximately 6,000 of the 8,500 U.S. dermatologists account for 90% of the prescriptions written by dermatologists. We believe this concentrated physician base makes it possible for us to effectively address this market with our well trained, highly experienced, 51 person sales and marketing force.

        Dermatological diseases often persist for an extended period of time and are treated with clinically proven drugs that are currently delivered in a variety of formulations, including solutions, creams, gels and ointments. We believe that these existing delivery systems often inadequately address a patient's needs for efficacy and cosmetic elegance, and that the failure to address those needs may decrease patient compliance. We believe that our foam-based dermatology products offer significant advantages over these conventional therapies. These advantages include improved efficacy due to higher absorption and more localized delivery of the active agent. In addition, the foam is cosmetically elegant because it does not stain, is not greasy and dries quickly. All of these factors may lead to increased patient compliance.

        We focus on developing and commercializing innovative products for dermatology and other specialty market needs. We have two foam-based products for the treatment of scalp dermatoses: Luxiq, which we currently market, and OLUX, which is undergoing FDA review. We believe that the proprietary foam delivery system has significant treatment and cosmetic advantages over conventional therapies for scalp dermatoses. These advantages include:

        - Strong Efficacy: The unique foam formulation liquefies when applied, and enables rapid penetration of active dermatologic agent, thus enhancing efficacy.

        - Cosmetic Elegance: The foam formulation when applied is quick drying, non-greasy, non-staining and odorless.

        - Increased Patient Compliance: The formulation's cosmetic elegance and increased efficacy may improve patient compliance and satisfaction.

    LUXIQ FOAM

        Luxiq is a foam formulation of a mid-potency topical steroid with the active ingredient betamethasone valerate, which is prescribed for the treatment of steroid responsive scalp dermatoses such as psoriasis, eczema and seborrheic dermatitis. According to IMS, the 1998 sales of mid and high potency topical steroid treatments were approximately $450 million in the United States. We licensed the North American rights from Soltec Research Pty Ltd., a subsidiary of F.H. Foulding & Co., Ltd., to develop and commercialize Luxiq. In our Phase III trial, patients treated with Luxiq experienced a statistically significant improvement over patients treated with placebo or a currently approved betamethasone valerate mid-potency lotion. In March 1999, we received FDA clearance for Luxiq and in April 1999 we initiated commercial sales in the United States. The product is approved for sale in the United Kingdom and is being marketed in the United Kingdom by a subsidiary of Medeva PLC (an affiliate of Celltech Group PLC).

    OLUX FOAM

        OLUX is a foam formulation of a super high potency topical steroid with the active ingredient clobetasol propionate, which is being developed for the treatment of moderate to severe scalp psoriasis and other steroid-responsive dermatoses of the scalp. According to IMS, the 1998 sales of super-high potency steroid treatments were $190 million in the United States. We have licensed worldwide rights from Soltec to develop and commercialize OLUX. In 1998, we completed a Phase III clinical trial of approximately 190 scalp psoriasis patients which compared OLUX to a currently approved clobetasol solution and placebo during a two week treatment regimen. OLUX trial results showed a 74% improvement in the global response to treatment as judged by the investigators for OLUX as opposed to 63% for clobetasol solution and 8% for placebo. Primary endpoints included changes in the clinical signs of psoriasis: plaque thickness, scaling, erythema (redness), and the global response to treatment as judged by the investigator. In July 1999, we submitted a new drug application to the FDA for OLUX.

    OTHER OPPORTUNITIES

        In December 1999, we entered into a comprehensive licensing agreement with Soltec for exclusive rights to certain applications of a broad range of unique topical delivery technologies, including aerosol foam formulations and Soltec's patented Liquipatch(TM) technology. With this agreement in place, together with earlier contracts for the foam formulations of betamethasone valerate (Luxiq), clobetasol propionate (OLUX) and ketoconazole, we are positioned to pursue simultaneous development of a number of innovative products, which could result in entries into the acne, actinic keratosis (a type of skin lesion that is unusually sensitive to ultraviolet light), low-potency steroid and hair loss markets. Under the terms of the agreement, we paid Soltec $1 million in cash and stock, and may make future milestone, development and royalty payments.

        Under the December 1999 agreement, we received exclusive North American rights to a number of unique topical delivery systems, including several distinctive aerosol foams. Similar to our foam delivery system for Luxiq and OLUX, the new aerosol foams, including water-, ethanol- and petrolatum-based foams, may offer improved efficacy over traditional formulations due to greater absorption of the active ingredient to the skin. In addition to the potential for improved efficacy, the foam formulations represent a cosmetically elegant alternative to existing dermatologic treatments. Liquipatch is a gel-matrix delivery system that applies to the skin like a normal gel and dries to form a very thin, invisible, water-resistant film. This film enables a controlled release of the active agent to provide longer relief, with the potential of being less irritating to the skin than other delivery systems. We anticipate developing one or more new products in the aerosol foam or Liquipatch formulations, by incorporating leading dermatologic agents, in such a way as to deliver formulations that are tailored to treat specific diseases or different areas of the body.

        We anticipate conducting parallel development over the next several years for prescription pharmaceutical products. We expect to seek partners for over-the-counter market opportunities and for development and commercialization outside the United States.

OTHER COMMERCIALIZED PRODUCTS

    RIDAURA

        Ridaura is an oral formulation of gold salt for the treatment of rheumatoid arthritis, a chronic autoimmune disease that results in painful inflammation and erosion of the joints and loss of mobility. It is estimated that over two million individuals in the United States suffer from this disease. Ridaura is currently indicated for adults with active rheumatoid arthritis who are not responsive to, or are intolerant of, treatment with non-steroidal anti-inflammatory drugs. Ridaura competes on the basis of clinical evidence that shows the drug slows the progression of damage to joint tissue. Our 1999 sales of Ridaura declined to approximately $5.7 million from $7.5 million in 1998. We believe that our sales have declined over this time period, and are likely to continue to decline, in part due to the introduction of several major rheumatoid arthritis therapies in late 1998 and 1999.

    ACTIMMUNE

        Interferon gamma is one of a family of proteins involved in the regulation of the immune system and has been shown to reduce the frequency and severity of certain infections. In April 1999, our wholly-owned subsidiary InterMune Pharmaceuticals, Inc., to which we transferred our interferon gamma program, became an independent company through venture capital funding and a portion of our original investment in InterMune was returned to us. We originally licensed Actimmune from Genentech (by an agreement dated May 5, 1998 as amended December 28, 1998, January 15, 1999 and April 27, 1999) the exclusive rights in the United States and Japan, to Actimmune, Genentech's interferon gamma product, for the following indications: infections resulting from chronic granulomatous disease, or CGD; non-cancer dermatological diseases; infectious diseases; infections in osteopetrosis; pulmonary fibrosis; and asthma. InterMune will develop commercial uses for Actimmune. We have retained the commercial revenue rights for Actimmune for the treatment of CGD through December 31, 2001. Thereafter, InterMune will pay us a royalty on Actimmune sales. In addition, we have retained the product rights for potential dermatological applications. InterMune assumed our obligations under the license with Genentech and the corresponding supply agreement pursuant to which Genentech manufactures and supplies Actimmune to us. Our sales of Actimmune for the twelve months ended December 31, 1999 were approximately $4.8 million as compared to zero for the same period in 1998.

SALES AND MARKETING

        We strive to maintain an experienced, highly productive sales and marketing organization. In recruiting people to join our sales team, we require that people have pharmaceutical sales experience, and the majority of our sales staff has prior experience selling dermatology products. As of December 31, 1999, we had 51 people in our sales and marketing organization, including over 40 sales representatives. Our sales representatives focus on cultivating relationships of trust and confidence with dermatologists. We use a variety of advertising, promotional material, specialty publications, participation in educational conferences and product Internet sites to achieve our marketing objectives. We supplemented our sales staff in late 1999 - and may continue to do so from time to time -- with contract sales representatives to increase the frequency of our sales calls or to assist with the launch of products.

        We intend to maintain control of sales and marketing responsibilities for our targeted specialty markets in the United States. Outside of our target markets, we have entered into partnerships to manage product commercialization activities. For example, in March 1999, we entered into agreements with MGI Pharma to provide sales support for Ridaura and Luxiq to rheumatologists. The agreements help us achieve our sales objectives for these products, while permitting us to focus primarily on the dermatology market. In addition, our relaxin partners, Celltech for Europe, Suntory for Japan and Paladin for Canada, will be responsible for commercializing relaxin in their territories should that product be approved. Currently, all of our product distribution activities are handled by CORD Logistics, Inc., in the United States.

STRATEGIC AGREEMENTS

        Since Connetics was founded, we have entered numerous strategic development and commercialization relationships that have substantially expanded our business. Our main reasons for entering partnerships are to:

    -  gain access to additional product opportunities;

    -  share the risk and financial cost of developing products;

    -  increase product sales and marketing activities; and

    -  extend development and commercialization activities to foreign markets.

    CELLTECH GROUP, PLC

        In January 1999, we entered into an exclusive license agreement with Celltech Group PLC (formerly Medeva PLC) for the development, commercialization and supply of ConXn in Europe. Under the terms of the agreement, Celltech will pay up to $35.0 million in development, milestone and equity payments for the successful development of ConXn for the treatment of scleroderma. We may receive additional milestone payments for the approval of additional indications for ConXn in Europe. Celltech will be responsible for all development and commercialization activities in Europe. Celltec will purchase ConXn from us and pay royalties on European sales of ConXn. Until the earlier of five years after we launch ConXn in the United States or the end of the first calendar year when Celltech's European net sales of ConXn exceed $25.0 million, Celltech will receive 50% of our operating profits from U.S. ConXn sales.

    FLOREY INSTITUTE

        Many of our relaxin patent rights are licensed from The Howard Florey Institute of Experimental Physiology and Medicine through a sublicense from Genentech. In January 1998, we entered into a direct agreement with the Florey Institute that requires us to pay relaxin royalties based on our sales directly to the Florey Institute in addition to those royalties payable to Genentech, and according to a modified royalty structure. Under the agreement, we provide approximately $125,000 of annual research funding to the Florey Institute for up to five years or until the date of the first sale of a relaxin product (whether it is sold by us or by our licensees). We have also agreed to pay the Florey Institute a portion of revenues received from corporate collaborators. If we fail to use our best efforts to commercialize relaxin, the Florey Institute could terminate our rights to the Florey Institute patents.

    GENENTECH

        In September 1993, we entered into an agreement with Genentech, which was subsequently amended in July 1994 and April 1996. The agreement, as amended, grants to us exclusive rights (for indications other than reproductive indications), to make, have made, use, import and sell certain products derived from recombinant human relaxin. Genentech retains co-exclusive rights for reproductive indications. The agreement also includes technology transfer, supply, and intellectual property provisions, including a provision requiring us to meet milestones. Our failure to achieve designated milestones allows Genentech to terminate the license. Upon termination, we could be required to license our relaxin technology to Genentech, on a non-exclusive basis.

        In December 1995, we entered into a license agreement with Genentech to acquire exclusive U.S. development and marketing rights to interferon gamma for dermatological indications. In May 1998, the agreement was amended in its entirety and we entered into a new license agreement with Genentech that granted us an exclusive U.S. license under certain patent rights and know-how to Actimmune for the treatment of chronic granulomatous disease and several additional indications. At the same time, we also entered into a supply agreement with Genentech in which they will manufacture and supply Actimmune to us. We amended the license agreement effective December 1998, January 1999 and April 1999 with the cumulative effect of expanding the fields of use for which the license applies, and adding Japan to the licensed territory.

    INTERMUNE

        In April 1999, our wholly owned subsidiary, InterMune, became an independent company through venture capital funding and a portion of our original investment in InterMune was returned to us. We established InterMune to develop Actimmune in conjunction with our license of Actimmune from Genentech. We currently hold approximately 7% of the outstanding equity securities of InterMune.

We will receive additional cash and equity payments over the next two years. We will retain commercial rights to and revenue from Actimmune for chronic granulomatous disease (CGD) until December 31, 2001 and receive a royalty on Actimmune sales for CGD thereafter. In addition, we hold an option to purchase the product rights for potential dermatological applications of Actimmune. On February 2, 2000, InterMune filed a registration statement for its proposed initial public offering.

    MGI PHARMA

        In March 1999, we entered into two agreements with MGI Pharma. Under the terms of the agreements, MGI Pharma will promote Ridaura and Luxiq to the rheumatology market in the United States. These arrangements take advantage of MGI Pharma's specialty sales force that calls on rheumatologists in the United States, and allows us to focus our attention on the dermatology marketplace.

    PALADIN LABS

        In July 1999, we entered into an exclusive license agreement with Paladin Labs Inc. for the development, commercialization and supply of ConXn in Canada. Under the terms of the agreement, Paladin will pay up to $3.2 million in development, milestone and equity payments for the successful development of ConXn for the treatment of scleroderma. We may receive additional milestone payments for the approval of additional indications for ConXn in Canada. Paladin is responsible for all development and commercialization activities in Canada, and will pay royalties on all sales of ConXn in Canada.

    SOLTEC RESEARCH

        In June 1996, we entered into an exclusive license agreement with Soltec Research Pty Ltd., a subsidiary of F.H. Faulding & Co., Ltd., to develop and market a foam formulation of the dermatologic drug, betamethasone valerate, in North America. This license agreement led to our launch of Luxiq, in April 1999. In January 1998, we acquired the North American rights to Soltec's proprietary foam formulation of the drug clobetasol propionate. In June 1999, we expanded the license to include worldwide rights to the product, which we intend to market under the tradename OLUX. In July 1999, we submitted an NDA to the FDA for OLUX for the treatment of moderate to severe scalp dermatoses. In July 1999, we licensed the exclusive worldwide rights (excluding Australia and New Zealand) to develop and market ketoconazole foam.

        In December 1999,we entered into a comprehensive licensing agreement with Soltec for exclusive rights to specified applications of a broad range of unique topical delivery technologies. We anticipate conducting parallel product development on several products over the next several years. Under the December 1999 agreement, we received exclusive North American rights to a number of unique topical delivery systems, including several distinctive aerosol foams. Similar to our foam delivery system for Luxiq and OLUX, the new aerosol foams may offer improved efficacy over traditional formulations due to greater absorption of the active ingredient to the skin. In addition to the potential for improved efficacy, the foam formulations represent a cosmetically elegant alternative to existing dermatologic treatments. We anticipate developing one or more of the new aerosol foams, including water-, ethanol- and petrolatum-based foams, by incorporating leading dermatologic agents, in such a way as to deliver formulations that are tailored to treat specific diseases or different areas of the body.

        Liquipatch, which we also licensed, is a gel-matrix delivery system that applies to the skin like a normal gel and dries to form a very thin, invisible, water-resistant film. This film enables a controlled release of the active agent to provide longer relief, with the potential of being less irritating to the skin than other delivery systems.

        Under the terms of the December 1999 agreement, we have obligations to develop new products incorporating the licensed technology on timelines agreed to by the parties, and we will pay royalties on net sales on those products if and when they are approved for sale in the licensed territory. We also agreed to pay Soltec an annual fee in exchange for continuing research and the rights to future product formulations that Soltec may develop.

    SUNTORY

        In April 1998, we entered into an exclusive license agreement with Suntory for the development, commercialization and supply of relaxin for scleroderma in Japan. Under the terms of the agreement, Suntory will pay up to
1.6 billion yen, which we estimated to be up to $14.0 million in license, development and milestone payments, based upon the exchange ratio at the time of the transaction. Suntory is responsible for all development and commercialization activities in Japan. Suntory will purchase relaxin materials from us, make payments based upon development progress in the United States and Japan and pay us royalties on sales in Japan.

PATENTS AND PROPRIETARY RIGHTS

        Our success will depend in part on our ability and our licensors' ability to obtain and retain patent protection for our products and processes, to preserve our trade secrets, and to operate without infringing the proprietary rights of third parties.

        We own or are exclusively licensed under pending applications and/or issued patents worldwide relating to ConXn, Luxiq and OLUX, as well as other technology in the earlier stages of research.

        Our relaxin patent portfolio includes pending applications and issued patents in the United States and various international equivalents which we own or license from others Our relaxin patent portfolio includes certain claims within the following categories:

    -  compositions of matter;

    -  pharmaceutical compositions;

    -  methods of manufacture; and

    -  methods of treatment.

        The issued patents in our relaxin patent portfolio will expire at various times between 2002 and 2015. Recently, new biological activities of relaxin have been elucidated, and we are pursuing methods of treatment patents with our academic collaborators. Moreover, no consistent policy has emerged from the U.S. Patent and Trademark Office regarding the breadth of claims allowed in biotechnology patents and, therefore, the degree of future protection for our proprietary rights is uncertain. In addition, the patent laws of foreign countries differ from those of the U.S. and the claims allowed may differ from country to country. Accordingly, the degree of protection, if any, afforded by foreign patents may be different from that in the U.S.

        One of the European patents licensed to us, which claims gene sequence encoding human relaxin, was opposed by a third party challenging the ethics of patents on a human gene sequence. Our licensor successfully defended the original opposition, resulting in a decision in our favor, but the decision has been appealed. We cannot assure you that we will be successful on appeal. An adverse decision could result in a requirement that our licensor amend the language of the patent in ways that we cannot currently predict, and would require us to reassess the strength of that patent after it was amended.

        With respect to patent applications that we or our licensors have filed, and patents issued to us or our licensors, we cannot give any assurances that:

    -  any of our or our licensors' patent applications will issue as patents;

    -  any such issued patents will provide competitive advantage to us; or

    - our competitors will not successfully challenge or circumvent any such issued patents.

        Our interferon gamma patent portfolio (which is licensed to InterMune, but for which we receive revenue and royalty payments pursuant to our agreement with InterMune) includes issued U.S. patents and other pending U.S. applications. The issued interferon gamma patents begin to expire in 2009. The interferon gamma portfolio covers:

    -  compositions of matter;

    -  pharmaceutical compositions; and

    -  methods of treatment.

        In addition to patent coverage, we also rely on trade secrets and proprietary know-how. We require each of our employees, consultants and advisors to execute a confidentiality agreement providing that all proprietary information developed by or made known to the individual during the course of the relationship will be kept confidential during the term of the relationship with us and for one to ten years after the relationship ends, and will not be used or disclosed to third parties except in specified circumstances. The agreements also provide that all inventions conceived by an employee (or consultant or advisor, to the extent appropriate for the services provided) during the course of the relationship, are our exclusive property. The agreement does not include inventions unrelated to our business and developed entirely on the individual's own time. We cannot give any assurances that these agreements will provide meaningful protection or adequate remedies for misappropriation of our trade secrets in the event of unauthorized use or disclosure of such information.

        We encourage ongoing scientific research on relaxin by making samples of recombinant human relaxin available for medical or scientific research studies. To preserve our rights to the recombinant protein and to the technology in general, we require each recipient of relaxin samples to sign a materials transfer agreement. If these agreements are breached, however, remedies may not be available or adequate and our trade secrets may otherwise become known to competitors. To the extent that our consultants, employees or other third parties apply technological information independently developed by them or by others to our proposed projects, third parties may own all or part of the proprietary rights to such information, and disputes may arise as to the ownership of these proprietary rights which may not be resolved in our favor. We cannot guarantee that such third parties will not attempt to patent their work or, if patents are issued, that they would be available to license to us.

MANUFACTURING

        We do not have manufacturing facilities for clinical or commercial production of any of our products, nor do we intend to develop such capabilities in the near future. We contract with independent sources to manufacture our products, which enables us to focus on product and clinical development strengths, minimize fixed costs and capital expenditures, and gain access to advanced manufacturing process capabilities. Ridaura, in final finished package form, is manufactured by SmithKline under an agreement with an initial term through December 2001. Luxiq and OLUX are currently manufactured for us by CCL Pharmaceuticals. Actimmune is manufactured by Genentech. Boehringer Ingelheim manufactures relaxin for us for clinical and commercial uses under a long-term contract.

COMPETITION

        The pharmaceutical and biotechnology industries are highly competitive. Other products and therapies currently exist on the market or are under development that could compete directly with some of the products that we are marketing, or seeking to develop and market. There are numerous pharmaceutical and biotechnology companies and academic research groups throughout the world engaged in research and development efforts with respect to therapeutic products targeted at diseases or conditions that we are also addressing . We believe ConXn provides opportunities for treatment of life threatening diseases for which there are few or no current alternatives. It has a good safety profile, and we believe it will be able to capture a large percentage of the market share for certain indications. In addition, we believe that the principal competitive factors in our industry include:

        - managerial competence in identifying and pursuing product in-licensing and acquisition opportunities;

        - ability to obtain timely regulatory approvals from the FDA and similar foreign regulatory agencies;

        - operational competence in developing, protecting, manufacturing and marketing products; and

        -  access to financial resources.

        We intend to compete on the basis of the quality and efficacy of our products, combined with the effectiveness of our marketing and sales efforts. Competing successfully will depend on our continued ability to attract and retain skilled and experienced personnel, to identify, secure the rights to, and develop pharmaceutical products and compounds and to exploit these products and compounds commercially before others are able to develop competitive products.

        With regard to Ridaura, there are numerous products on the market, and under development, for the treatment of rheumatoid arthritis. We believe that our Ridaura sales declined in 1999 in part due to the competition of new rheumatoid arthritis therapies introduced by Hoechst Marion Roussel, Immunex Corporation and Monsanto Company.

        Even if we successfully test and develop products, there can be no assurance that physicians will adopt our products over other products, or that our products will offer an economically feasible alternative to existing modes of therapy where they exist.

        Many of our existing or potential competitors, particularly large pharmaceutical companies, have substantially greater financial, technical and human resources than we do. In addition, many of these competitors have more collective experience than us in undertaking preclinical testing and human clinical trials of new pharmaceutical products and obtaining regulatory approvals for therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for products more rapidly than we do.

GOVERNMENT REGULATION

        The pharmaceutical and biotechnology industries are subject to regulation by the FDA under the Food Drug and Cosmetic Act, and by similar agencies outside of the United States. We expect that all of our pharmaceutical products will require regulatory approval by governmental agencies before we can commercialize them. In particular, human pharmaceutical therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures by the FDA in the United States and similar health authorities in foreign countries. Labeling and promotional activities are subject to scrutiny by the FDA. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such pharmaceutical products. Failure to comply with applicable requirements can result in, among other things, warning letters, fines, injunctions, penalties, recall or seizure of products, total or partial suspension of production, denial or withdrawal of approval, and criminal prosecution. Accordingly, ongoing regulation by governmental entities in the United States and other countries will be a significant factor in the production and marketing of any pharmaceutical products that we have or may develop. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations are time-consuming and require the expenditure of substantial resources.

        Generally, in order to obtain FDA approval for a new therapeutic agent, a company first must conduct pre-clinical studies. The basic purpose of pre-clinical investigation is to gather enough evidence on the potential new agent through laboratory experimentation and animal testing, to determine if it is reasonably safe to begin preliminary trials in humans. The results of these studies are submitted as a part of an investigational new drug application, which the FDA must review before human clinical trials of an investigational drug can start. We have filed and will continue to be required to sponsor and file investigational new drug applications, or INDs, and will be responsible for initiating and overseeing the clinical studies to demonstrate the safety and efficacy that are necessary to obtain FDA approval of our products.

        Clinical trials are normally done in phases and generally take two to five years, but may take longer, to complete. The rate of completion of our clinical trials depends upon, among other factors, the rate at which patients enroll in the study. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment may result in increased costs and delays, which could have a material adverse effect on our business. Phase I trials generally involve administration of a product to a small number of persons to determine safety, tolerance and the metabolic and pharmacologic actions of the agent in humans and the side effects associated with increasing doses. Phase II trials generally involve administration of a product to a larger group of patients with a particular disease to obtain evidence of the agent's effectiveness against the targeted disease, to further explore risk and side effect issues, and to confirm preliminary data regarding optimal dosage ranges. Phase I and Phase II trials can sometimes be combined, with the FDA's concurrence, into a Phase I/II trial. Phase III trials involve more patients, and often more locations and clinical investigators than the earlier trials. At least one such trial is required for FDA approval to market a drug. Phase II and Phase III trials can sometimes be combined, with the FDA's concurrence, into a Phase II/III trial.

        After we complete the clinical trials of a product, we must file with the FDA a new drug application, or NDA, if the product is classified as a new drug, or a biologic license application, or BLA, if the product is classified as a biologic. We must receive FDA clearance before we can commercialize the product. The testing and approval processes require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA can take between one and two years to review NDAs and BLAs, and can take longer if significant questions arise during the review process. While various legislative and regulatory initiatives have focused on the need to reduce FDA review and approval times, the ultimate impact of such initiatives on our products cannot be certain. In addition, if there are changes in FDA policy while we are in product development, we may encounter delays or rejections that we did not anticipate when we submitted the NDA or BLA for that product. We could encounter similar delays in other countries. We can give no assurances that we will obtain regulatory approval for any products that we develop, even after committing such time and expenditures to the process. If regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which the product may be marketed.

        Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, recalls, seizures, injunctions or criminal sanctions.

        The "orphan drug" status of ConXn may provide us with seven years of market exclusivity in the United States if we are the first to be cleared to market ConXn for progressive systemic sclerosis. Although this status would prevent other sponsors from obtaining clearance of the same product for the same indication, it would not prevent sponsors from seeking or receiving clearance of other types of products to treat the same indication. One of the requirements for us to maintain orphan drug status will be that we are able to manufacture a sufficient supply of the drug. We are dependent on Boehringer Ingelheim for the manufacture of relaxin on a commercial scale, and any failure by Boehringer Ingelheim to meet its commitments could jeopardize our period of exclusivity in the U.S. Moreover, the U.S. Congress has considered and may consider in the future, legislation that would restrict the duration of the market exclusivity of an orphan drug and, thus, there can be no assurance that the benefits of the existing statute will remain in effect.

        In order to develop and market outside the United States, our products will be subject to foreign regulatory requirements governing human clinical trials, manufacturing and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

THIRD PARTY REIMBURSEMENT AND HEALTH CARE REFORM

        The commercial success of our products will be substantially dependent upon the availability of government or private third-party reimbursement for the use of such products. There can be no assurance that Medicare, Medicaid, health maintenance organizations and other third-party payers will authorize or otherwise budget such reimbursement. Such governmental and third party payers are increasingly challenging the prices charged for medical products and services. There can be no assurance that our products, once marketed, will be viewed as cost-effective or that reimbursement will be available to consumers or will be sufficient to allow our products to be marketed on a competitive basis. Furthermore, federal and state regulations govern or influence the reimbursement to health care providers of fees and capital equipment costs in connection with medical treatment of certain patients. We cannot predict the likelihood that federal and state legislation related to health care reform or lowering pharmaceutical costs will pass. Our ability to develop or commercialize our product candidates may also be adversely affected to the extent that these or other proposals or reforms have a material adverse effect on our ability to secure funding for development, or on the business, financial condition and profitability of other companies that are prospective collaborators for certain of our product candidates. In certain foreign markets pricing of prescription pharmaceuticals is already subject to government control. Continued significant changes in the U.S. or foreign health care systems could have a material adverse effect on our business.

ENVIRONMENTAL REGULATION

        Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive materials. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state, federal, and local laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any liability could exceed our resources. We could be required to incur significant costs to comply with environmental laws and regulations as our research activities are increased, and if that were to happen there can be no assurance that our operations, business and future profitability would not be adversely affected.

DEVELOPMENT

        We have several products that require clinical and manufacturing development, including our OLUX and other foam products, Liquipatch, and ConXn. Our development activities involve work related to product formulation, preclinical and clinical study coordination, regulatory administration, manufacturing, and quality control and assurance. While many other pharmaceutical and biotechnology companies conduct earlier stage research and drug discovery, our focus is on later-stage development to minimize the risk and time requirements for us to get a product on the market.

        In addition to our in-house staff and resources, we contract a substantial portion of development work to outside parties. For example, we typically engage contract research organizations to manage our clinical trials. We have contracts with vendors to conduct product analysis and stability studies, and we outsource all of our manufacturing scale-up and production activities.

        Our product development activities are leveraged by our collaborative relationships with pharmaceutical partners and academic researchers. In particular, we have three partners that have responsibility for developing relaxin in Europe, Japan and Canada. Through our agreements with these partners, we have joint development committees that collaborate on decision-making and product development. Also, from time to time we enter agreements with academic or university-based researchers to conduct various studies for us.

EMPLOYEES

        As of December 31, 1999, we had 112 full-time employees. Of the full-time employees, 51 were engaged in sales and marketing, 41 were in research and development and 20 were in general and administrative positions. We believe our relations with our employees are good.

ITEM 2. PROPERTIES

        We currently lease 36,964 square feet of laboratory and office space at 3400 and 3294 West Bayshore Road in Palo Alto, California. We lease this space under two lease agreements that will expire in January 2002 and January 2003. We believe that our existing facilities are adequate to meet our requirements for the near term and that additional space will be available on commercially reasonable terms if needed.


ITEM 3. LEGAL PROCEEDINGS

        We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our Common Stock is traded on the Nasdaq National Market under the symbol "CNCT." The following table sets forth for the periods indicated the low and high intraday bid prices for our Common Stock.

               ----------------------------------------------------
                                                 HIGH          LOW
                                                -------------------
               1999
                   Fourth Quarter                10.50         4.13
                   Third Quarter                  7.75         4.88
                   Second Quarter                 8.00         5.88
                   First Quarter                 10.25         4.50

               1998
                   Fourth Quarter                 5.88         2.00
                   Third Quarter                  4.50         2.13
                   Second Quarter                 6.06         3.25
                   First Quarter                  5.56         3.00
               ----------------------------------------------------

        On February 25, 2000, the last reported sale price of the Common Stock on the Nasdaq National Market was $11.875 per share. As of that date, we had approximately 173 stockholders of record of our Common Stock.

        We have never declared or paid cash dividends on our Common Stock. We currently intend to retain all available funds for use in our business, and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial data has been derived from our audited consolidated financial statements. This historical data should be read in conjunction with our consolidated Financial Statements and the related Notes to Consolidated Financial Statements, and with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in Item 7 of this Report.

------------------------------------------------------------------------------------------------------------------------
                                                                                  DECEMBER 31,
                                                        ----------------------------------------------------------------
                                                          1999          1998          1997          1996          1995
                                                        --------      --------      --------      --------      --------
STATEMENT OF OPERATIONS DATA:
  Revenues:
    Product                                             $ 16,595      $  7,473      $  6,803      $    428      $     --
    License                                               10,311         1,648            --            --            --
                                                        --------      --------      --------      --------      --------
        Total revenues                                    26,906         9,121         6,803           428            --

  Operating costs and expenses:
    Cost of product revenues                               5,229         1,374         1,149            --            --
    License amortization                                   6,160         6,720         7,124           594            --
    Research and development                              21,309        11,446        17,162        13,161         8,271
    Selling, general and administrative                   20,834        11,680         8,966         5,434         2,113
    Charge for pre-approved FDA product rights             1,000         4,000            --            --            --
                                                        --------      --------      --------      --------      --------
        Total operating costs and expenses                54,532        35,220        34,401        19,189        10,384

  Loss from operations                                   (27,626)      (26,099)      (27,598)      (18,761)      (10,384)

  Gain on sale of license rights                              --            --           525            --            --
  Interest income (expense), net                             343          (496)         (862)          247            12
                                                        --------      --------      --------      --------      --------
  Net loss                                              $(27,283)     $(26,595)     $(27,935)     $(18,514)     $(10,372)
                                                        ========      ========      ========      ========      ========

  Basic and diluted net loss per share(1)               $  (1.21)     $  (1.61)     $  (2.69)     $  (2.71)     $  (2.34)
  Shares used to calculate basic and
    diluted net loss per share(1)                         22,619        16,533        10,412         6,825         4,434

BALANCE SHEET DATA:
  Cash, cash equivalents and short-term investments     $ 26,299      $ 23,020      $ 14,346      $ 24,554      $  9,023
  Working capital                                         13,401        12,464         6,687        14,904         5,844
  Total assets                                            30,410        31,394        31,068        47,922        11,796
  Current portion of capital lease obligations,
    capital loans and long-term debt                       1,396           582         2,746         2,408         1,259
  Current portion of notes payable and
     other liabilities                                     2,594         6,822         2,884            --            --
  Non-current portion of capital lease
    obligations, capital loans and long-term debt            799         4,002           649         3,062         4,933
  Other long-term liabilities and notes payable               --         3,781         9,666        10,858         3,467
  Redeemable convertible preferred stock                      --            --           600         2,000            --
  Total stockholders' equity                              14,288        12,452        10,809        21,800            63
------------------------------------------------------------------------------------------------------------------------

1) Earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" and Staff Accounting Bulletin No. 98, "Earnings Per Share."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes filed with this Report.

OVERVIEW

        We are developing a major biotechnology product for multiple indications and developing and commercializing dermatology products. We are a pharmaceutical company focused on two areas. The first area focuses on the development of ConXn, a recombinant form of a natural hormone called relaxin known to help lessen the hardening or fibrosis of skin and connective tissue and to stimulate vasodilation and new blood vessel growth. We currently have clinical trials under way with relaxin for two indications. The other area of our business focuses on the development and commercialization of products for skin dermatologic diseases. We currently market three products.

        We are currently developing ConXn for the treatment of scleroderma, infertility, peripheral vascular disease and organ fibrosis. We have completed enrollment in Phase III clinical trials for scleroderma, and in December 1999 we initiated Phase I/II clinical trials for infertility. We are at earlier stages of development for peripheral vascular disease and other organ fibroses. In our dermatology business, we received marketing clearance from the U.S. Food and Drug Administration (FDA) in March 1999 to sell Luxiq(TM) (betamethasone valerate) Foam, 0.12%, for the treatment of steroid responsive scalp dermatoses. Our principal dermatology product under development is OLUX(TM) Foam (clobetasol propionate) 0.05%, for the treatment of moderate to severe scalp dermatoses, for which we submitted an NDA in July 1999. We also market Ridaura(R) (auranofin), a treatment for rheumatoid arthritis, and in January 1999, we began marketing Actimmune(R) (interferon gamma) for the treatment of chronic granulomatous disease (CGD), through licensing arrangements with Genentech and InterMune.

        In April 1999, our subsidiary, InterMune, became an independent company. We established InterMune in 1998 to develop Actimmune for serious pulmonary and infectious diseases and congenital disorders. On April 27, 1999, InterMune obtained venture capital funding and we received a cash payment of $4.7 million (representing a return of a portion of our original investment), and a license fee payment of $0.5 million. In exchange for the remaining $3.5 million of our invested capital, we received 960,000 shares of InterMune's Series A-1 preferred stock, and are entitled to the U.S. net sales of Actimmune up to a predetermined annual baseline amount through December 2001. We currently hold approximately a 7% equity position in InterMune. On February 2, 2000, InterMune filed a registration statement for its initial public offering.

        In December 1999, we entered into an agreement to assign our T cell receptor (TCR) technology and intellectual property to The Immune Response Corporation (IRC), which owns additional TCR-related intellectual property and intends to carry forward development of pharmaceutical products using the technology. Connetics and XOMA (U.S.) LLC, which is also a party to the transaction, each received a cash payment and IRC common stock, as well as royalties on future sales of products by IRC. We expanded our dermatology portfolio in 1999 by entering into two agreements with Soltec Research Pty Ltd. These agreements give us exclusive North American rights to certain applications of a broad range of unique topical delivery technologies, as well as exclusive worldwide rights (excluding Australia and New Zealand) to develop, manufacture and market ketoconazole foam.

        We have financed our operations primarily through the sale and issuance of equity securities. We have received additional cash from product revenues, license agreements and loan facilities. In 1999, we entered into collaborative arrangements with two new corporate partners for the development of ConXn in Europe and Canada. For the year ended December 31, 1999, we received a total of $14.1 million from our corporate partnership arrangements that included license fees, development milestones and equity investments. We also raised net proceeds of approximately $21.9 million through a public offering of our common stock in October 1999. From inception to date, a large portion of our expenditures have been for research and development activities. Additionally, we have increased our sales and marketing expenditures due to the promotion efforts of Ridaura and Luxiq. We have incurred operating losses since our inception and had an accumulated deficit of $119.8 million at December 31, 1999. We will require additional funds to continue the development of our products and to fund operating losses that are expected for the next few years

RESULTS OF OPERATIONS

    REVENUES

    -------------------------------------------------------------------
                                          Years Ended December 31,
                                      ---------------------------------
    Revenues (In thousands)            1999          1998         1997
                                      -------       ------       ------
    Product:
      Luxiq                           $ 6,025       $   --       $   --
      Ridaura                           5,737        7,473        6,803
      Actimmune                         4,833           --           --
                                      -------       ------       ------
        Total product revenues         16,595        7,473        6,803

    License:
      Celltech PLC                      8,000           --           --
      Suntory Limited                     879        1,648           --
      Paladin Labs                        400           --           --
      InterMune Pharmaceuticals           500           --
      Immune Response                     532           --           --
                                      -------       ------       ------
        Total license revenues         10,311        1,648           --

        Total revenues                $26,906       $9,121       $6,803
    -------------------------------------------------------------------

        Our product revenues in 1999 were $16.6 million compared to $7.5 million in 1998 and $6.8 million in 1997. The increase in total product sales in 1999 was due to sales of Actimmune, which we began shipping in February, and Luxiq, which was launched in April. This increase was partially offset by lower sales of Ridaura. In March 1999 we entered into an agreement with MGI Pharmaceuticals, Inc. (MGI) to promote Ridaura for us. We expect Ridaura to continue to experience decreased sales due to competition from new products. The promotion efforts of Actimmune are managed by InterMune under a transition agreement and we are entitled to U.S. net sales of Actimmune up to a predetermined baseline through December 31, 2001. The increase in revenues in 1998 over 1997 was the result of increased promotional efforts by our sales and marketing organization and a product price increase. In December 1997, we sold the Canadian rights to Ridaura to Pharmascience, Inc. Our revenues were $6.5 million on a pro forma basis to reflect the disposition of Ridaura rights in Canada for 1997.

        License revenues were $10.3 million in 1999 compared to $1.6 million in 1998. In 1999, we recorded $8.0 million in license revenue ($4.0 million of a license fee and $4.0 million for quarterly reimbursements of product development costs) in connection with our agreement with Medeva in relation to the development of ConXn. In addition, we recorded $0.9 million for a milestone payment made by Suntory and $0.4 million for a license fee paid by Paladin Labs. Payments made by Suntory and Paladin Labs are associated with collaboration agreements for ConXn. The $1.6 million license revenue recorded in 1998 was for a license fee paid by Suntory under the collaboration agreement for ConXn. Also in 1999, we recorded $0.5 million for a license fee associated with InterMune and $0.5 million license fee for the assignment of patent rights to IRC. There was no license revenue in 1997. We expect license revenue to fluctuate significantly depending on when and whether we or our partners achieve milestones under existing agreements, and on new business opportunities that we may identify.

    COST OF PRODUCT REVENUES

        Our cost of product revenues includes the costs of Luxiq, Ridaura and Actimmune, royalty payments on these products based on a percentage of our product revenues and product freight and distribution costs from CORD. We recorded cost of product revenues of $5.2 million compared to $1.4 million in 1998 and $1.1 million in 1997. The increase in cost of product revenues in 1999 over 1998 is primarily due to costs associated with the sales of Luxiq and Actimmune, which began marketing in 1999, and higher product and royalty costs. The increase in cost of product revenues in 1998 over 1997 resulted from increased unit sales of Ridaura.

    LICENSE AMORTIZATION

        We recorded amortization expense of $6.2 million in 1999 associated with the acquisition of product rights to Ridaura, compared to $6.7 million in 1998 and $7.1 million in 1997. The decrease of $0.6 million amortization expense in 1999 compared to 1998 was the result of the asset being fully amortized by the end of November (eleven months) compared to a full year amortization in 1998. The decrease in amortization expense of $0.4 million in 1998 compared to 1997 resulted from sale of our Canadian rights to Ridaura in December 1997.

    RESEARCH AND DEVELOPMENT

        Research and development expenses were $21.3 million in 1999, $11.4 million in 1998 and $17.2 million in 1997. The increase in research and development expenses in 1999 was due to:

        - the commencement of manufacturing scale-up of ConXn, which accounted for approximately 70% of the increase;

        - conducting Phase II/III trial of ConXn for the treatment of scleroderma in 1999;

        -  increasing personnel in our development organization; and

        - initiation of clinical trials of ConXn for the treatment of infertility.

        Research and development expenses were lower in 1998 as compared to 1997 due to lower clinical trial activities.

        We expect research and development expenses to remain at the same level for the next few quarters, due to scale-up expenses related to ConXn manufacturing, ConXn clinical trial activities for new disease indications, preclinical activities associated with technologies acquired from Soltec, pre-manufacturing start-up costs associated with qualifying a new supplier for OLUX and possible acquisitions of new technologies and products.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses were $20.8 million in 1999, $11.7 million in 1998 and $9.0 million in 1997. The increase in expenses from 1999 over 1998 was due to the following factors:

        - the increase in our sales and marketing staff to 51 as of December 31, 1999 compared to 27 for the same period in 1998;

        -  expenses associated with the market launch of Luxiq;

        -  co-promotion fees for Luxiq and Ridaura; and

        -  stock compensation related expenses.

In addition, the increase in expenses from 1998 over 1997 was due to the following factors:

        - increased sales and marketing activities and costs associated with the promotion and marketing of Ridaura;

        -  increases in business development expenses; and

        - the hiring of additional personnel in the selling, general and administrative functions.

    CHARGE FOR PRE-FDA APPROVED PRODUCT RIGHTS

        Under our December 1999 licensing agreement with Soltec for exclusive rights to certain applications of a broad range of unique topical delivery technologies in December 1999, we recorded a $1.0 million ($0.5 million cash and $0.5 million in stock) license fee charge. In 1998, we recorded a $4.0 million non-cash license fee charge associated with our interferon gamma license agreement with Genentech. We determined that it was highly uncertain whether the amount paid for these two licenses would be realized, as they relate to pre-FDA approved products and are dependent on additional research and development and do not have alternative future uses. Consequently, we expensed the full purchase amounts. There were no license fee charges in 1997.

    GAIN ON SALE OF LICENSE RIGHTS

        In December 1997, we sold the Canadian rights to Ridaura to Pharmascience for a net consideration of $1.3 million. The book value of the Canadian rights to Ridaura at the time of the sale was approximately $775,000 and accordingly, we recognized a gain of $525,000 from the transaction. We had no similar transactions in 1999 or 1998.

    INTEREST AND OTHER INCOME (EXPENSE), NET

        Interest and other income was $1.2 million in 1999, $0.8 million in 1998 and $0.9 million in 1997. The increase in interest income in 1999 was due to a higher investment balance as a result of receiving a total of $14.1 million from our corporate partnership arrangements and net proceeds of approximately $21.9 million through a public offering of our common stock in October. Cash received in 1999 was offset in part by cash used in operations and payment of debt obligations, including payments of approximately $6.7 million of principal and interest to SmithKline Beecham (SmithKline) for rights to Ridaura and $2.6 million principal and interest payments for a bank loan. The decrease in interest income in 1998 over 1997 was due to lower average cash and investment balances resulting from cash used in operations and payment of debt obligations, including payments of approximately $3.6 million of principal and interest to SmithKline. These were offset in part by two private placements that raised a total of $22.7 million in 1998.

        Interest expense was $0.9 million in 1999, $1.3 million in 1998 and $1.7 million in 1997. The decrease in interest expense in 1999 from 1998 was the result of lower balances for obligations under capital leases and loans, and notes payable. The decrease in interest expense in 1998 from 1997 was due to lower imputed interest expense. The imputed interest expenses are attributable to the non-interest bearing promissory note payable to SmithKline in connection with the acquisition of Ridaura. The decrease in interest expense in 1998 as compared to 1997 also resulted from lower interest expense associated with lower balances outstanding for obligations under capital leases, loans and notes payable. The decrease in 1998 was offset in part by approximately $0.5 million in accrued interest payable pursuant to the amended repayment terms of the SmithKline note.

    NET LOSS

        We incurred net losses of $27.3 million in 1999, $26.6 million in 1998 and $27.9 million in 1997. The increase in net loss in 1999 from 1998 was primarily due to:

    - An increase of approximately $9.9 million in development activities related primarily to ConXn;

    -  Increasing personnel in the sales and marketing organization;

    -  Expenses associated with the launch of Luxiq;

    - $1.0 million licensing charge in connection with the license of delivery technologies from Soltec;

    -  Stock compensation related expenses; and

    -  Co-promotion fees for Luxiq and Ridaura.

These costs were offset in part by a $17.8 million increase in product and contract revenues, and $0.8 million increase in net interest and other income.

        Excluding the impact of the $4.0 million charge in connection with the license of interferon gamma in 1998, the decrease in net loss in 1998 from 1997 was primarily due to:

    -  a decrease of approximately $5.7 million in development activities;

    - contract revenue of $1.6 million in connection with the agreement with Suntory for relaxin;

    -  lower amortization costs due to the sale of Canadian rights to Ridaura;
       and

    -  lower interest expense.

These decreases were offset in part by higher selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations to date primarily through proceeds from equity financings, collaborative arrangements with corporate partners and bank loans. At December 31, 1999, cash, cash equivalents and short-term investments totaled $26.3 million compared to $23.0 million at December 31, 1998, and accounts receivable totaled $1.6 million at December 31, 1999 compared to $0.5 million at December 31, 1998. Our cash reserves are held in a variety of interest-bearing instruments including high-grade corporate bonds, commercial paper and money market accounts.

        Cash Flows from Operating Activities. Cash used in operations for 1999 was $14.1 million compared with $12.0 million in 1998 and $23.6 million in 1997. Net loss of $27.3 million for 1999 was affected by non-cash charges of $6.7 million depreciation and amortization expense and $1.3 million deferred compensation expense. Cash outflow for 1999 was primarily for operating activities, including growth in inventory due primarily to carrying three products, and increases in accounts receivable due to higher product sales. Cash usage was partially offset by an increase in accounts payable and accrued liabilities related to higher development, sales and marketing expenses. The 1998 net loss was affected by a number of charges that did not use cash, including a $4.0 million charge for the write-off of technology licensed in exchange for common stock, $6.7 million of amortization expense and $0.5 million of imputed interest expense associated with the acquisition of Ridaura. Cash outflow for 1998 was primarily for operating activities and approximately $3.6 million in principal and interest payments to SmithKline. The 1997 net loss was also affected by a number of charges that did not use cash, including $7.1 million of amortization expense and $1.1 million imputed interest expense associated with the acquisition of Ridaura that were offset in part by a $0.5 million gain recognized from the sale of Ridaura Canadian rights. The cash outflow from operations also included a $3.0 million payment to SmithKline for rights to Ridaura in January 1997, offset by $4.8 million cash generated from Ridaura product sales (net of product costs).

        Cash Flows from Investing Activities. Investing activities, other than the changes in our short-term investments, consumed $0.9 million in cash during 1999, compared with $0.5 million in 1998 and $0.6 million in 1997. Cash outlays in 1999 were due to leasehold improvements and equipment expenditures required for operations. Cash outlays in 1998 included $0.2 million for equipment expenditures required for operations and $0.3 million for fulfillment of obligations under the equity and asset purchase agreements with SmithKline. Cash outlays in 1997 included a $1.0 million payment to SmithKline and equipment and leasehold improvements expenditures of $0.9 million due to headcount growth, offset in part by $1.3 million cash generated from the sale of the Canadian rights to Ridaura.

        Cash Flows from Financing Activities. Cash provided by financing activities was $18.2 million in 1999 compared to $21.1 million in 1998 and $13.9 million in 1997. Financing activities in 1999 included the receipt of proceeds of $4.4 million from the sale of common stock to Celltech and Paladin Labs, and $21.9 million in a public offering of our common stock. This was offset in part by a $6.3 million principal payment to SmithKline for obligations under a promissory note in connection with the Ridaura acquisition, $2.3 million pay down on a bank loan and $0.5 million in payments under capital leases and loans. In 1998 we raised $22.7 million through private sales of our common stock and obtained $4.0 million through a bank loan, offset in part by $2.8 million in payments on obligations under capital leases and loans and principal payments of $3.2 million to SmithKline. In 1997, we generated $16.1 million cash primarily from sales of our common stock and also financed $0.3 million of our equipment expenditures through a capital loan arrangement. Cash proceeds in 1997 were offset by $2.5 million in payments on obligations under capital leases and loans.

        Working Capital. Working capital increased to $13.4 million at December 31, 1999 from $12.5 million at December 31, 1998. The increase in working capital was due to proceeds from our public offering of common stock and payments received from our corporate partnering arrangements, offset in part by our use of cash in operations, higher accounts payable and accrued liabilities as a result of increased development, sales and marketing expenses, and payment of debt obligations. The increase in working capital by $5.8 million to $12.5 million at December 31, 1998 from $6.7 million for the same period in 1997 was primarily due to a higher cash balance as a result of the $22.7 million raised by the Company through equity sales and $4.0 million bank loan, offset by the reclassification of the note payable due to SmithKline in 1999 from long term to current liabilities. In April 1998, we restructured our payment obligations under the promissory note to SmithKline such that the note previously to be fully paid by January 1999 was due throughout 1999 and to be fully paid by April 2000.

        As of December 31, 1999, we had an aggregate of $4.8 million in future obligations of principal payments under capital leases, loans, long-term debt and other obligations, of which $4.0 million is to be paid within the next year.

        We have an equity line agreement with an investor that may potentially provide access to capital through sales of our common stock. The three-year equity line expires in December 2000. During that period, when our stock meets certain minimum trading volume requirements and trades above $10.00 per share, then the investor may require us to draw up to $500,000 against the equity line approximately every three months in exchange for the sale of stock at a discount to the market price. We also have the right to draw down on the equity line in exchange for the sale of stock, beyond the $500,000 minimum investment each quarter.

        We believe our existing cash, cash equivalents and short-term investments, cash generated from product sales and collaborative arrangements with corporate partners, will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the next 12 months. Our future capital uses and requirements depend on numerous factors, including the progress of our research and development programs, the progress of clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, and enforcing patent claims and other intellectual property rights, competing technological and market developments, our ability to establish other collaborative arrangements, the level of product revenues, the possible acquisition of new products and technologies and the development of commercialization activities. Therefore such capital uses and requirements may increase in future periods. As a result, we may require additional funds prior to reaching profitability and may attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources.

        Other than the equity line agreement discussed above, we currently have no commitments for any additional financings, and there can be no assurance that additional funding will be available to finance our ongoing operations when needed or, if available, that the terms for obtaining such funds will be favorable or will not result in dilution to our stockholders. Our inability to obtain sufficient funds could require us to delay, scale back or eliminate some or all of our research and development programs, to limit the marketing of our products or to license to third parties the rights to commercialize products or technologies that we would otherwise seek to develop and market ourselves.

IMPACT OF YEAR 2000

        Many computer systems and software applications were not designed to handle dates beyond the year 1999, and therefore had to be modified prior to year 2000 in order to remain functional.

As with many other companies, we assessed the potential impact on our operations of the Year 2000 issue, and incurred expenses in anticipation of the transition from 1999 to 2000.

        During the course of 1999, we completed the testing and upgrading of all of our information technology and operating systems. Our third party distribution service system (which includes customer orders, billing, shipping and inventory management) made its distribution system Year 2000 compliant, and we converted to the compliant system in 1998. We had formal communications with each of our significant suppliers and customers to determine the extent of our vulnerability to those third parties' failure to remediate their own Year 2000 issues. We requested that third party vendors represent their products and services to be Year 2000 compliant and that they have a program to test for Year 2000 compliance.

        We also developed contingency plans for certain critical business processes. Our total cost for the Year 2000 project was less than $100,000, was funded through available cash resources and was not material to our financial condition to date. We did not experience any material disruptions to our business as a result of the arrival of the year 2000, and did not incur any material unplanned expenditures to address any unanticipated Year 2000 issues.

FORWARD-LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of Connetics. This report contains statements that are "forward-looking." All statements that express expectations, beliefs, intentions or future strategies, including possible development or future market launching of therapeutic products; ability to raise funds to finance ongoing operations; and possible acquisition of new products and technologies, are forward-looking statements within the meaning of the Act. These statements are made on the basis of our views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that our expectations will necessarily come to pass.

        Factors that may affect forward-looking statements. A wide range of factors could materially affect future developments and performance, including the following:

    - We are an early stage company and are subject to uncertainties associated with product development and market acceptance. Several of our products are in clinical and preclinical development or are pending approval by the FDA, and no revenues were generated from products until December 1996. There can be no assurance that products under development will be safe and effective, approved by the FDA, produced in commercial quantities at reasonable costs or will gain satisfactory market acceptance.

    - We have a limited operating history and are subject to the uncertainties and risks associated with any new business. We have experienced operating losses every year since our incorporation and expect to incur additional losses for at least the next few years. Losses are expected to fluctuate from period to period based on timing of product revenues, clinical material purchases, possible acquisitions of new products and technologies, scale-up activities and clinical activities. In particular, if our current ConXn trial is successful, we would incur significant additional expenditures associated with pursuing regulatory approval and eventual commercialization of ConXn which would extend the date as of which we could first achieve profitability. Therefore, the time for us to reach profitability is uncertain and there can be no assurance that we will ever be able to generate revenue from our products now under development or achieve profitability on a sustained basis.

    - There are risks related to the management of the marketing and sales of our products. Our success depends in part on our ability to effectively manage the distribution of our products and to market and sell our products successfully. If Luxiq, launched in April 1999, does not sustain market acceptance, our financial condition and results of operations will be adversely affected. Future revenues from sales are uncertain as we are subject to patent risks and competition from new products.

    - Our future capital uses and requirements depend on numerous factors, including costs associated with the research, development, clinical testing and obtaining regulatory approvals of products in our pipeline; enforcing patent claims and intellectual property rights; acquisition of new products and technologies; commercialization activities and the ability to establish collaborative arrangements. Such requirements may increase in the future and we may attempt to raise additional funds through equity or debt financings, collaborative arrangements or from other sources. Future financings could have a dilutive effect on our stockholders.

    - A key element of our strategy is to in-license or acquire additional marketed or late-stage development products, which involve risks. A portion of the funds needed to acquire, develop and market any new products may come from our existing cash, which will result in fewer resources available to our current products and clinical programs. There can be no assurance that we will be able to raise additional funding to finance such acquisitions. In addition, we may have to recruit additional qualified employees to manage the development, marketing, sale and distribution of newly acquired products. There can be no assurance that newly acquired products will achieve the marketing or therapeutic success expected of them by us, industry analysts or others at the time of acquisition.

    - Clinical trials are inherently unpredictable and there can be no assurance that we will be able to commence any future trials, successfully complete them once started, meet development schedules or obtain product approval by the FDA on a timely basis if at all. Delays in planned patient enrollment may result in increased costs and delays, which could have a material adverse effect on our results of operations.

    - Our success will depend in part on our ability to preserve our trade secrets, to operate without infringing the proprietary rights of third parties, and to obtain patent protection for our products and processes. Products or processes made, used or sold by us may be covered by patents held by third parties that could prevent us from practicing the subject matter, require us to obtain licenses or redesign our products or processes to avoid infringement. The patent positions can be highly uncertain and involve complex legal and factual questions. Accordingly, the breadth of such claims cannot be predicted. Patent disputes are frequent and we could in the future be involved in material patent litigation.

    - Our products for research, preclinical testing and sale have been supplied by collaborators and contract manufacturing companies. We currently have no manufacturing facilities nor do we intend to develop such capabilities in the near future. The failure of any of our contract manufacturers to provide products for clinical testing or to manufacture products on a commercial scale on a timely basis will have a material adverse effect on our results of operations.

        This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have supply contracts with Boehringer Ingelheim for ConXn and CCL Pharmaceuticals for Luxiq and OLUX. We also have a collaboration agreement with Suntory for the development and commercialization of relaxin for the treatment of scleroderma in Japan. As payments under these contracts are payable in local currency, our financial results could be affected by changes in foreign currency exchange rates. We have a bank loan that is sensitive to movement in interest rates. Interest income from our investments is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Financial Statements are filed as part of this Report:

-------------------------------------------------------------
                                                    PAGE
-------------------------------------------------------------
Report of Ernst & Young LLP, Independent             26
Auditors
Consolidated Balance Sheets                          27
Consolidated Statements of Operations                28
Consolidated Statement of Stockholders' Equity       29
Consolidated Statements of Cash Flows                30
Notes to Consolidated Financial Statements           31
-------------------------------------------------------------

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF CONNETICS CORPORATION


    We have audited the accompanying consolidated balance sheets of Connetics Corporation as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Connetics Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                        ERNST & YOUNG LLP



Palo Alto, California
January 14, 2000

                              CONNETICS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

-------------------------------------------------------------------------------------------------------------
                                                                                           DECEMBER 31,
                                                                                     ------------------------
                                                                                       1999           1998
                                                                                     ------------------------
                                              ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                          $   8,460      $  14,708
  Short-term investments                                                                17,839          8,312
  Accounts receivable                                                                    1,608            485
  Other current assets                                                                     817            118
                                                                                     ------------------------
          Total current assets                                                          28,724         23,623

Property and equipment, net                                                              1,505          1,128
Notes receivable from related parties                                                       60            379
Deposits and other assets                                                                  121            104
Licensed assets and product rights                                                          --          6,160
                                                                                     ------------------------
TOTAL ASSETS                                                                         $  30,410      $  31,394
                                                                                     ========================

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                   $   4,988      $   1,229
  Accrued liabilities                                                                    1,596            879
  Accrued process development expenses                                                   3,296            644
  Accrued payroll and related expenses                                                   1,453          1,003
  Current portion of notes payable and other liabilities                                 2,594          6,822
  Current portion of capital lease obligations, capital loans and long-term debt         1,396            582
                                                                                     ------------------------
          Total current liabilities                                                     15,323         11,159

Non-current portion of capital lease obligations, capital loans and                        799          4,002
  long-term debt
Other long-term liabilities                                                                 --          3,781
Commitments

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.001 par value:
     5,000,000 shares authorized;  none issued or outstanding in 1999 and 1998              --             --
  Common stock, $0.001 par value, and additional paid-in capital:
     50,000,000 shares authorized; shares issued and outstanding:
     26,903,716 in 1999 and 20,577,067 in 1998                                         133,963        105,285
  Notes receivable from stockholders                                                        --            (65)
  Deferred compensation                                                                    (39)          (302)
  Accumulated deficit                                                                 (119,752)       (92,469)
  Accumulated other comprehensive income                                                   116              3
                                                                                     ------------------------
            Total stockholders' equity                                                  14,288         12,452
                                                                                     ------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  30,410      $  31,394
--------------------------------------------------------------------------------------------------------------

          See accompanying Notes to Consolidated Financial Statements.

                              CONNETICS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

----------------------------------------------------------------------------------------
                                                           YEARS ENDED DECEMBER 31,
                                                   -------------------------------------
                                                     1999          1998          1997
                                                   -------------------------------------
REVENUES:
   Product                                         $ 16,595      $  7,473      $  6,803
   License                                           10,311         1,648            --
                                                   -------------------------------------
        Total revenues                               26,906         9,121         6,803
                                                   -------------------------------------

OPERATING COSTS AND EXPENSES:
  Cost of product revenues                            5,229         1,374         1,149
  License amortization                                6,160         6,720         7,124
  Research and development                           21,309        11,446        17,162
  Selling, general and administrative                20,834        11,680         8,966
  Charge for pre-FDA approved product rights          1,000         4,000            --
                                                   -------------------------------------
        Total operating costs and expenses           54,532        35,220        34,401
                                                   -------------------------------------

LOSS FROM OPERATIONS                                (27,626)      (26,099)      (27,598)

Interest and other income                             1,211           808           860
Gain on sale of license rights                           --            --           525
Interest expense                                       (868)       (1,304)       (1,722)
                                                   -------------------------------------
NET LOSS                                           $(27,283)     $(26,595)     $(27,935)
                                                   =====================================

BASIC AND DILUTED NET LOSS PER SHARE               $  (1.21)     $  (1.61)     $  (2.69)
SHARES USED TO CALCULATE BASIC AND DILUTED NET
LOSS PER SHARE                                       22,619        16,533        10,412
----------------------------------------------------------------------------------------

          See accompanying Notes to Consolidated Financial Statements.

                              CONNETICS CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------------------
                                                COMMON STOCK AND
                                                ADDITIONAL PAID                                             ACCUMULATED
                                                   IN CAPITAL                                                 OTHER
                                               ------------------     NOTES       DEFERRED    ACCUMULATED  COMPREHENSIVE
                                               SHARES    AMOUNT     RECEIVABLE  COMPENSATION    DEFICIT    INCOME (LOSS)   TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1996                   9,057   $  61,007      $(75)      $(1,315)     $ (37,814)      $  (3)     $ 21,800

Common stock issued under stock option
  and purchase plans                              185         187        --            --             --          --           187
Common stock issued pursuant to private
  placements, net                               3,560      15,894        --            --             --          --        15,894
Conversion of Series A preferred stock
  and accrued dividends                           442       1,521        --            --           (124)         --         1,397
Amendment to guaranteed market value of
  common stock issued to SmithKline                --      (1,000)       --            --             --          --        (1,000)
Deferred compensation from stock
  incentive program, net of amortization           --         (91)       --           552             --          --           461

Comprehensive loss:
   Net loss                                        --          --        --            --        (27,935)         --       (27,935)
   Unrealized gain on investments                  --          --        --            --             --           5             5
                                                                                                                           --------
Comprehensive loss                                 --          --        --            --             --          --       (27,930)
                                               ------------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 1997                  13,244      77,518       (75)         (763)       (65,873)          2        10,809
Common stock issued under stock option
  and purchase plans                              337         513        --            --             --          --           513
Conversion of Series A preferred stock
  and accrued dividends                           251         604        --            --             (1)         --           603
Common stock issued pursuant to private
  placements, net                               5,330      22,671        --            --             --          --        22,671
Issuance of common stock and amendment to
  guaranteed market value of common stock
  issued to SmithKline                          1,038        (308)       --            --             --          --          (308)
Common stock issued pursuant to license
  agreements                                      382       4,010        --            --             --          --         4,010
Payment of notes receivable and repurchase
  of common stock                                  (5)        (14)       10            --             --          --            (4)
Deferred compensation from stock
  incentive program, net of amortization           --         291        --           461             --          --           752

Comprehensive loss:
   Net loss                                        --          --        --            --        (26,595)         --       (26,595)
   Unrealized gain on investments                  --          --        --            --             --           1             1
                                                                                                                           --------
Comprehensive loss                                 --          --        --            --             --          --       (26,594)
                                               ------------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 1998                  20,577     105,285       (65)         (302)       (92,469)          3        12,452
Common stock issued under stock
  option and purchase plans                       542         916        --            --             --          --           916
Issuance of common stock pursuant
  to license agreements                           672       5,120        --            --             --          --         5,120
Issuance of common stock pursuant to
  secondary offering, net                       4,920      21,933        --            --             --          --        21,933
Issuance of common stock and amendment to
  guaranteed market value of common stock
  issued to Genentech                             229          --        --            --             --          --            --
Payment of notes receivable                       (36)       (315)       65            --             --          --          (250)
Deferred compensation from stock incentive
  program, net of amortization                     --       1,024        --           263             --          --         1,287

Comprehensive loss:
   Net loss                                        --          --        --            --        (27,283)         --       (27,283)
   Unrealized gain on investments                  --          --        --            --             --         113           113
                                                                                                                          ---------
Comprehensive loss                                 --          --        --            --             --          --       (27,170)
                                               ------------------------------------------------------------------------------------

BALANCES AT DECEMBER 31, 1999                  26,904   $ 133,963      $ --       $   (39)     $(119,752)      $ 116      $ 14,288
-----------------------------------------------------------------------------------------------------------------------------------

          See accompanying Notes to Consolidated Financial Statements.

                              CONNETICS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

-----------------------------------------------------------------------------------------------------------
                                                                            YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------
                                                                        1999          1998          1997
                                                                      -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $(27,283)     $(26,595)     $(27,935)
  Adjustments to reconcile net loss to net cash used by
      operating activities:
      Depreciation and amortization                                      6,665         7,488         7,911
      Technology acquired in exchange for note payable and
         other long-term liability                                          --         4,010            --
      Amortization of deferred compensation                              1,287           752           461
      Accrued interest on notes payable                                     --           519         1,107
      Gain on sale of Canadian rights to Ridaura                            --            --          (525)
  Changes in assets and liabilities:
      Accounts receivable                                               (1,123)        1,042        (1,099)
      Current and other assets                                            (255)           18           (17)
      Accounts payable                                                   3,759          (263)       (2,687)
      Accrued liabilities                                                2,829         1,038          (809)
                                                                      -------------------------------------
  Net cash used by operating activities                                (14,121)      (11,991)      (23,593)
                                                                      -------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                                  (12,852)      (10,969)      (12,152)
  Sales and maturities of short-term investments                         3,438         8,552        16,263
  Capital expenditures                                                    (882)         (176)         (865)
  Sale of Canadian rights to Ridaura                                        --            --         1,300
  Payment for licensed assets and product rights                            --          (308)       (1,000)
                                                                      -------------------------------------
  Net cash provided by (used in) investing activities                  (10,296)       (2,901)        3,546
                                                                      -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments of) bank loans                                (2,250)        4,000            --
  Payment of notes payable                                              (6,300)       (3,200)           --
  Proceeds from capital loans and long-term debt                            --            --           333
  Payments on obligations under capital leases and capital loans          (531)       (2,836)       (2,470)
  Proceeds from issuance of preferred and common stock, net             27,250        23,184        16,081
                                                                      -------------------------------------
  Net cash provided by financing activities                             18,169        21,148        13,944
                                                                      -------------------------------------
  Net change in cash and cash equivalents                               (6,248)        6,256        (6,103)
  Cash and cash equivalents at beginning of period                      14,708         8,452        14,555
                                                                      -------------------------------------
  Cash and cash equivalents at end of period                          $  8,460      $ 14,708      $  8,452
                                                                      =====================================

SUPPLEMENTARY INFORMATION:
  Interest paid                                                       $    864      $    698      $    615

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
  Conversion of notes payable into common stock                       $    719      $     --      $     --
  Deferred compensation related to stock options, purchase
    rights and purchase plan                                          $    505      $    387      $     --
  Issuance of common stock for licensed assets and product rights     $     --      $  4,010      $     --
  Preferred dividends on redeemable preferred stock, series A         $     --      $      1      $    124
  Conversion of redeemable preferred stock, series A and
    preferred dividends into common stock                             $     --      $    604      $  1,521
-----------------------------------------------------------------------------------------------------------


          See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization

        Connetics Corporation was incorporated in the State of Delaware on February 8, 1993. Since our inception we have principally been involved in research and development of therapeutics for diseases that involve connective tissues of the body, obtaining financing, recruiting personnel, securing operating facilities, and pursuing business development opportunities.

        In December 1996, we acquired exclusive U.S. and Canadian rights to Ridaura(R), a disease modifying anti-rheumatic drug, from SmithKline Beecham Corporation and related entities (SmithKline). Ridaura is the first product we commercialized, and it signified the beginning of our transition from purely product development to a revenue based sales and marketing company. In December 1997, we submitted a new drug application with the FDA to market Luxiq for the treatment of steroid responsive scalp dermatoses in North America. In 1998, we formed a wholly-owned subsidiary corporation, InterMune Pharmaceuticals, Inc. (InterMune) to further develop and market certain patent rights and know-how to interferon gamma in the United States through an exclusive license from Genentech, Inc. (see Note 5). In March 1999, we received marketing clearance from the FDA to sell Luxiq and in April 1999, we launched Luxiq. There can be no assurance that any of our other potential products will be successfully developed, receive the necessary regulatory approvals or be successfully commercialized. Accordingly, our ability to continue our development and commercialization activities is dependent upon the ability of our management to obtain substantial additional financing.

    Liquidity and Financial Viability

        In the course of our development activities, we have sustained continuing operating losses and expect such losses to continue for the next few years. Our future capital uses and requirements depend on numerous factors, including the progress of our research and development programs, the progress of clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, and enforcing patent claims and other intellectual property rights, competing technological and market developments, our ability to establish collaborative arrangements, the level of product revenues, the possible acquisition of new products and technologies, and the development of commercialization activities. Therefore, such capital uses and requirements may increase in future periods. As a result, we may require additional funds prior to reaching profitability and may attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources.

        Other than an equity line agreement (see Note 6), we currently have no commitments for any additional financings, and there can be no assurance that additional funding will be available to finance our ongoing operations when needed or, if available, that the terms for obtaining such funds will be favorable or will not result in dilution to the our stockholders. Our inability to obtain sufficient funds could require us to delay, scale back or eliminate some or all of our research and development programs, to limit the marketing of our products or to license to third parties the rights to commercialize products or technologies that we would otherwise seek to develop and market ourselves.

    Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary corporation, InterMune, through April 28, 1999, when InterMune became an independent company through capital venture funding and a portion of our original investment in InterMune was returned to us. Material intercompany balances and transactions have been eliminated.

    Cash, Cash Equivalents and Short-term Investments

        Cash and cash equivalents consist of cash on deposit with banks and money market instruments with original maturity of 90 days or less at the date of purchase. Investments with maturities beyond three months at the date of acquisition and that mature within one year from the balance sheet date are considered to be short-term investments. Cash equivalents and short-term investments are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. The cost of securities sold is based on the specific identification method.

        We believe we have established guidelines for investment of its excess cash relative to diversification and maturities that maintain safety and liquidity.

    Fair Value of Financial Instruments

        The fair value of our cash equivalents and investments is based on quoted market prices. The fair value of capital lease obligations, capital loans and long-term debt is based on current interest rates available to us for debt instruments with similar terms, degrees of risk, and remaining maturities. The carrying amount of cash, cash equivalents and short-term investments, notes receivable from related parties, notes payable, loans and debt are considered to be representative of their respective fair values at December 31, 1999 and 1998.

    Property and Equipment

        Property and equipment is stated at cost and depreciated using the straight-line method over the useful lives of the assets, generally three to five years. Leasehold improvements and assets acquired under capital lease arrangements are amortized over the shorter of the estimated useful lives or the lease term.

    Research and Development

        Research and development costs are charged to expense as incurred.

    Revenue Recognition

        Revenues from product sales are recognized upon shipment, net of allowances for estimated returns, rebates and chargebacks. We are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. To date we have not experienced significant returns of expired product. We recognize contract revenue under collaborative agreements when performance obligations have been met and related payments are receivable and non-refundable, and when collection is assured.

        We have recognized non-refundable license fees received in connection with collaborative agreements as revenue when received, when the technology has been transferred and when all of our contractual obligations relating to the fees had been fulfilled. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements (SAB 101) which, among other things, describes the SEC Staff's position on the recognition of certain non-refundable upfront fees received in connection with research collaborations. We are currently evaluating the applicability of SAB 101 to our existing collaborative agreements. Should we conclude that the approach described in SAB 101 is more appropriate, we will change our method of accounting effective January 1, 2000 to recognize such fees over the term of the related agreement. The cumulative effect of this change in accounting principle, if made, would be recognized as a charge to operations in the quarter ended March 31, 2000. The cumulative effect would be recorded as deferred revenue and would be recognized as revenue over the remaining contractual terms of the collaborative research and development agreements.

    Concentrations of Credit Risk

        Financial instruments that potentially subject us to concentration of credit risk consist principally of investments in debt securities and trade receivables. Management believes the financial risks associated with these financial instruments are minimal. We maintain our cash, cash equivalents and investments with high-quality financial institutions. We do not require collateral on accounts receivable. We contract with independent sources to manufacture our products. For each of our products, we rely on one manufacturer for the production of the product. The inability of these manufacturers to fulfill our supply requirements could negatively impact future results. We sell our products to distributors in the United States. For the year ended December 31, 1999, three customers represented 29%, 28%, and 18% of total product sales. For the year ended December 31, 1998, four customers represented 29%, 23%, 18% and 11% of total product sales. Sales to one customer represent substantially all products sales for the year ended December 31, 1997.

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

    Net Loss Per Share

        In fiscal 1997, we adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). This statement requires the presentation of basic and diluted net income or loss per share. Basic net loss per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average of common and diluted equivalent shares outstanding during the period. Because of our net loss position, diluted per share information would be anti-dilutive and is not presented.

    Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Disclosure about Segments of an Enterprise and Related Information

        We operate in one segment, the development and commercialization of therapeutics for diseases that involve connective tissues of the body. For the year ended December 31, 1999 and 1998, all our product sales were to customers in the United States. For the year ended December 31, 1997, sales to customers outside the United States (principally in Canada) were $353,000. Revenues by product are as follows for the years ended December 31:

    ------------------------------------------------------------------------
    (in thousands):                                DECEMBER 31,
                                     ---------------------------------------
                                      1999             1998            1997
                                     ---------------------------------------
    Luxiq                            $ 6,025          $   --          $   --
    Ridaura                            5,737           7,473           6,803
    Actimmune                          4,833              --              --
                                     ---------------------------------------
                                     $16,595          $7,473          $6,803
    ------------------------------------------------------------------------

2.      CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        The following tables summarize our available-for-sale investments as of December 31, 1999 and 1998:

    ---------------------------------------------------------------------------------------------
    (in thousands)                                               DECEMBER 31, 1999
                                                   ----------------------------------------------
                                                               Gross       Gross
                                                   Amortized   Unrealized  Unrealized  Estimated
                                                      Cost     Gains       Loss        Fair Value
                                                   ----------------------------------------------
    Corporate debt                                 $ 14,307    $  --       $(15)       $ 14,292
    Commercial paper                                  6,313        2         --           6,315
    Equity securities                                   433      129         --             562
    Money market funds                                1,005       --         --           1,005
                                                   ----------------------------------------------
          Total                                      22,058      131        (15)         22,174
    Less amount classified as cash equivalents       (4,334)      (1)        --          (4,335)
                                                   ----------------------------------------------
          Total short-term investments             $ 17,724    $ 130       $(15)       $ 17,839
    ---------------------------------------------------------------------------------------------

    -------------------------------------------------------------------------------------------------
    (in thousands)                                                 DECEMBER 31, 1998
                                                   --------------------------------------------------
                                                                   Gross        Gross
                                                   Amortized    Unrealized   Unrealized    Estimated
                                                     Cost          Gains        Loss       Fair Value
                                                   --------------------------------------------------
    Corporate debt                                 $  4,017         $ 3         $(3)        $  4,017
    Commercial paper                                 15,638           3          --           15,641
    Certificate of deposits                             520          --          --              520
    Money market funds                                  391          --          --              391
                                                   --------------------------------------------------
          Total                                      20,566           6          (3)          20,569
    Less amount classified as cash equivalents      (12,255)         (2)         --          (12,257)
                                                   --------------------------------------------------
          Total short-term investments             $  8,311         $ 4         $(3)        $  8,312
    -------------------------------------------------------------------------------------------------


        The gross realized gains on sales of available-for-sale investments for the years ended December 31, 1999 and 1998 totaled $588,000 and $398,000, respectively, and gross realized losses for the same periods totaled $31,000 and $53,000, respectively. Realized gains and losses were calculated based on the specific identification method.

3.      PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

    --------------------------------------------------------------------------
    (in thousands):                                          DECEMBER 31,
                                                        ----------------------
                                                         1999          1998
                                                        ----------------------
    Laboratory equipment                                $ 2,360       $ 1,889
    Computer equipment                                      770           546
    Furniture and fixtures                                  574           417
    Leasehold improvements                                  760           730
                                                        ----------------------
                                                          4,464         3,582
    Less accumulated depreciation and amortization       (2,959)       (2,454)
                                                        ----------------------
    Property and equipment, net                         $ 1,505       $ 1,128
    --------------------------------------------------------------------------

        Property and equipment includes assets under capitalized leases at December 31, 1999 and 1998 of approximately $1.0 million. Accumulated amortization related to leased assets was approximately $1.0 million and

$945,000 at December 31, 1999 and 1998. There were no new capitalized leases for the years ended December 31, 1999 and 1998.

4.      NOTES RECEIVABLE FROM RELATED PARTIES

        We hold notes receivable from our officers totaling $60,000 at December 31, 1999 and $379,000 at December 31, 1998. These notes, which bear interest at rates ranging from 5.5% to 8.5% annually, are collateralized by certain personal assets of our officers and are generally due and payable within three to five years. In addition, we held notes from a stockholder who is also an officer; those notes were paid in full at December 31, 1999. See Note 8.

5.      RESEARCH AND LICENSE AGREEMENTS

    Product Rights

        In December 1996, we acquired exclusive United States and Canadian rights to Ridaura, a disease modifying anti-rheumatic drug from SmithKline. The agreement, which was amended in 1997 and 1998, is referred to as the SKB Agreement. Under the SKB Agreement, we paid $3.0 million in cash in January 1997, issued a non-interest bearing $11.0 million promissory note (originally payable in two installments of $6.0 million in January 1998 and $5.0 million January 1999, but subsequently modified as discussed below), issued 637,733 shares of common stock with a guaranteed value of $9.0 million at December 31, 1997, and are obligated to pay up to $6.0 million in royalty payments based on future product sales, for a potential aggregate consideration of up to $29.0 million. We discounted the $11.0 million promissory note at inception using an imputed interest rate of 11%, and the total imputed interest expense attributable to these payments is $1.6 million. The original amount of the discounted note, $9.4 million, has been included in current and other long-term liabilities with imputed interest being recognized over the original term of the note.

        We determined the useful life of the acquired asset to be three years and have recorded amortization expense of $6.2 million in 1999, $6.7 million in 1998, and $7.1 million in 1997. Accumulated amortization was $20.6 million at December 31, 1999, $14.4 million at December 31, 1998 and $7.7 million at December 31, 1997. In December 1997, we sold our Canadian rights to Ridaura to Pharmascience, Inc. (Pharmascience), a Canadian corporation, for net consideration of $1.3 million. The original total purchase price of $21.4 million that had been capitalized was adjusted by the book value of the Canadian rights of approximately $775,000 to $20.6 million.

        The amendments to the SKB Agreement allow us to defer the principal payments of $11.0 million according to a revised schedule of four payments in 1998, three payments in 1999, and two payments in 2000.

        We are required to pay interest at prime rate plus 3% per year on the principal amount outstanding of $5.3 million from January 5, 1999 through April 1, 2000. We paid SmithKline $3.6 million in principal and interest in 1998; we paid SmithKline $6.7 million in principal and interest in 1999, including the January 3, 2000 payment, which we pulled-forward and paid in October 1999. At December 31, 1999, there is a balance of $1.5 million owing on the note, which we have included in the current portion of notes payable and other liabilities.

        Under the SKB Agreement, the guaranteed value of the common stock was revised from $9.0 million to $8.0 million based on the fair market value of our common stock on April 1, 1998, with a maximum of 1,675,512 shares to be issued in total. In consideration for the adjustment, we paid SmithKline $1.0 million on December 31, 1997. As of April 1, 1998, the aggregate fair market value of the shares previously issued under the agreement was less than $8.0 million and, as a result, we issued an additional 1,037,779 shares of common stock and paid additional cash consideration of approximately $308,000 to SmithKline in fulfillment of our obligation to issue equity to SmithKline under the SKB Agreement.

        Under a related Supply Agreement, SmithKline will manufacture and supply Ridaura, in final package form, to us for an initial term through December 2001. Under a Supply Agreement with Pharmascience, we intend, through our relationship with SmithKline or other future vendors, to supply Ridaura exclusively in Canada to Pharmascience.

    License Agreements:  Genentech

        Relaxin. In September 1993, we entered into an agreement with Genentech, Inc., which was subsequently amended in July 1994, for an exclusive right to make, use and sell certain products arising from recombinant human relaxin in a defined field. In 1994, we incurred a liability of $684,000 for the purchase of research materials and payment of technology transfer costs under the agreement. This amount, payable in the form of cash or equity, was originally due on September 30, 1998, which was extended to April 1, 1999 with interest accruing on the amount outstanding at an annual rate of 7.5%. In April 1999, we issued 95,815 shares to Genentech with a fair market value of $709,000 to satisfy this obligation. We will also pay to Genentech royalties on sales of products arising from relaxin, if any. In April 1996, we acquired worldwide rights to relaxin from Genentech.

        Interferon Gamma. In December 1995, we entered into a license agreement with Genentech to acquire exclusive development and marketing rights to interferon gamma in the United States for dermatologic indications. In May 1998, we amended and restated this agreement and entered into a new license agreement that granted us an exclusive license under certain patent rights and know-how to ACTIMMUNE(R) (interferon gamma) for the treatment of chronic granulomatous disease (CGD) and several additional indications (non-cancer dermatological diseases, infectious diseases, osteopetrosis, pulmonary fibrosis and asthma) in the United States. Under the terms of the agreement, we issued Genentech 380,048 shares of its common stock valued at $2.0 million at the time of closing with a guaranteed value of $4.0 million at the second closing date, originally set as December 28, 1998. On December 28, 1998, we amended the second closing date to any time on or before December 15, 1999. Based on that provision, in December 1999 we issued an additional 228,882 shares of Common Stock to Genentech to bring the value of the consideration to $4.0 million. We will also be required to pay Genentech certain development and commercialization milestones and royalties on sales. We also entered into a Supply Agreement with Genentech whereby they will manufacture and supply interferon gamma, in bulk form or finished product. This agreement will terminate on the earlier of May 5, 2001 or the date on which we enter into a supply agreement with a third party manufacturer that is mutually approved by both parties. The realizability of the license is uncertain as it relates to technology that has not resulted in any FDA approved product, is dependent on additional research and development in order to be commercialized, and has no alternative future uses. We recorded a $4.0 million non-cash license fee charge in 1998.

    License Agreements:  Soltec

        In June 1996, we entered into an exclusive License Agreement with Soltec Research Pty Ltd. (Soltec), to develop and market a foam formulation of the dermatologic drug, betamethasone valerate, in North America. Under the terms of the license, we paid and expensed $75,000 ($35,000 was paid in 1996, $22,500 was paid in January 1998, and $17,500 was paid in April 1999), in licensing fees to Soltec (based on certain milestones) and will pay royalties on future sales of products, if any, arising from the licensed technology. We also have an exclusive option on Soltec's foam formulation for the delivery of other compounds.

        In July 1999, we received exclusive worldwide rights (excluding Australia and New Zealand) from Soltec to develop, manufacture and market ketoconazole foam (a quick-break foam formulation of the antifungal dermatologic drug, ketoconazole). Under the terms of the agreement, we will pay up to a total of $277,500 in license fees, of which $120,000 was paid upon signing of agreement and expensed, $67,500 is due upon the filing of a New Drug Application ("NDA") and $90,000 is due upon FDA approval of product, plus royalties on future product sales, if any, arising from the licensed technology. In addition, we will pay Soltec ten percent (10%) of any upfront payments received in connection with sublicense of the rights to the product.

        In December 1999, we entered into a comprehensive licensing agreement with Soltec for exclusive rights to certain applications of a broad range of unique topical delivery technologies, including aerosol foam formulations and Soltec's patented Liquipatch(TM) technology. We paid Soltec a $500,000 license fee upon signing of agreement and issued 80,154 shares of our common stock in January 2000 valued at $500,000. The $1.0 million was charged to expense. In addition, we will also be required to pay Soltec certain development and commercialization milestones and royalties on sales.

    Agreement with Xoma

        In June 1994, we entered into a Technology Acquisition Agreement with XOMA Corporation to purchase all rights to T-cell receptor (TCR) vaccines technology and for the exclusive right to make, use and sell certain products under a sublicense agreement in exchange for the issuance of two promissory notes totaling $2.2 million which were repaid in February 1996. In addition to these notes, we have accrued additional consideration of $500,000 (included in the current portion of notes payable and other liabilities at December 31,
1999). The $500,000 is payable upon the earlier of the achievement of commencement of Phase III clinical trials for a product involving the licensed technology, or June 2000. This obligation was assumed by The Immune Response Corporation (IRC), pursuant to an agreement we entered into on December 8, 1999. Under the agreement, we and XOMA assigned our TCR intellectual property to IRC, which owns additional TCR-related intellectual property and intends to carry forward development of pharmaceutical products using the technology. Connetics received a cash payment of $100,000 in 1999 and IRC common stock valued at $433,000, and will receive additional cash, and royalties on future sales of products. We are obligated to terminate, dismiss and withdraw all actions and proceedings to prevent the issuance of, invalidate, revoke or otherwise render unenforceable any of the patents rights that were taken or initiated prior to December 8, 1999 within ninety (90) days from the date of the agreement. Once our obligations are met, the $500,000 accrued liability will be released from our balance sheet.

    Development, Commercialization and Supply Agreements

        In April 1998, we entered into a development, commercialization and supply agreement with Suntory Pharmaceuticals (Suntory), a division of Suntory Limited of Osaka, Japan, for relaxin for the treatment of scleroderma. Under the terms of the agreement, Suntory will pay us up to approximately $14.0 million in license fees and milestone payments, be responsible for all development and commercialization expenses in Japan, and pay royalties on sales in Japan for the treatment of scleroderma. Payments under this agreement are made to us in Japanese yen. We have retained rights to all other indications in Japan for relaxin. Suntory will purchase relaxin materials from us and make milestone payments based upon development progress in the United States and Japan. On April 30, 1998, Suntory paid a license fee of $1.5 million (net of $165,000 international withholding tax), and in May 1999, they paid a development fee of $791,000 (net of $88,000 international withholding tax).

        In January 1999, we entered into a development, commercialization and supply agreement with Medeva PLC (now Celltech Group PLC) of the United Kingdom for certain therapeutic indications pertaining to relaxin in Europe. Under the terms of the agreement, Celltech paid $8.0 million upon closing which included a $4.0 million contract fee and a $4.0 million equity investment, and will pay $17.0 million of milestone payments based upon development progress in the U.S. and Europe and $5.0 million for the development and approval of each indication in Europe in addition to scleroderma. Celltech is responsible for all development and commercialization activities in Europe and is required to pay royalties on sales in Europe. Celltech will reimburse us for 50% of our product development costs in the U.S. up to a maximum of $1.0 million per quarter for an estimated total of $10.0 million. Until the earlier of five years after we launch ConXn in the United States or the end of the first calendar year when Celltech's European net sales of ConXn exceed $25.0 million, Celltech will receive 50% of our operating profits from U.S. ConXn sales. Celltech will also purchase relaxin materials from us. For the year ended December 31, 1999, we recorded $8.0 million in contract revenues ($4.0 million in contract fee and $4.0 million for the quarterly reimbursement of product development costs) under this agreement.

        In July 1999, we entered into a development, commercialization and supply agreement with Paladin Labs Inc., a Canadian corporation, for ConXn, a potential therapy for the treatment of scleroderma and organ fibrosis. Under the terms of the agreement, we received an initial sum of $800,000, which includes payments for development fees and an equity investment. In addition, we will receive semi-annual development payments and potential milestone payments of approximately $2.4 million over the next several years. Paladin is responsible for all development and commercialization activities in Canada, and will pay royalties on all sales of relaxin in Canada. For the year ended December 31, 1999, we recorded $400,000 in contract revenue under this agreement.

    Promotion Agreements

        In March 1999, we entered into two agreements with MGI Pharma, Inc.
(MGI). Under the terms of the agreements, MGI will promote Ridaura and Luxiq to the rheumatology market in the United States in exchange for promotional fees. These arrangements take advantage of MGI's specialty sales force that calls on rheumatologists in the United States, and allows us to focus our attention on the dermatology marketplace. For the year ended December 31, 1999, we recorded $750,000 in promotion fee expense.

6.      FINANCING ARRANGEMENTS

    Long-Term Debt

     On September 24, 1998, we entered into a term Loan and Security Agreement (the Term Loan) with a bank (the Lender), which was modified on December 22, 1998, under which we borrowed $4.0 million. The Term Loan bears interest at prime rate plus 1.25% (9.75% at December 31, 1999) with interest only payments for the first twelve months (through September 23, 1999), and is to be repaid thereafter in forty-eight (48) equal monthly installments of principal plus accrued interest. On the first anniversary of the loan, we had the right to elect whether the aggregate Term Loan outstanding will bear interest at (i) a floating rate equal to prime rate plus 1.25% or (ii) a fixed rate equal to 4.5 percentage points above the yield of the 48-month Treasury Bill (fixed at the time of election). We elected for the Term Loan to bear interest at prime plus 1.25%. In October 1999, we made a $2.25 million payment to reduce the principal loan balance down to $1.75 million. In conjunction with the Term Loan, we granted the Lender a first priority security interest in our presently existing intellectual property collateral, as defined in the loan documents. Covenants governing the Term Loan require the maintenance of certain financial ratios, and if we do not meet the covenants during the loan period, a restricted cash pledge must be made against 100% of the outstanding loan balance. Principal maturities of the debt under the Term Loan at December 31, 1999, are: $1.0 million in 2000 and $750,000 in 2001.

    Structured Equity Line Flexible Financing

        We have entered into a three year Structured Equity Line Flexible Financing Agreement (the Equity Line) with Kepler Capital LLC (Kepler) that allows us to access up to $25 million through sales of our common stock. Kepler's commitment was first effective on December 1, 1997, and will remain open until December 1, 2000. During any 90-day period within the three-year term, if our stock meets certain volume restrictions and trades above $10.00, then up to $500,000 would be drawn against the Equity Line in exchange for the sale of stock at a discount to an approximate minimum price of $10.00. The purchase price will be subject to a maximum discount of 15%. As a commitment fee to Kepler for keeping the Equity Line available, we have issued warrants to purchase 300,000 shares of common stock (see Note 9), and have an obligation to issue a third warrant for a maximum additional 25,000 shares on December 1, 2000. As of December 31, 1999, we had not drawn down any amount against the Equity Line. See Note 16.

7.      CAPITAL LEASE OBLIGATIONS AND CAPITAL LOANS

        We have borrowings under our capital leases and capital loan credit lines totaling $1.1 million at December 31, 1999. No additional borrowings are available under capital lease and capital loan credit lines at December 31, 1999. Under the terms of a master lease agreement, ownership of the leased equipment reverts to us at the end of the lease term.

        As of December 31, 1999, we are obligated to make the following future minimum lease payments under capital leases and principal payments on capital loans:

    --------------------------------------------------------------------------------------
    (in thousands)                                          CAPITAL LEASES   CAPITAL LOANS
                                                            ------------------------------
    Year ending December 31:
       2000                                                      $54             $168
       2001                                                       39               --
                                                                 --------------------
    Total minimum lease and principal payments, respectively      93             $168
                                                                                 ====
      Less amount representing interest                            9
                                                                 ---
      Present value of future payments                            84
      Less current portion of capital lease obligations           47
                                                                 ---
    Non-current portion of capital lease obligations             $37
    --------------------------------------------------------------------------------------

        The obligations under the capital leases and loans are secured by the leasehold improvements and equipment financed, bear interest at fixed rates of approximately 8% to 19% and are payable in monthly installments through September 2001.

    Operating Leases

        We lease two facilities under non-cancelable operating leases. The first lease expires in January 2003; the second lease commenced January 1, 1999 and expires on January 31, 2002. The future minimum rental payments under the leases as of December 31, 1999 are as follows (in thousands):

        ---------------------------------------
        YEARS ENDING DECEMBER 31:
        ---------------------------------------
                2000                     $  934
                2001                        964
                2002                        703
                2003                         56
        ---------------------------------------
                                         $2,657
        ---------------------------------------

        We recognize rent expense on a straight-line basis over the term of each lease. Rent expense under operating leases was approximately $882,000, $687,000 and $639,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

8.      NOTES RECEIVABLE FROM STOCKHOLDERS

        We held notes receivable of $65,000 at December 31, 1998 from a stockholder for the purchase of our common stock. These notes bore interest at rates ranging from 6% to 7% annually and were secured by the shares of common stock held by the borrower. At December 31, 1999, all notes were paid in full including accrued interest.

9.      STOCKHOLDERS' EQUITY

    Warrants

        We have outstanding warrants to purchase up to 1,360,193 shares of our common stock, at various prices and with varying expiration dates. The following table summarizes our outstanding warrants; additional details follow the table.

        -----------------------------------------------------------------------------------------------
                                                  NUMBER OF       EXERCISE    TERMINATION
                   ACTIVITY                       WARRANTS         PRICE       IN YEARS     EXPIRATION
        -----------------------------------------------------------------------------------------------
        Issuance of Series B preferred stock       18,395          $4.89           7           2002
        -----------------------------------------------------------------------------------------------
        Master Bridge Loan agreement               22,727          $11.00          5           2000
        -----------------------------------------------------------------------------------------------
        Loan and security agreement                73,071          $5.78           5           2002
        -----------------------------------------------------------------------------------------------
        Issuance of Series A preferred stock       20,000          $7.43           5           2001
        -----------------------------------------------------------------------------------------------
        Structured Equity Line Flexible
            Financing Agreement                   250,000          $8.25           3           2000
        -----------------------------------------------------------------------------------------------
        Commitment Fee pursuant to
            Equity Line Agreement                  50,000      $4.84 - $6.875      5        2003 - 2004
        -----------------------------------------------------------------------------------------------
        Issuance of common stock                  905,000          $9.08           4           2001
        -----------------------------------------------------------------------------------------------
        Consulting services                         6,000          $6.00           5           2003
        -----------------------------------------------------------------------------------------------
        Consulting services                        15,000          $6.063          5           2004
        -----------------------------------------------------------------------------------------------
                                    TOTAL       1,360,193
        -----------------------------------------------------------------------------------------------

        In July 1995, we issued warrants to purchase 18,395 shares of Series B Preferred Stock pursuant to a capital lease and capital loan agreement. Each such warrant was converted into a warrant for the purchase of one share of common stock and such warrants are exercisable any time through July 2002.

        Under a Master Bridge Loan Agreement with certain of our stockholders in December 1995, we issued warrants that expire in December 2000 to purchase a total of 22,727 shares of common stock. Also in December 1995, in connection with a loan and security agreement with a bank consortium, we issued warrants, which expire in December 2002, to purchase 73,071 shares of common stock.

        In conjunction with our issuance of 200 shares of Series A Redeemable Preferred Stock in December 1996, we issued warrants that allow the holders to purchase up to an aggregate of 20,000 shares of our common stock, with an expiration date of December 2001.

        In conjunction with the Equity Line (see Note 6), we issued a warrant on January 2, 1997 to purchase 250,000 shares of common stock. In addition, we are obligated to pay Kepler a "commitment fee" in the form of an additional warrants to purchase our common stock, issuable on the first, second and third anniversaries of the commencement of Kepler's commitment. The agreement provides that the number of shares covered by each warrant will not exceed 25,000, with the actual number determined based on a formula set forth in the agreement and tied to whether or not the equity line has been drawn down. See Note 16. Consequently, at December 1, 1999, we had an obligation to issue warrants to Kepler to purchase 50,000 shares of our common stock at an average exercise price of $5.86. We will be obligated to issue one additional five-year warrant to Kepler on December 1, 2000, for up to a maximum of 25,000 shares (with the precise total based on a formula set forth in the Agreement).

        In conjunction with our issuance of 1,810,000 shares in May 1997 to certain private investors, we issued warrants to purchase 905,000 shares of our common stock. These warrants will expire May 15, 2001.

        In January 1998, we issued a warrant to a third party to purchase 6,000 shares of common stock as partial compensation for services rendered to us in connection with a private placement of our common stock on December 15, 1997. We did not record the fair value of this warrant as the amount was immaterial.

        In July 1999, we issued a warrant to a third party to purchase 15,000 shares of common stock as partial compensation for financial advice pertaining to investor and media relations. The warrant has an expiration date of July 1, 2004. We recorded the fair value of $66,000 for the issuance of this warrant.

    Dividend Restrictions

        Our loan agreement with a bank lender prohibits us from declaring or paying a dividend without the bank's prior written consent.

    Common Shares Reserved for Future Issuance

        We have reserved shares of common stock as follows:

        --------------------------------------------------------------------------
                                                                DECEMBER 31,
                                                           -----------------------
                                                             1999         1998
                                                           -----------------------
        1994 Stock Plan                                    2,417,877    2,150,495
        1995 Employee Stock Purchase Plan                     89,305      289,538
        1995 Directors Stock Option Plan                     400,000      250,000
        1998 Supplemental Stock Plan                         237,500      500,000
        Non-plan stock options outstanding                    38,488       38,863
        Common stock warrants                              1,360,193    1,295,193
                                                          ------------------------
                                                 TOTAL     4,543,363    4,524,089
        --------------------------------------------------------------------------


10.     STOCK PLANS

    1994 Stock Plan

        Our 1994 Stock Plan (the Plan) authorizes our Board of Directors (the Board) to grant incentive stock options, non-statutory stock options, and stock purchase rights for up to 2,600,000 shares of common stock. At our annual meeting in May 1999, the stockholders approved the increase of shares in the Plan to an aggregate of 3,100,000 shares of common stock. The Plan was terminated on December 31, 1999, and the Board is no longer authorized to grant options under the 1994 Plan.

        The options under this Plan expire no later than ten years from the date of grant. The exercise price of the incentive stock options, non-statutory stock options and options granted to 10% shareholders must be at least 100%, 85%, and 110%, respectively, of the fair value of the stock subject to the option on the grant date. The price for shares purchased pursuant to stock purchase rights by 10% shareholders must be at least 100% of the fair market value of the stock on the date of grant.

        The options generally become exercisable as determined by the Board, but in no event at a rate of less than 20% per year for a period of five (5) years from date of grant. Shares granted under the Plan pertaining to stock purchase rights are generally subject to repurchase by us at the original issue price per share. Our right to repurchase these shares generally expires ratably over a period of time not greater than five years.

    1995 Director Stock Option Plan

        The 1995 Director Stock Option Plan (the Directors' Plan) was adopted by the Board in December 1995. A total of 250,000 shares of common stock have been reserved for issuance under the Directors' Plan. The Directors' Plan provides for the grant of non-statutory stock options to non-employee directors of Connetics. At our annual meeting in May 1999, the stockholders approved an increase in the Directors' Plan to an aggregate of 400,000 shares of common stock.

        The Directors' Plan provides that each person who first becomes a non-employee director shall be granted a non-statutory stock option to purchase 30,000 shares of common stock (the First Option) on the date on which he or she first becomes a non-employee director. Thereafter, on the date of each annual meeting of our stockholders, each non-employee director is granted an additional option to purchase 7,500 shares of common stock (a Subsequent Option) if he or she has served on the Board for at least six months as of the annual meeting date.

        Under the Directors' Plan, the First Option is exercisable in installments as to 25% of the total number of shares subject to the First Option on each of the first, second, third and fourth anniversaries of the date of grant of the First Option; each Subsequent Option becomes exercisable in full on the first anniversary of the date of grant of that

 Subsequent Option. The exercise price of all stock options granted under the Directors' Plan shall be equal to the fair market value of a share of our common stock on the date of grant of the option. Options granted under the Directors' Plan have a term of ten years. At December 31, 1998, 165,000 shares had been granted and were outstanding at a weighted average price of $6.07. At December 31, 1999, 217,500 shares had been granted, of which 180,000 shares were outstanding at a weighted average price of $6.34, with 220,000 shares available for future grants.

    1998 Supplemental Stock Plan

        On November 5, 1998, the Board approved the 1998 Supplemental Stock Plan (the Supplemental Plan) that provided the Board the authority to grant non-statutory stock options to employees and consultants for up to 500,000 shares of common stock. Effective May 19, 1999, the Board is no longer authorized to grant options under the Supplemental Plan.

        Officers and directors of Connetics were not eligible for grants under the Supplemental Plan. The options granted under this Plan expire no later than ten years from the date of grant. The exercise price of the non-statutory stock options is at least 100% of the fair value of the stock subject to the option on the grant date. The options generally become exercisable at such times as determined by the Board, but in no event at a rate of less than 20% per year for a period of five (5) years from date of grant.

    2000 Stock Plan

        In February 1999, the Board approved, and in May 1999 the stockholders approved, a new 2000 Stock Plan (the 2000 Plan). The Plan became available on January 1, 2000, and was initially funded with 808,512 shares, which equals three percent (3%) of shares outstanding on December 31, 1999. On the first day of each new calendar year during the term of the 2000 Plan, the number of shares available will be increased (with no further action needed by the Board or the stockholders) by a number of shares equal to the lesser of three percent of the number of shares of common stock outstanding on the last preceding business day, or an amount determined by the Board.

    Non-Plan Stock Options

        We may from time to time grant options outside one of our qualified plans (Non-Plan Stock Options). As of December 31, 1998, a total of 64,612 Non-Plan Stock Options had been granted and options to purchase 38,863 shares were outstanding at a weighted average price of $4.74 per share. At December 31, 1999, a total of 139,612 Non-Plan Stock Options had been granted with options to purchase 38,488 shares were outstanding at a weighted average price of $4.79 per share.

        Activity under the Plan, the Directors' Plan, Supplemental Stock Plan and Non-Plan Stock Options is summarized as follows:

-----------------------------------------------------------------------------------
                                                             OUTSTANDING OPTIONS
                                                          -------------------------
                                        SHARES                             WEIGHTED
                                      AVAILABLE            NUMBER          AVERAGE
                                         FOR                 OF            EXERCISE
                                        GRANT              SHARES           PRICE
-----------------------------------------------------------------------------------
Balance, December 31, 1996               470,161          1,033,186         $2.04
  Additional shares authorized           500,000                 --            --
  Options granted                       (865,023)           904,635         $6.15
  Options exercised                           --           (147,629)        $0.67
  Options canceled                        58,349            (58,349)        $4.64
                                      ----------          ---------
Balance, December 31, 1997               163,487          1,731,843         $4.33
  Additional shares authorized         1,225,000                 --            --
  Options granted                     (1,033,000)         1,033,000         $3.68
  Options exercised                           --           (185,328)        $0.80
  Shares repurchased                       4,356                 --         $0.44
  Options canceled                       247,135           (247,135)        $5.27
                                      ----------          ---------
Balance, December 31, 1998               606,978          2,332,380         $4.22
  Additional shares authorized           499,250                 --            --
  Options granted                     (1,160,608)         1,160,608         $6.18
  Options exercised                           --           (316,993)        $2.38
  Options canceled                       274,380           (302,130)        $5.81
                                      ----------          ---------
BALANCE, DECEMBER 31, 1999               220,000          2,873,865         $5.05
-----------------------------------------------------------------------------------

        The following table summarizes information concerning outstanding and exercisable options at December 31, 1999:

----------------------------------------------------------------------------------------------
                                 OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                      -------------------------------------------  ---------------------------
                                     WEIGHTED
     RANGE             NUMBER        AVERAGE         WEIGHTED       NUMBER         WEIGHTED
      OF                 OF       REMAINING LIFE     AVERAGE         OF            AVERAGE
EXERCISE PRICES        SHARES       (IN YEARS)    EXERCISE PRICE    SHARES      EXERCISE PRICE
----------------------------------------------------------------------------------------------
 $0.44 - $ 3.25         692,711        7.19          $ 1.83          462,535        $ 1.13
 $3.38 - $ 4.31         621,446        8.03          $ 4.00          288,105        $ 4.01
 $4.50 - $ 6.50         731,360        9.60          $ 6.10           69,875        $ 4.77
 $6.75 - $ 7.50         710,391        8.12          $ 7.17          331,947        $ 7.07
 $7.75 - $11.00         117,957        6.41          $10.11          107,810        $10.21
 --------------       ---------        ----          ------        ---------        ------
 $0.44 - $11.00       2,873,865        8.18          $ 5.05        1,260,272        $ 4.33
----------------------------------------------------------------------------------------------


        For the years ended December 31, 1999, 1998 and 1997, we recorded deferred compensation expense for the difference between the exercise price and the deemed fair value of our common stock, related to shares issued pursuant to stock purchase rights and options granted in 1996 and 1995. These options were granted to provide additional incentives to retain management and key employees. This deferred compensation expense is being amortized over the related vesting period, generally a 48-month period.

    1995 Employee Stock Purchase Plan

        The Board adopted the 1995 Employee Stock Purchase Plan (the Purchase
Plan) in December 1995. We have reserved 500,000 shares of common stock for issuance under the Purchase Plan. The Purchase Plan is administered by the Compensation Committee of the Board. Employees (including officers and employee directors) of Connetics are eligible to participate if they are employed by us or any such subsidiary for at least 20 hours per week and more than 5 months per year. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee's compensation, at a price equal to the lower of 85% of the fair market value of our common stock at the beginning or end of the offering period. We issued 200,233 shares under the plan in 1999 and 156,609 shares in 1998. At December 31, 1999, we had 89,305 shares reserved for future issuance. For the years ended December 31, 1999 and 1998, we recorded $221,000 and $323,000 in stock compensation expense relating to this plan.

    Pro Forma Information

        In accordance with the provisions of SFAS 123, we apply APB Opinion No. 25 and related interpretations in accounting for our stock option plans and, accordingly, do not recognize compensation cost for options granted with exercise prices not less than fair value on the date of grant. If we had elected to recognize compensation cost based on the fair value of the options granted at grant date and including stock purchases under the Purchase Plan as prescribed by SFAS 123, our net loss and net loss per share numbers would have been increased to the pro forma amounts indicated in the table below for the years ended December 31:

        ---------------------------------------------------------------------------------
        (in thousands except per share amounts)      1999           1998          1997
                                                   --------------------------------------
        NET LOSS:
            as reported                            $(27,283)      $(26,595)     $(27,935)
            pro forma                              $(29,473)      $(27,964)     $(29,287)
        NET LOSS PER SHARE:
            as reported                            $  (1.21)      $  (1.61)     $  (2.69)
            pro forma                              $  (1.30)      $  (1.69)     $  (2.81)
        ---------------------------------------------------------------------------------


        We estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

    -------------------------------------------------------------------------------------------
                                           STOCK OPTION PLANS           STOCK PURCHASE PLAN
                                        -------------------------    --------------------------
                                        1999     1998      1997       1999      1998     1997
                                        -------------------------------------------------------
    Expected stock price volatility     76.0%    90.0%     60.0%      76.0%     76.6%    60.0%
    Risk-free interest rate              5.71%    4.74%     5.77%      5.70%     5.05%    5.63%
    Expected life (in years)             3.7      3.8       4.1        0.5       0.5      0.5
    Expected dividend yield              0.0%     0.0%      0.0%       0.0%      0.0%     0.0%
    -------------------------------------------------------------------------------------------

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, our management does not believe that the existing models necessarily provide a reliable single measure of the fair value of its options. The weighted average fair value of options granted was $3.84 in 1999, $2.44 in 1998 and $3.12 per share in 1997.

        The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years.

    1997 Stockholder Rights Plan

        In May 1997, we adopted a stockholder rights plan (the Rights Plan) that provides existing stockholders with the right to purchase one one-thousandth of a share of our Series B Participating Preferred Stock, $0.001 par value, at an exercise price of $49 per one one-thousandth of a preferred share in the event of certain changes in our ownership. We will be entitled to redeem the rights at $0.01 per right at any time on or before the tenth day following acquisition by a person or group of 15% or more of our common stock. The Rights Plan may serve as a deterrent to certain abusive takeover tactics that are not in the best interest of stockholders. At December 31, 1999, and 1998, a total of 90,000 shares were designated under the Rights Plan and no shares were issued and outstanding.

11.     EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31:

   ----------------------------------------------------------------------------------------------------
   (in thousands except per share amounts)                         1999          1998           1997
                                                                 --------      --------       ---------
   NUMERATOR:
      Net loss                                                   $(27,283)     $(26,595)      $(27,935)
      Preferred stock dividends                                        --            (1)          (124)
                                                                 --------      --------       --------
      Numerator for basic and diluted earnings per share --
        loss to common stockholders                               (27,283)      (26,596)       (28,059)

   DENOMINATOR:
      Denominator for basic and diluted earnings per share --
        weighted-average shares                                    22,619        16,533         10,412

   BASIC AND DILUTED NET LOSS PER SHARE                          $  (1.21)     $  (1.61)      $  (2.69)
   ----------------------------------------------------------------------------------------------------

        Options to purchase 2,873,865 shares of common stock at exercise prices ranging from $0.44 to $11.00 and warrants to purchase 1,360,193 shares of common stock at exercise prices ranging from $4.89 to $11.00 were outstanding during 1999 but were not included in the computation of diluted earnings per share as their effect would be antidilutive.

12.     INCOME TAXES

        As of December 31, 1999, we had federal and state net operating loss carryforwards of approximately $96.1 million and $14.8 million. We also had federal and California research and development tax credit carryforwards of approximately $3.1 million and $2.1 million. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2008 through 2019, if we do not use them. The California state net operating losses will expire at various dates beginning in 2000 through 2003, if we do not use them.

        Our ability to use our net operating loss carryforwards and credits may be subject to an annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before we are able to use them.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows:

    ---------------------------------------------------------------------------------
    (in thousands)                                                  DECEMBER 31,
                                                                  1999        1998
                                                                ---------------------
    Deferred tax assets
      Net operating loss carryforward ....................      $ 33,500    $ 26,600
      Capitalized research and development ...............         4,200       3,100
      Research credit ....................................         4,600       3,300
      Other - Net ........................................         3,200       2,500
                                                                ---------------------
      Total Deferred Tax Assets ..........................        45,500      35,500
      Valuation allowance ................................       (45,500)    (35,500)
                                                                ---------------------
    Net deferred tax assets ..............................      $     --    $     --
    ---------------------------------------------------------------------------------

        Due to our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by $10.0 million and $9.6 million for the years ended December 31, 1999 and 1998, respectively.

13.     INTERMUNE

        On April 28, 1999, our wholly-owned subsidiary InterMune became an independent company through venture capital funding and a portion of our original investment in InterMune was returned to us. We established InterMune to develop Actimmune for serious pulmonary and infectious diseases and congenital disorders shortly after we in-licensed Actimmune from Genentech in May 1998. We retained approximately a 10% equity position in InterMune, which is now approximately a 7% equity position, received a license fee payment of $500,000, a $4.7 million return of invested capital, and will receive an additional return of invested capital of $3.5 million in the form of cash and equity over the next two years. We have retained commercial rights to and revenue from Actimmune for chronic granulomatous disease up to a predetermined annual baseline that is preset for three years (January 15, 1999 through December 31, 2001) and will receive a royalty on Actimmune sales thereafter. In addition, we have retained the product rights for potential dermatological applications of Actimmune.

14.     SUBSEQUENT EVENT (UNAUDITED)

        Structured Equity Line Flexible Financing. In January 2000, our stock traded over $10.00 per share for the first time since the Equity Line Agreement became available in December 1997. Consequently, Kepler exercised its right to require us to draw down $500,000 against the equity line in exchange for our common stock, and we issued 58,438 shares to Kepler at a purchase price of $8.556 on February 10, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent public accountants on accounting and financial disclosure.

                                    PART III

ITEM 10. OUR DIRECTORS AND EXECUTIVE OFFICERS

        The information required by this Item 10 regarding directors of the Company is incorporated into this item by reference to the information set forth under "Election of Directors" and "Further Information Concerning the Board of Directors" in the Company's definitive Proxy Statement ("2000 Proxy Statement") to be filed with the Securities and Exchange Commission and relating to the Company's annual meeting of stockholders to be held May 11, 2000.

The following table shows information about our executive officers as of March 1, 2000:

--------------------------------------------------------------------------------------------
NAME                         AGE                    POSITION
--------------------------------------------------------------------------------------------
Thomas G. Wiggans            47     President, Chief Executive Officer and Director
--------------------------------------------------------------------------------------------
John L. Higgins              29     Executive Vice President, Finance and Administration and
                                    Chief Financial Officer
--------------------------------------------------------------------------------------------
C. Gregory Vontz             39     Executive Vice President and Chief Commercial Officer
--------------------------------------------------------------------------------------------
Krisztina Zsebo, Ph.D.       44     Executive Vice President, Product Development
--------------------------------------------------------------------------------------------
Robert G. Lederer.           54     Sr. Vice President, Commercial Operations
--------------------------------------------------------------------------------------------
Katrina J. Church.           38     Vice President, Legal Affairs, Corporate Counsel and
                                    Secretary
--------------------------------------------------------------------------------------------

        Thomas G. Wiggans has served as President, Chief Executive Officer and as a director since July 1994. From February 1992 to April 1994, Mr. Wiggans served as President and Chief Operating Officer of CytoTherapeutics, a biotechnology company. From 1980 to February 1992, Mr. Wiggans served in various positions at Ares-Serono Group, a pharmaceutical company, including President of its U.S. pharmaceutical operations and Managing Director of its U.K. pharmaceutical operations. From 1976 to 1980 he held various sales and marketing positions with Eli Lilly & Co., a pharmaceutical company. He is currently a director the Biotechnology Industry Organization, and Chairman of its Emerging Company Section. He is also a director of Paladin Labs, a public Canadian pharmaceutical company, and another private pharmaceutical company. Mr. Wiggans received a B.S. in Pharmacy from the University of Kansas and an M.B.A. from Southern Methodist University.

        John L. Higgins has served as Chief Financial Officer since September 1997, and as Executive Vice President, Finance and Administration, since January 2000. He served as Vice President, Finance and Administration from the time he joined Connetics through December 1999. Prior to joining Connetics, he was a member of the executive management team at BioCryst Pharmaceuticals, Inc. Before joining BioCryst in 1994, Mr. Higgins was a member of the health care banking team of Dillon, Read & Co. Inc., an investment banking firm. He is a director of InterMune Pharmaceuticals, Inc. He received his A.B. from Colgate University.

        C. Gregory Vontz joined the Company as Executive Vice President, Chief Commercial Officer in December of 1999. Before joining the Company, Mr. Vontz spent 12 years with Genentech, Inc., most recently as Director of New Markets and Healthcare Policy. Before joining Genentech, Inc. in 1987, Mr. Vontz held sales positions with Merck, Sharpe & Dohme. Mr. Vontz received his B.S. in Chemistry from the University of Florida and his M.B.A. from the Haas School of Business at University of California at Berkeley.

        Krisztina Zsebo, Ph.D. has served as Executive Vice President, Research and Product Development since January 2000. Prior to joining Connetics, she was Vice President of Biopharmaceuticals and Implant Division at ALZA. Before joining ALZA, she was a member of the executive management team at Cell Genesys, and prior to that, she was at AMGEN from 1984-1992.

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

        Katrina J. Church has served as Vice President, Legal Affairs and Corporate Counsel since June 1998, and as Secretary since September 1998. Prior to joining Connetics, Ms. Church served in various positions at VISX, Incorporated, most recently as Vice President, General Counsel. Before joining VISX in 1991, Ms. Church practiced law with the firm Hopkins & Carley in San Jose, California. Ms. Church received her J.D. from the New York University School of Law, and her A.B. from Duke University.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 regarding compensation of Connetics' directors and executive officers is incorporated into this item by reference (except to the extent allowed by Item 402(a)(8) of Regulation S-K) to the 2000 Proxy Statement section entitled "Executive Compensation and Related Information."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of the Company is incorporated into this item by reference to the 2000 Proxy Statement section entitled "Common Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 regarding certain relationships and related transactions with management of the Company is incorporated into this item by reference to the 2000 Proxy Statement section entitled "Certain Relationships and Related Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     1.     Financial Statements. See Index to Consolidated Financial
               Statements at Item 8 on Page 25 of this Report.

        2. Financial Statement Schedules. Financial statement schedules are omitted because they are not applicable or are not required as the information required to be set forth therein is included in the financial statements or notes thereto.

        3. The Exhibits filed as a part of this Report are listed in the Index to Exhibits.

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the fourth quarter of 1999.

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

                                  Connetics Corporation
                                  a Delaware corporation


                                  By: /s/  JOHN L. HIGGINS
                                      ------------------------------------------
                                      John L. Higgins
                                      Executive Vice President, Finance and
                                      Administration and Chief Financial Officer

Date: March 1, 2000

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


SIGNATURE                                          TITLE                        DATE
---------                                          -----                        ----

PRINCIPAL EXECUTIVE OFFICER:

/s/  THOMAS G. WIGGANS               President, Chief Executive Officer    March 1, 2000
-----------------------------        and Director
Thomas G. Wiggans

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/  JOHN L. HIGGINS                 Executive Vice President, Finance     March 1, 2000
--------------------------           and Administration and Chief
John L. Higgins                      Financial Officer

CHAIRMAN OF THE BOARD:

/s/  G. KIRK RAAB                    Director                              March 1, 2000
--------------------------
G. Kirk Raab

ADDITIONAL DIRECTORS:

/s/  ALEXANDER E. BARKAS             Director                              March 1, 2000
--------------------------
Alexander E. Barkas

/s/  EUGENE A. BAUER                 Director                              March 1, 2000
--------------------------
Eugene A. Bauer

/s/  BRIAN H. DOVEY                  Director                              March 1, 2000
--------------------------
Brian H. Dovey

/s/  JOHN C. KANE                    Director                              March 1, 2000
--------------------------
John C. Kane

/s/  THOMAS D. KILEY                 Director                              March 1, 2000
--------------------------
Thomas D. Kiley

/s/  JOSEPH J. RUVANE, JR.           Director                              March 1, 2000
--------------------------
Joseph J. Ruvane, Jr.

                              CONNETICS CORPORATION
                                INDEX TO EXHIBITS
                                  [Item 14(c)]

--------------------------------------------------------------------------------
Exhibit
Number      Description
--------------------------------------------------------------------------------
3.1*        Form of Amended and Restated Certificate of Incorporation
            (previously filed as an exhibit to Form S-1 Registration Statement
            No. 33-80261)

3.2*        Form of Bylaws (previously filed as an exhibit to Form S-1
            Registration Statement No. 33-80261)

3.3*        Amendment to the Company's Amended and Restated Certificate of
            Incorporation, as filed with the Delaware Secretary of State on May
            15, 1997 (previously filed as an exhibit to the Company's Report on Form 8-K dated May 23, 1997)

3.4*        Certificate of Designation of Rights, Preferences and Privileges of
            Series B Participating Preferred Stock, as filed with the Delaware
            Secretary of State on May 15, 1997. Reference is made to Exhibit
            4.2.

4.1* Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company's Report on Form 10-K dated March 30, 1999)

4.2* Preferred Shares Rights Agreement, dated as of May 20, 1997, between the Company and U.S. Stock Transfer Corporation, including the
            Certificate of Designation of Rights, Preferences and Privileges of
            Series B Participating Preferred Stock, the form of Rights
            Certificate and the Summary of Rights attached thereto as Exhibits
            A, B and C, respectively (previously filed as an exhibit to Registration Statement on Form 8-A filed on May 23, 1997)

10.1* Form of Indemnification Agreement with the Company's directors and officers (previously filed as an exhibit to the Company's Form S-1
            Registration Statement No. 33-80261)

10.2(M)*    1994 Stock Plan, as amended, and form of Option Agreement
            (previously filed as Exhibit 4.1 to the Company's Form S-8
            Registration Statement No. 333-85155)

10.3(M)*    1995 Employee Stock Purchase Plan, as amended, and form of
            Subscription Agreement (previously filed as an exhibit to Post-Effective Amendment No. 1 to Form S-8 Registration Statement
            No. 333-04985)

10.4(M)*    1995 Directors' Stock Option Plan, as amended, and form of Option
            Agreement (previously filed as Exhibit 4.1 to the Company's Form S-8
            Registration Statement No. 333-85155)

10.5+*      License Agreement dated September 27, 1993, between Genentech, Inc.
            and Connetics, Amendment dated July 14, 1994, and side letter agreement dated November 17, 1994 (previously filed as an exhibit to Form S-1 Registration Statement No. 33-80261)

10.6* Assignment and Assumption Agreement, dated June 3, 1994, by and between Connetics and XOMA Corporation (previously filed as an exhibit to Form S-1 Registration Statement No. 33-80261)

10.7+*      Technology Acquisition Agreement dated June 3, 1994 by and between
            Connetics and XOMA Corporation, and License Agreement dated February
            27, 1990 by and between Arthur A. Vandenbark, Ph.D. and XOMA
            Corporation (previously filed as an exhibit to Form S-1 Registration
            Statement No. 33-80261)

10.8+* Agreement on Interferon Gamma-1B dated December 8, 1995 by and between Connetics and Genentech, Inc. (previously filed as an exhibit to Form S-1 Registration Statement No. 33-80261)

--------------------------------------------------------------------------------
Exhibit
Number      Description
--------------------------------------------------------------------------------
10.9*       Business Loan Agreement, dated July 18, 1995, among Connetics,
            Silicon Valley Bank and MMC/GATX Partnership No. 1 (previously filed as an exhibit to Form S-1 Registration Statement No. 33-80261)

10.10+* Research Collaboration and Assignment Agreement, dated July 1, 1994, between the Company and Dr. Arthur A. Vandenbark (previously filed as an exhibit to Form S-1 Registration Statement No. 33-80261)

10.11*      Consulting Agreement dated November 17, 1993 between Connetics and
            Brian Seed (previously filed as an exhibit to Form S-1 Registration
            Statement No. 33-80261)

10.12*      Consulting Agreement dated November 17, 1993 between Connetics and
            Eugene Bauer (previously filed as an exhibit to Form S-1
            Registration Statement No. 33-80261)

10.13(M)*   Employment Agreement dated June 9, 1994 between Connetics and Thomas
            Wiggans (previously filed as an exhibit to the Company's Form S-1
            Registration Statement No. 33-80261)

10.14(M)*   Loan Agreements between the Company and Thomas Wiggans dated July
            15, 1994 and August 1, 1994 (previously filed as an exhibit to Form
            S-1 Registration Statement No. 33-80261)

10.15(M)*   Letter Agreement with G. Kirk Raab dated October 1, 1995 (previously filed as an exhibit to Form S-1 Registration Statement No. 33-80261)

10.16* Facility Master Lease between the Company and Renault & Handley dated February 9, 1994 (previously filed as an exhibit to Form S-1
            Registration Statement No. 33-80261)

10.17*      Loan and Security Agreement dated December 21, 1995 by and among the
            Company, Silicon Valley Bank and MMC/GATX Partnership No. 1
            (previously filed as an exhibit to Form S-1 Registration Statement
            No. 33-80261)

10.18+*     Agreement on Relaxin Rights in Asia dated April 1, 1996 between the
            Company and Mitsubishi Chemical Corporation (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996)

10.19+* Soltec License Agreement dated June 14, 1996 (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996)

10.20(M)*   Form of Directors and Officers Change in Control Agreement
            (previously filed as an exhibit to the Company's Quarterly Report on
            Form 10-Q for the fiscal quarter ended September 30, 1996)

10.21* Warrant, dated December 4, 1996 between Connetics and a certain purchaser (previously filed as an exhibit to the Company's Report on Form 8-K dated December 4, 1996)

10.22+*     Asset Purchase Agreement dated December 2, 1996 between Connetics,
            SmithKline Beecham Corporation, SmithKline Beecham Pharma Inc.,
            SmithKline Beecham Properties, Inc. and SmithKline Beecham
            Inter-American Corporation (previously filed as an exhibit to the Company's Report on Form 8-K dated January 15, 1997)

10.23* Stock Issuance Agreement dated December 31, 1996 between Connetics and SmithKline Beecham Properties, Inc (previously filed as an exhibit to the Company's Report on Form 8-K dated January 15, 1997)

10.24*      Secured Promissory Note dated December 31, 1996 issued to SmithKline
            Beecham Corporation (previously filed as an exhibit to the Company's
            Report on Form 8-K dated January 15, 1997)

10.25*      Security Agreement dated December 31, 1996 between Connetics and
            SmithKline Beecham Corporation (previously filed as an exhibit to the Company's Report on Form 8-K dated January 15, 1997)

--------------------------------------------------------------------------------
Exhibit
Number      Description
--------------------------------------------------------------------------------
10.26+*     Supply Agreement dated December 31, 1996 between Connetics and
            SmithKline Beecham Corporation (previously filed as an exhibit to the Company's Report on Form 8-K dated January 15, 1997)

10.27*      Structured Equity Line Flexible Financing Agreement dated January 2,
            1997 between Connetics and Kepler Capital LLC (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

10.28*      Registration Rights Agreement dated January 2, 1997 between
            Connetics and Kepler Capital LLC (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1996)

10.29(M)*   Form of Notice of Stock Option Grant to G. Kirk Raab for stock option issued in January 1997 (previously filed as an exhibit to
            Post-Effective Amendment No. 1 to Form S-8 Registration Statement
            No. 333-04985)

10.30* Common Stock and Warrant Purchase Agreement dated May 15, 1997 by and among Connetics, Genentech, Inc. and certain investors
            (previously filed as an exhibit to Form S-3 Registration Statement
            No. 333-21941)

10.31*      Registration Rights agreement dated May 15, 1997 by and among
            Connetics and certain investors (previously filed as an exhibit to Form S-3 Registration Statement No. 333-21941)

10.32* Form of Common Stock Purchase Warrant issued to certain investors on May 15, 1997 (previously filed as an exhibit to Form S-3
            Registration Statement No. 333-21941)

10.33*      Amendment dated November 13, 1997 to Secured Promissory Note dated
            December 31, 1996 issued to SmithKline Beecham Corporation
            (previously filed as an exhibit to Form S-1 Registration Statement
            No. 333-41195)

10.34*      Letter Agreement dated November 26, 1997 between Connetics and
            Gerard Klauer Mattison & Co., Inc. (previously filed as an exhibit to Form S-1 Registration Statement No. 333-41195)

10.35* Omnibus Agreement with SmithKline Beecham Corporation and related entities dated December 18, 1997 (previously filed as an exhibit to Form S-1 Registration Statement No. 333-41195)

10.36*      Canadian Asset Purchase Agreement with Pharmascience, Inc. dated
            December 19, 1997 (previously filed as an exhibit to Form S-1
            Registration Statement No. 333-41195)

10.37*      Supply Agreement with Pharmascience, Inc. dated December 19, 1997
            (previously filed as an exhibit to Form S-1 Registration Statement
            No. 333-41195)

10.38*+     License Agreement dated January 1, 1998 between Connetics and Soltec
            Research Pty Limited (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1997)

10.39*+ Agreement on Relaxin dated January 19, 1998 by and between Connetics and Howard Florey Institute of Experimental Physiology and Medicine
            (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.40*      Common Stock Purchase Agreement dated April 10, 1998 by and among
            Connetics and certain investors (previously filed as Exhibit 10.1 to the Company's Report on Form 8-K dated May 6, 1998)

10.41*+     Agreement dated as of April 23, 1998 between Connetics and Suntory
            Limited (previously filed as Exhibit 10.1 to the Company's Report on
            Form 10-Q for the quarter ended June 30, 1998)

--------------------------------------------------------------------------------
Exhibit
Number      Description
--------------------------------------------------------------------------------
10.42*+     Second Omnibus Agreement with SmithKline Beecham Corporation and related entities dated April 28, 1998 (previously filed as an exhibit to the Company's Current Report on Form 8-K filed May 6,
            1998)

10.43*+     License Agreement dated as of May 5, 1998 between Connetics and
            Genentech, Inc. (previously filed as Exhibit 10.2 to the Company's
            Report on Form 10-Q for the quarter ended June 30, 1998)

10.44*+     Supply Agreement dated as of May 5, 1998 between Connetics and
            Genentech, Inc. (previously filed as Exhibit 10.3 to the Company's
            Report on Form 10-Q for the quarter ended June 30, 1998)

10.45*      Stock Purchase Agreement dated May 5, 1998 between Connetics and
            Genentech, Inc. (previously filed as Exhibit 10.4 to Form S-3
            Registration Statement No. 333-69055)

10.46*      Common Stock Purchase Agreement dated November 20, 1998 by and among
            Connetics and certain investors (previously filed as Exhibit 10.1 to Form S-3 Registration Statement No. 333-69055)

10.47*      Registration Rights Agreement dated November 20, 1998 by and among
            Connetics and certain investors (previously filed as Exhibit 10.2 to Form S-3 Registration Statement No. 333-69055)

10.48*(M)   Secured Loan Agreement and associated documents dated January 9,
            1998, between Connetics and John L. Higgins (previously filed as
            Exhibit 10.55 to the Company's Annual Report on Form 10-K for the
            year ended December 31, 1998)

10.49*(M)   Letter of Employment dated July 1, 1998 from Connetics to Robert G.
            Lederer (previously filed as Exhibit 10.56 to the Company's Annual
            Report on Form 10-K for the year ended December 31, 1998)

10.50*(M)   Loan Agreement and associated documents dated August 21, 1998, between the Company and Robert G. Lederer (previously filed as
            Exhibit 10.57 to the Company's Annual Report on Form 10-K for the
            year ended December 31, 1998)

10.51*      Loan and Security Agreement between Silicon Valley Bank and the
            Company dated September 24, 1998, as modified December 22, 1998 pursuant to a Loan Modification Agreement (previously filed as Exhibit 10.58 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

10.52*(M)   Restricted Common Stock Purchase Agreement dated November 5, 1998 between the Company and Kirk Raab (previously filed as Exhibit 10.59 to the Company's Annual Report on Form 10-K for the year ended
            December 31, 1998)

10.53*(M)   1998 Supplemental Stock Plan (previously filed as Exhibit 10.60 to the Company's Annual Report on Form 10-K for the year ended December
            31, 1998)

10.54* Industrial Building Lease dated November 20, 1998, by and between the Company and West Bayshore Associates, a general partnership, et al. (previously filed as Exhibit 10.61 to the Company's Annual
            Report on Form 10-K for the year ended December 31, 1998)

10.55*+     Relaxin Scale-up and Bulk Supply Agreement effective as of December
            1, 1998, by and between the Company and Bender + Co. Ges.m.b.H.
            (previously filed as Exhibit 10.62 to the Company's Annual Report on
            Form 10-K for the year ended December 31, 1998)

10.56* Amendment No. One to License Agreement, effective December 28, 1998, between Connetics and Genentech (previously filed as Exhibit 10.63 to the Company's Annual Report on Form 10-K for the year ended
            December 31, 1998)

--------------------------------------------------------------------------------
Exhibit
Number      Description
--------------------------------------------------------------------------------
10.57*      Amendment No. One to Stock Purchase Agreement, effective December
            28, 1998, between Connetics and Genentech (previously filed as
            Exhibit 10.64 to the Company's Annual Report on Form 10-K for the
            year ended December 31, 1998)

10.58*+     Relaxin Development, Commercialization and License Agreement dated
            January 11, 1999 by and between Connetics and Medeva
            Pharmaceuticals, Inc. (previously filed as Exhibit 10.65 to the
            Company's Annual Report on Form 10-K for the year ended December 31,
            1998)

10.59* Common Stock Purchase Agreement, dated January 11, 1999, by and between Connetics and Medeva PLC (previously filed as Exhibit 10.66 to the Company's Annual Report on Form 10-K for the year ended
            December 31, 1998)

10.60*      Registration Rights Agreement, dated January 11, 1999 by and between
            Connetics and Medeva PLC (previously filed as Exhibit 10.67 to the
            Company's Annual Report on Form 10-K for the year ended December 31,
            1998)

10.61*      Promotion Agreement effective as of April 1, 1999 between the
            Company and MGI Pharma, Inc. (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1999)

10.62*      Co-promotion Agreement effective as of April 1, 1999 between the
            Company and MGI Pharma, Inc. (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1999)

10.63*      Amendment No. Two to License Agreement, effective as of January 15,
            1999, between the Company and Genentech, Inc. (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1999)

10.64*      Amendment No. Three to License Agreement, effective as of April 27,
            1999, between the Company and Genentech, Inc. (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1999)

10.65*(M)   Restricted Common Stock Purchase Agreement dated March 9, 1999 between the Company and Kirk Raab (previously filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1999)

10.66*(M)   Restricted Common Stock Purchase Agreement dated March 9, 1999 between the Company and Thomas G. Wiggans (previously filed as
            Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the
            fiscal quarter ended March 30, 1999)

10.67*      Collaboration Agreement dated April 27, 1999 between the Company and
            InterMune Pharmaceuticals, Inc. (previously filed as Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1999)

10.68*      Series A-1 and A-2 Preferred Stock Purchase Agreement dated April
            27, 1999 among the Company, InterMune Pharmaceuticals, Inc., and various other investors (previously filed as Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
            March 30, 1999)

10.69*      Transition Agreement dated April 27, 1999 between the Company and
            InterMune Pharmaceuticals, Inc. (previously filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1999)

10.70*+     Relaxin Development, commercialization and License Agreement dated
            July 7, 1999 between the Company and Paladin Labs Inc. (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999)

--------------------------------------------------------------------------------
Exhibit
Number      Description
--------------------------------------------------------------------------------
10.71*      Common Stock Purchase Agreement dated July 7, 1999 between the
            Company and Paladin Labs Inc. (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999)

10.72* Registration Rights Agreement dated July 7, 1999 between the Company and Paladin Labs Inc. (previously filed as Exhibit 10.3 to the
            Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
            June 30, 1999)

10.73*      License Agreement (Ketoconazole) dated July 14, 1999 between the
            Company and Soltec Research Pty Ltd. (previously filed as Exhibit
            10.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999)

10.74*      2000 Stock Plan and form of Option Agreement (previously filed as
            Exhibit 4.4 to the Company's Form S-8 Registration Statement No.
            333-85155)

10.75(c)    Agreement dated December 9, 1999 between the Company and Soltec
            Research Pty Ltd.

21.1        Subsidiaries

23.1        Consent of Ernst & Young LLP, Independent Auditors

24.1        Power of Attorney (see page 50)

27.1        Financial Data Schedule (EDGAR filed version only)

-----------------

*      Previously filed.

(M) This item is a management compensatory plan or arrangement required to be listed as an exhibit to this form pursuant to Item 601(a)(10)(iii) of Regulation S-K.

(c) We have omitted certain portions of this Exhibit and have requested confidential treatment of such portions from the SEC.

+ We have requested and the SEC has granted confidential treatment for certain portions of this Exhibit.