Form 10-Q
period 2000-03-31
CONNETICS CORP
filed 2000-05-15
CIK 1004960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [x] No [ ]

     As of May 8, 2000, 27, 264, 621 shares of the Registrant's common stock were outstanding, at $0.001 par value.

                              CONNETICS CORPORATION
                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                       ----
PART I.         FINANCIAL INFORMATION
                Item 1. Condensed Consolidated Financial Statements

                        Condensed Consolidated Balance Sheets at March 31, 2000 and
                        December 31, 1999................................................................3

                        Condensed Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999.............................................4

                        Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999.............................................5

                        Notes to Condensed Consolidated Financial Statements.............................6

                Item 2. Management's Discussion and Analysis of Financial Condition and
                        Results of Operations...........................................................10

                Item 3. Quantitative and Qualitative Disclosures About Market Risks.....................22

PART II         OTHER INFORMATION

                Item 6. Exhibits and Reports on Form 8-K................................................23

                        Exhibits........................................................................23

                        Reports on Form 8-K.............................................................23
SIGNATURE               ................................................................................24


PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                                     CONNETICS CORPORATION
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (In thousands)

                                                                       March 31,
                                                                         2000       December
                                                                      (unaudited)   31, 1999
                                                                      ---------    ---------
Assets
Current assets:
  Cash and cash equivalents                                           $  12,521    $   8,460
  Short-term investments                                                 12,349       17,839
  Accounts receivable                                                     1,326        1,608
  Other current assets                                                      712          817
                                                                      ---------    ---------
          Total current assets                                           26,908       28,724

Property and equipment, net                                               1,414        1,505
Non current marketable securities                                        20,923           --
Notes receivable from related parties                                       330           60
Deposits and other assets                                                   121          121
                                                                      ---------    ---------
Total assets                                                          $  49,696    $  30,410
                                                                      =========    =========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                    $   2,962    $   4,988
  Accrued liabilities                                                     3,097        1,596
  Accrued process development expenses                                    1,105        3,296
  Accrued payroll and related expenses                                    1,121        1,453
  Current portion of notes payable and other liabilities                  1,855        2,594
  Current portion of capital lease obligations, capital loans and
     long-term debt                                                       1,285        1,396
                                                                      ---------    ---------
          Total current liabilities                                      11,425       15,323

Non-current portion of capital lease obligations, capital loans and
  long-term debt                                                            525          799

Stockholders' equity:
Common stock, treasury stock and additional paid-in capital             135,896      133,963
  Deferred compensation                                                     (34)         (39)
  Accumulated deficit                                                  (119,152)    (119,752)
  Accumulated other comprehensive income                                 21,036          116
                                                                      ---------    ---------
            Total stockholders' equity                                   37,746       14,288
                                                                      ---------    ---------
Total Liabilities and Stockholders' Equity                            $  49,696    $  30,410
                                                                      =========    =========

     See accompanying notes to condensed consolidated financial statements.

                              CONNETICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                   Three Months Ended
                                                      March 31,
                                                 ---------------------
                                                  2000         1999
                                                 --------    --------
Revenues:
   Product                                       $  5,666    $  2,161
   Contract                                         7,750       5,000
                                                 --------    --------
        Total revenues                             13,416       7,161
                                                 --------    --------

Operating costs and expenses:
  Cost of product revenues                          1,799       1,171
  License amortization                                 --       1,680
  Research and development                          6,145       4,681
  Selling, general and administrative               5,519       5,594
                                                 --------    --------
Total operating costs and expenses                 13,463      13,126
Interest and other income                             746         334
Interest expense                                     (100)       (292)
                                                 --------    --------
Net income (loss)                                $    599    $ (5,923)
                                                 ========    ========

Net income (loss) per share:
     Basic                                       $   0.02    $  (0.28)
                                                 ========    ========
     Diluted                                     $   0.02    $  (0.28)
                                                 ========    ========

Shares used to calculate net income (loss) per
share
     Basic                                         26,627      21,088
                                                 ========    ========
     Diluted                                       28,412      21,088
                                                 ========    ========




     See accompanying notes to condensed consolidated financial statements.

                              CONNETICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                Three Months Ended March 31,
                                                                   2000        1999
                                                                 --------    --------
Cash flows from operating activities:
Net income (loss)                                                $    599    $ (5,923)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation and amortization                                         170       1,859
Amortization of deferred compensation                                   5         637
Variable option expense                                               715          --
Changes in assets and liabilities:
Accounts receivable                                                   282        (716)
Current and other long-term assets                                   (165)       (532)
Current and other liabilities                                      (3,047)      2,648
Other long-term liabilities                                            --         670
                                                                 --------    --------
Net cash used in operating activities                              (1,441)     (1,357)
                                                                 --------    --------
Cash flows from investing activities:
Purchases of short-term investments                                (1,458)     (2,784)
Sales and maturities of short-term investments                      6,945       4,274
Capital expenditures                                                  (79)       (664)
                                                                 --------    --------
Net cash provided by investing activities                           5,408         826
                                                                 --------    --------
Cash flows from financing activities:
Payment of notes payable                                             (739)     (2,500)
Payments on obligations under capital leases and capital loans       (385)       (117)
Proceeds from issuance of common stock, net                         1,218       4,086
                                                                 --------    --------
Net cash provided by financing activities                              94       1,469
                                                                 --------    --------
Net change in cash and cash equivalents                             4,061         938
Cash and cash equivalents at beginning of period                    8,460      14,708
                                                                 --------    --------
Cash and cash equivalents at end of period                       $ 12,521    $ 15,646
                                                                 ========    ========

Supplementary information:
Interest paid                                                    $     53    $    173








     See accompanying notes to condensed consolidated financial statements.

                              CONNETICS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

1.      BASIS OF PRESENTATION
        We have prepared the accompanying unaudited condensed consolidated financial statements of Connetics Corporation ("Connetics") in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

        These financial statements and notes should be read in conjunction with audited financial statements and notes to those financial statements for the year ended December 31, 1999 included in our Annual Report on Form 10-K.


2.      EARNINGS PER SHARE
        We compute basic earnings per share based on the weighted average number of common shares outstanding during the period. Diluted earnings per share also includes the incremental shares expected to be issued pursuant to the exercise of in-the-money stock options and other potentially dilutive securities. The number of incremental shares from the assumed issuance of stock options and other potentially dilutive securities is calculated applying the treasury stock method. Common stock equivalent shares are excluded from the computation when there is a loss, as their effect is anti-dilutive. The following table sets forth the computations for basic and diluted earnings per share.

                                                       Three months ended March 31,
                                                       ----------------------------
          (In thousand, except per share amounts)        2000              1999
                                                       ------            ---------
          Numerator for basic and diluted earnings
          per share-
                 Net income (loss)                    $  599            $  (5,923)
                                                      ======            =========

          Denominator for basic earnings per share-                        21,088
                 Weighted average shares              26,627
          Effect of dilutive securities-
                Stock options and warrants             1,785                   --
                                                      ------            ---------
          Denominator for diluted earnings per share  28,412               21,088
          Earnings (loss) per share:
               Basic                                  $ 0.02            $   (0.28)
                                                      ======            =========
               Diluted                                $ 0.02            $   (0.28)
                                                      ======            =========

3.      COMPREHENSIVE INCOME (LOSS)
        During the three months ended March 31, 2000, total comprehensive income
(loss) amounted to $21.5 million compared to $(5.9) million for the same period in 1999. The components of comprehensive income (loss) for the three-month periods ended March 31, 2000 and March 31, 1999 are as follows:

                                                       Three months ended March 31,
                                                       ----------------------------
         (In thousands)                                   2000              1999
                                                       ---------          ----------
         Net income (loss)                              $   599            $(5,923)
         Unrealized gain  (loss) on securities           20,920                 (9)
         Foreign currency translation adjustment             --                 --
                                                        -------            -------
         Comprehensive Income (loss)                    $21,519            $(5,932)
                                                        =======            =======


Accumulated other comprehensive income at March 31, 2000 and December 31, 1999 consisted of unrealized gains on securities of $21.0 million and $ 0.1 million, respectively.

4.      RESEARCH AND LICENSE AGREEMENTS
        In January 1999, Connetics entered into a development, commercialization and supply agreement with Celltech Group, PLC (formerly Medeva PLC) of the United Kingdom ("Celltech)") for certain therapeutic indications pertaining to relaxin. Under the terms of the agreement, Medeva paid $8.0 million upon closing, which included a $4.0 million contract fee and a $4.0 million equity investment, and will potentially pay $17.0 million of milestone payments based upon the achievement of development milestones in the U.S. and Europe and $5.0 million for the development and approval of each indication in Europe in addition to scleroderma. Celltech is responsible for all development and commercialization activities in Europe and is required to pay royalties on sales in Europe. In addition, Celltech will reimburse us for 50% of the product development costs in the U.S. up to a maximum of $1.0 million per quarter, for an estimated total of $10.0 million. We also agreed to potentially share U.S. co-promotion rights with Celltech for up to five years, and Celltech will purchase relaxin materials from us. We recorded $6.0 million for the quarter ended March 31, 2000, and $5.0 million for the quarter ended March 31, 1999, in contract revenue under this agreement.

        In July 1999, we entered into a development, commercialization and supply agreement with Paladin Labs Inc., a Canadian corporation, for relaxin. Under the terms of the agreement, Paladin will pay up to $3.2 million in development, milestone and equity payments for the successful development of Relaxin for the treatment of scleroderma. We may receive additional milestone payments for the approval of additional indications for relaxin in Canada. Paladin is responsible for all development and commercialization activities in Canada, and will pay royalties on all sales of relaxin in Canada. For the three months ended March 31, 2000, we recorded $0.2 million in contract revenue under this agreement.

5.      INTERMUNE

        On April 28, 1999, our wholly-owned subsidiary InterMune became an independent company through venture capital funding and a portion of our original investment in InterMune was returned to us. We established InterMune to develop Actimmune for serious pulmonary and infectious diseases and congenital disorders shortly after we in-licensed Actimmune from Genentech in May 1998. We retained approximately a 10% equity position in InterMune, which is now approximately a 7% equity position, received a license fee payment of $500,000, a $4.7 million return of invested capital, and will receive an additional return of invested capital of $3.5 million in the form of cash and equity receivable through fiscal 2001, of which we received $1.5 million in cash during the first quarter of 2000. We have retained commercial rights to and revenue from Actimmune for chronic granulomatous disease up to a predetermined annual baseline that is preset for three years (January 15, 1999 through December 31, 2001) and will receive a royalty on Actimmune sales thereafter. In addition, we have retained the product rights for potential dermatological applications of Actimmune. During the first quarter of 2000, Intermune completed its initial public offering, and as a result, we recorded a mark-to-market unrealized gain of $20.4 million on our equity investment. The Intermune investment is included in non current marketable securities in the Condensed Consolidated Balance Sheet at March 31, 2000.

6.      LIQUIDITY AND FINANCIAL VIABILITY
        In the course of our development activities, we have sustained continuing operating losses and expect such losses to continue for the next few years. Our future capital uses and requirements depend on numerous factors, including the progress of our research and development programs, the progress of clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, and enforcing patent claims and other intellectual property rights, competing technological and market developments, our ability to establish collaborative arrangements, the level of product revenues, the possible acquisition of new products and technologies, and the development of commercialization activities. Therefore, such capital uses and requirements may increase in future periods. As a result, we may require additional funds prior to reaching profitability and may attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. Our inability to obtain sufficient funds could require us to delay, scale back or eliminate some or all of our research and development programs, to limit the marketing of our products, or to license to third parties the rights to commercialize products or technologies that we would otherwise seek to develop and market ourselves.

7.      REVENUE RECOGNITION
When we receive non-refundable fees in connection with collaborative agreements, we have recognized the fees as revenue when received, when the technology has been transferred and when all of our contractual obligations relating to the fees had been fulfilled. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements (SAB 101). SAB 101 describes the SEC Staff's position on the recognition of certain non-refundable upfront fees received in connection with research collaborations. We are currently evaluating the applicability of SAB 101 to our existing collaborative agreements. Should we conclude that the approach described in SAB 101 is more appropriate, we will change our method of accounting effective January 1, 2000 to recognize such fees over the term of the related agreement. If we make this change in accounting principle, the cumulative effect would be recognized in the year to date presentation for the quarter ending June 30, 2000. The cumulative effect, if any, would be recorded as deferred revenue and would be recognized as revenue over the remaining term of the respective collaborative research and development agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This MD&A should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 1999, and with the unaudited condensed consolidated financial statements and notes to financial statements included in this report. Except for historical information, the discussion in this report contains forward-looking statements that involve risks and uncertainties. When used in this report, the words "anticipate," "believe," "estimate," "will," "intend" and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Some of the factors which, in our view, could cause actual results to differ are discussed under the caption "Factors That May Affect Future-Results, Financial Condition and the Market Price of Securities" and in our Annual Report on Form 10-K. Our historical operating results are not necessarily indicative of the results to be expected in any future period.

OVERVIEW

        We are currently developing Relaxin for the treatment of scleroderma, infertility, peripheral arterial disease and organ fibrosis. We have completed enrollment in a pivotal clinical trial for scleroderma, and we have two Phase I/II clinical trials ongoing for infertility. In February, we filed an investigational new drug application to initiate trials in peripheral arterial disease. In our dermatology business, we received marketing clearance from the U.S. Food and Drug Administration (FDA) in March 1999 to sell Luxiq (betamethasone valerate) Foam, 0.12%, for the treatment of steroid responsive scalp dermatoses. Our principal dermatology product under development is OLUX Foam (clobetasol propionate) 0.05%, for the treatment of moderate to severe scalp dermatoses, for which we submitted an NDA in July 1999. We also market Ridaura (auranofin), a treatment for rheumatoid arthritis, and Actimmune (interferon gamma) for the treatment of chronic granulomatous disease (through licensing arrangements with Genentech and InterMune).

RESULTS OF OPERATIONS

    REVENUES

                                               Three Months Ended March 31,
                                              ---------------------------
    Revenues (In thousands)                        2000         1999
                                                ---------      --------
            Product:
                   Luxiq                        $   2,259        $   --
                   Ridaura                          1,650         1,269
                   Actimmune                        1,757           892
                                                 --------      --------
                          Total product revenues    5,666         2,161

            Contract:
                   Celltech Group                   6,000         5,000
                   Paladin Labs                       200            --
                   InterMune                        1,500            --
                   Immune Response                     50            --
                                                 --------      --------
                Total contract revenues             7,750         5,000
                           Total revenues        $ 13,416      $  7,161
                                                 ========      ========

        Our product revenues for the quarter ended March 31, 2000 were $5.7 million, representing a 162% increase over revenues of $2.2 million for the same period in 1999. The increase in total product sales was due to sales of Luxiq, which was launched in April 1999, and sales growth for Actimune. Although Ridaura sales increased quarter over quarter, we believe that Ridaura will experience decreased sales for the remainder of 2000 due to competition from new and existing products.

        Contract revenues for the quarter ended March 31, 2000 were $7.8 million which includes a one-time $5 million payment from Celltech in connection with our agreement for the development of Relaxin. In addition, we recorded $1.5 million in revenue in connection with our sublicense agreement with InterMune. We expect contract revenue to fluctuate significantly depending on when and whether we or our partners achieve milestones under existing agreements, and on new business opportunities that we may identify.

        Our cost of product revenues includes the costs of Luxiq, Ridaura and Actimmune, royalty payments on these products based on a percentage of our product revenues, and product freight and distribution costs from CORD. For the quarter ended March 31, 2000, we recorded cost of product revenues of $1.8 million compared to $1.2 million for the same period in 1999. The increase in cost of product revenues in the first quarter of 2000 over the first quarter of 1999 is primarily due to costs associated with the sales of Luxiq and Actimmune, which we began shipping in 1999, and higher product and royalty costs. In the first quarter of 1999, we recorded $1.7 million of amortization expense associated with the acquisition of product rights to Ridaura.


    RESEARCH AND DEVELOPMENT

        Research and development expenses were $6.1 million for the three months ended March 31, 2000 compared to $4.7 million for the same period in 1999. The increase in research and development expenses quarter over quarter was due to:

        o manufacturing scale-up of Relaxin;
        o conducting a Phase II/III trial of Relaxin for the treatment of scleroderma;
        o increasing personnel in our development organization; and
        o initiating of clinical trials of Relaxin for the treatment of infertility.

        We expect research and development expenses to remain at the same level for the next few quarters, due to scale-up expenses related to Relaxin manufacturing, Relaxin clinical trial activities for new disease indications, and preclinical activities associated with technologies acquired from Soltec.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses were $5.5 million for the quarter ended March 31, 2000 compared to $5.6 million for the same period in 1999. We expect selling, general and administrative expenses to remain flat or increase slightly during the remainder of fiscal 2000.

        INTEREST INCOME (EXPENSE)

        Interest income was $0.7 million in the three months ended March 31, 2000, compared with $0.3 million for the same period in 1999. The increase in interest income quarter over quarter was due to a higher investment balance as a result of proceeds received through a public offering of our common stock in October 1999 and funds received from corporate partnership arrangements. Interest earned in the future will depend on our funding cycles and prevailing interest rates. Interest expense decreased to $0.1 million for the three months ended March 31, 2000, compared with $0.3 million for the same period in 1999. The decrease in interest expense quarter over quarter was due to:

     o lower imputed interest expense attributable to the non-interest bearing promissory note payable to SmithKline in connection with the acquisition of Ridaura; and
     o lower balances outstanding for obligations under capital leases and loans, and notes payable


    NET INCOME (LOSS)

        Net income for the three months ended March 31, 2000 was $0.6 million compared to a net loss $5.9 million for the same period in 1999. The net income for the first quarter of 2000 was attributable to increased revenues and included:

    o a one-time $5 million contract payment from Celltech in connection with our agreement for the development of Relaxin; and
    o contract payment of $1.5 million in connection with our Amended and Restated Exclusive Sublicense Agreement with InterMune.
    o   product revenue increase of 162% or $3.5 million quarter over quarter.

        We expect to incur losses for the remainder of 2000 and the foreseeable future. These losses are expected to fluctuate from period to period based on timing of product revenues, clinical material purchases, clinical trial expenses, and possible acquisitions of new products and technologies.


LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations to date primarily through proceeds from equity financings, collaborative arrangements with corporate partners, and bank loans. At March 31, 2000, cash, cash equivalents and short-term investments totaled $24.9 million compared to $26.3 million at December 31, 1999. During the first quarter of 2000, we recorded an unrealized gain of $20.4 million on our equity investment in InterMune. The InterMune investment is included in other non-current assets. Our cash reserves are held in a variety of interest-bearing instruments including high-grade corporate bonds, commercial paper and money market accounts.

Cash flows from operating activity. Cash used in operations for the three month periods ended March 31, 2000, and March 31, 1999, was $1.4 million and $1.4 million, respectively. Net income of $0.6 million for the first quarter of 2000 was affected by non-cash charges including $0.7 million of variable option expense. Cash outflow for the first quarter of 2000 was primarily for operating activities which included a $2.0 million and $2.2 million reduction in accounts payable and accrued process development expense, respectively, partially offset by a lower accounts receivable balance.

        Cash flows from investing activity. Investing activities provided $5.4 million in cash during the three month period ended March 31, 2000, due to the sale of $7.0 million of short-term investments partially offset by $1.5 million of short term investment purchases.

        Cash flows from financing activity. Cash provided by financing activities for the three months ended March 31, 2000 included $1.2 million of cash proceeds from the issuance of stock, offset by $1.1 million of note and lease payments.

        Working Capital. Working capital increased by $2.1 million to $15.5 million at March 31, 2000 from $13.4 million at December 31, 1999. The increase in working capital was due to lower accounts payable and accrued liabilities balances partially offset by cash used for operations.

        At March 31, 2000, we had an aggregate of $3.7 million in future obligations of principal payments under capital leases, loans, long-term debt and other obligations, of which $3.1 million is to be paid within the next year.

        We have an equity line agreement with an investor, Kepler, that may potentially provide access to capital through sales of our common stock. The equity line expires in December 2000. Until then, when our stock meets certain minimum trading volume requirements and trades above $10.00 per share, then the investor may require us to draw up to $500,000 against the equity line approximately every three months in exchange for the sale of stock at a discount to the market price. During the first quarter of 2000, our stock traded over $10.00 per share for the first time since the Equity Line Agreement became available in December 1997. Consequently, Kepler exercised its right to draw down $500,000 against the equity line in exchange for our common stock, and we issued 58,438 shares to Kepler at a purchase price of $8.556 on February 10, 2000. We also have the right to draw down on the equity line in exchange for the sale of stock, beyond the $500,000 minimum investment each quarter, provided our stock trades above $7.00 per share.

        We believe our existing cash, cash equivalents and short-term investments, cash generated from product sales and collaborative arrangements with corporate partners, will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the next 12 months. Our future capital uses and requirements depend on numerous factors, including the progress of our research and development programs, the progress of clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, and enforcing patent claims and other intellectual property rights, competing technological and market developments, our ability to establish other collaborative arrangements, the level of product revenues, the possible acquisition of new products and technologies and the development of commercialization activities. Therefore such capital uses and requirements may increase in future periods. As a result, we may require additional funds before we become profitable and may attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources.

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

YEAR 2000 COMPLIANCE

        As of May 8, 2000, we had not experienced, nor do we expect to experience, any Year 2000-related disruption in the operation of our systems. To our knowledge, none of our material suppliers or customers experienced any material Year 2000 problems or had any difficulty resolving the so-called "century leap year" algorithm. Although most Year 2000 problems should have become evident on January 1, 2000 or February 29, 2000, additional Year 2000-related problems may become evident in the future.

FACTORS THAT MAY AFFECT FUTURE RESULTS, FINANCIAL CONDITION AND THE MARKET PRICE OF SECURITIES

       Please also read Items 1 and 3 in our 1999 Annual Report and Form 10-K where we have described our business and the challenges and risks we may face in the future.

        Our results of operations have varied widely in the past, and they could continue to vary significantly from quarter to quarter due to a number of factors, including those listed below. Any shortfall in revenues would have an immediate impact on our earnings per share, which could adversely affect the market price of our common stock. Our operating expenses, which include sales and marketing, research and development and general and administrative expenses, are based on our expectations of future revenues and are relatively fixed in the short term. Accordingly, if revenues fall below our expectations, we will not be able to reduce our spending rapidly in response to such a shortfall. This will adversely affect our operating results. Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our results of operations are not a good indication of our future performance.

RISKS RELATED TO OUR BUSINESS

If we do not obtain the capital necessary to fund our operations, we wil be unable to develop or market our products.

    We believe that our available cash resources will be sufficient to fund our operating and working capital requirements for the next 12 months. Accordingly, we may need to raise additional funding in the future. In particular, if our ConXn clinical trial is successful, our working capital needs will increase as we will incur additional regulatory and commercialization expenses for ConXn. In this event, we would need to raise additional funds. If we are unable to raise additional funds when needed, we may not be able to market our products as planned, or continue development of our other products.

        We may need to raise additional funds through public or private financings, strategic relationships or other arrangements. In particular, if our ConXn clinical trial for scleroderma is successful, we would incur significant additional expenditures associated with pursuing regulatory approval and eventual commercialization of ConXn which would extend the date as of which we could first achieve profitability. If we are unable to successfully complete development and commercialization of ConXn, we may never achieve profitability. If we need to raise additional money to fund our operations, funding may not be available to us on acceptable terms, or at all.

Fluctuations in our operating results may cause our stock price to decline.

    Our quarterly and annual operating results are difficult to predict and may fluctuate significantly from time to time and may not meet the expectations of securities analysts and investors in some future period. As a result, the price of our common stock could decline.

We have a history of losses, we expect to incur losses in the future, and we may not be able to achieve or sustain profitability, which may cause our stock price to decline.

    We have lost money every year since our inception. We had net losses of $26.6 million in 1998 and $27.3 million 1999. Our accumulated deficit was $119.8 million at December 31, 1999. We expect to incur additional losses for at least the next few years. We may not achieve profitability and, if we do reach profitability, we may not be able to sustain it. Our ability to reach and sustain profitability will depend upon the success of our current products and our products under development.

If our corporate partners are no longer willing or able to fund the development of ConXn, our current product revenue will not cover the cost of fully developing and commercializing ConXn.

    We depend on licensing agreements with our corporate partners to successfully develop and commercialize our products. We also generate revenue by licensing our products to third parties for specific territories and indications. Our reliance on third parties for our success carries several risks, including the possibilities that:

    o a product development contract may expire or a relationship may be terminated, and we will not be able to attract a satisfactory alternative corporate partner within a reasonable time;

    o a corporate partner involved in the development of our products does not commit sufficient capital to successfully develop our products; and

    o we may be contractually bound to terms that, in the future, are not commercially favorable to us.

If any of these risks occurs, we may not be able to successfully develop our products at the rate we anticipate, or we may not be able to develop them at all.

If we fail to protect our proprietary rights, competitors may be able to use our technologies, which would weaken our competitive position, reduce our revenues and increase our costs.

    Our commercial success depends in part on our ability and the ability of our licensors to protect our technology and processes.

    The foam technology used in our Luxiq and OLUX products is not covered by issued patents but is the subject of pending patent applications. If we do not obtain patent coverage for Luxiq and OLUX, it may be easier and more attractive for potential new market entrants to develop and introduce competitive products.

    With regard to patent applications that we or our licensors have filed, or patents issued to us or our licensors:

      -     any pending patent applications may not issue as patents;
      - our competitors may successfully challenge or circumvent our patents; or
      - any patents which exist or are issued may not provide us with a competitive advantage.

    In addition, others may obtain patents that contain claims which cover products or processes that we make, have made, use, or sell. If a third party claimed an intellectual property right to technology we use, we might be forced to discontinue an important product or product line; alter our products or processes to avoid infringement; pay license fees and/or damages; and cease certain activities.

    Under these circumstances, we may not be able to obtain a license to such intellectual property on favorable terms, if at all. We may not succeed in any attempt to redesign our products or processes to avoid infringement.

    A judgment adverse to us in any patent interference, litigation or other proceeding arising in connection with these patent applications could materially harm our business. In addition, the costs of any such proceeding may be substantial whether or not we are successful.

We depend on third parties to protect and maintain our patent portfolio.

    Nearly our entire patent portfolio is licensed from third parties, who are responsible to varying degrees for the prosecution and maintenance of those patents. Our success will depend on our ability, or the ability of our licensors, to obtain and maintain patent protection on technologies, to preserve trade secrets, and to operate without infringing the proprietary rights of others. It is possible that before any of our products in development can be commercialized, the related patents may have expired or be close to expiration, thus reducing any advantage of the patent. Moreover, composition of matter patent protection, which gives patent protection for a compound or a composition, may not be available for some of our product candidates.

    The patents licensed to us, if challenged, may not be upheld. In addition, the patents in our relaxin patent portfolio begin to expire in 2002 in foreign countries and 2005 in the United States. Additional patents may not issue, and if they do, they may not be sufficient to protect our relaxin products.

If we do not successfully commercialize relaxin, we may lose fundamental intellectual property rights to the product.

    Licenses with Genentech and the Florey Institute require us to use our best efforts to commercialize relaxin. Our failure to successfully commercialize relaxin may result in the reversion of our rights under these licenses to Genentech and the Florey Institute. The termination of these agreements and subsequent reversion of rights could cause us to lose fundamental intellectual property rights to relaxin. This would prohibit us from continuing our relaxin development programs, which would seriously harm our business and our future prospects.

We are subject to foreign exchange risks which may increase our operational expenses.

    We make payments to Boehringer Ingelheim for the production of ConXn in Austrian schillings, and to CCL Pharmaceuticals for the production of Luxiq and OLUX in pounds sterling. If the U.S. dollar depreciates against the schilling or the pound, the payments that we must make will increase, which may harm our financial condition.

Our use of hazardous materials exposes us to the risk of environmental liabilities, and we may incur substantial additional costs to comply with environmental laws.

    Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive materials. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and certain waste products. We cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be liable for any damages that result and any liability could exceed our resources. We could be required to incur significant costs to comply with environmental laws and regulations as our research activities increase.

RISKS RELATED TO OUR PRODUCTS

If ConXn fails in its clinical trials for the treatment of scleroderma, we will not be able to market ConXn for that disease.

    ConXn, the recombinant human relaxin product that we are developing, is critical to our future success. We are initially studying ConXn for the treatment of diffuse scleroderma, a serious disease involving the excessive formation of connective tissue. We initiated a pivotal Phase II/III trial of ConXn for the treatment of diffuse scleroderma in February 1999, and completed patient enrollment in that trial in December 1999. To complete the development of ConXn for scleroderma, we will need, at a minimum, to demonstrate the safety and efficacy of ConXn in this clinical study; and submit a biologics license application to the FDA for the purpose of obtaining approval to market ConXn in the United States.

    The current ConXn clinical trial may not be successful and we may not be able to submit a biologics license application for ConXn. Even if the clinical data support the submission of a biologics license application, the FDA may not approve this application for the indications for which we submit. Furthermore, we may encounter unforeseen delays in the regulatory approval process.

If our clinical trials fail to demonstrate that our products are safe and effective for the treatment of the diseases we are targeting, the FDA will not permit us to market our products for those diseases.

    Our current trials or future clinical trials may not demonstrate the safety and efficacy of any products and may not result in approval to market products. The results from preclinical studies and early clinical trials may not be predictive of results that will be obtained in later-stage testing. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after promising results from earlier trials.

    In addition to the clinical trial for scleroderma, we are in earlier stages of development of ConXn for other indications, including infertility and peripheral arterial disease. Even if ConXn is successful in the treatment of scleroderma, the long-term potential of ConXn rests with other indications, such as the ones we are studying. For ConXn to succeed, we will need, at a minimum, to demonstrate the safety and efficacy of ConXn in these clinical studies, and apply to the FDA to enter into pivotal trials for these indications in the United States.

    In addition to ConXn, we have a pipeline of potential products that are all subject to FDA review. Before any company can obtain regulatory approval for the commercial sale of its products under development, it must demonstrate through preclinical studies and clinical trials that the product is safe and effective for use in the target indication for which approval is sought. The results from preclinical studies and early clinical trials may not be predictive of results that will be obtained in later-stage testing, and future clinical trials may not demonstrate the safety and efficacy of any products and may not result in approval to market products. Furthermore, we may encounter unforeseen delays in the regulatory approval process. If we are unable to commence clinical trials as planned, enroll sufficient patients in our clinical trials, complete the clinical trials, or demonstrate the safety and efficacy of our products, our business will be harmed. Even if a product from our research and development programs performs favorably in clinical trials, the FDA may not approve it.

If Luxiq and OLUX do not achieve or sustain market acceptance, our revenues will not increase and may not cover our operating expenses.

    Our future revenues will depend upon dermatologist and patient acceptance of Luxiq, and OLUX if it receives regulatory clearance. Factors that could affect acceptance of Luxiq and OLUX include:

      o     satisfaction with existing alternative therapies; ~
      o     the effectiveness of our sales and marketing efforts;
      o     undesirable and unforeseeable side effects; and
      o     the cost of the product as compared with alternative therapies.

    Since we have only had approval to sell Luxiq for one year, the potential long-term patient acceptance of the product is uncertain. OLUX must receive FDA clearance before we can sell in the United States, and we will be unable to begin to assess acceptance of OLUX until we begin commercial sales.

If we are unable to develop alternative delivery systems for ConXn, patients that do not suffer from severe diseases may not be willing to use the current drug delivery system.

    In addition to demonstrating the safety and efficacy of ConXn in our current clinical trials, we must meet several additional major development objectives for ConXn. In particular, we may need to develop an alternative means of delivering the drug. In our current clinical trials, ConXn is being delivered through the use of an infusion pump. For a serious and life threatening condition, such as diffuse scleroderma, this method of delivery may be acceptable. However, we are pursuing other indications for ConXn, such as treatment of infertility and peripheral vascular disease. For these indications, we may need to develop an alternative delivery system; however, the known biological properties of the relaxin molecule may decrease the availability of certain delivery systems. If we are not able to develop a suitable alternative delivery system for ConXn, we may not be unable to market ConXn effectively for indications that are not life threatening, such as infertility, and the commercial potential of ConXn would be seriously harmed. Our inability to develop ConXn to its full commercial potential would harm our future prospects and revenue growth and our stock price would likely decline.

We rely on third parties to conduct clinical trials for our products, and those third parties may not perform satisfactorily.

    We do not have the ability to independently conduct clinical studies, and we rely on third parties to perform this function. If these third parties do not perform satisfactorily, we may not be able to locate acceptable replacements or enter into favorable agreements with them, if at all. If we are unable to rely on clinical data collected by others, we could be required to repeat clinical trials, which could significantly delay commercialization and require significantly greater capital.

If we cannot maintain our regulatory approvals, we will be unable to sell our products for their intended diseases.

    The process of obtaining and maintaining regulatory approvals for pharmaceutical and biological drug products, and obtaining and maintaining regulatory approvals to market these products for new indications, is lengthy, expensive and uncertain. The manufacturing and marketing of drugs are subject to continuing FDA and foreign regulatory review, and later discovery of previously unknown problems with a product, manufacturing process or facility may result in restrictions, including withdrawal of the product from the market.

        If we get approval, whether in the United States or internationally, we will continue to be subject to extensive regulatory requirements. If we fail to comply or maintain compliance with such laws and regulations, we may be fined and barred from selling our products. In addition, governmental authorities could seize our inventory of products or force us to recall our products already in the market if we fail to comply with FDA regulations.

Manufacturing difficulties could delay commercialization of our products.

    We depend on third parties to manufacture our products and each product is manufactured by a sole source manufacturer. These parties must comply with the applicable FDA good manufacturing practice regulations, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed before they can be used in commercial manufacturing of our products. If our sole source manufacturers cannot provide us with our product requirements in a timely and cost-effective manner, or if the product they are able to supply cannot meet commercial requirements for shelf life, or if they are not able to comply with the applicable good manufacturing practice regulations and other FDA regulatory requirements, our sales of marketed products could be reduced and we could suffer delays in the progress of clinical trials for products under development. We do not have control over our third-party manufacturers' compliance with these regulations and standards. CCL will need to pass an FDA inspection before we can be approved to sell OLUX. The fact that a facility has passed inspection in the past does not guarantee that it will pass future inspections.

If we are unable to contract with third parties to manufacture and distribute our products in sufficient quantities, on a timely basis, or at an acceptable cost, we may be unable to meet demand for our products and may lose potential revenues.

    We have no manufacturing or distribution facilities for any of our products. Instead, we contract with third parties to manufacture our products for us. If these third parties are unable or unwilling to produce our products in sufficient quantities, with appropriate quality for our clinical trials and subsequent commercialization, if any, and under commercially reasonably terms, our business will suffer.

    In addition, we have entered into an agreement with CORD Logistics, Inc. to distribute Luxiq, Ridaura and Actimmune. CORD's inability to continue to distribute our products in an effective manner or our inability to maintain sufficient personnel with the appropriate levels of experience to manage this function would seriously harm our business.


RISKS RELATED TO OUR INDUSTRY

If we do not obtain governmental approvals for our products in development, we cannot sell these products.

    All of our products under development must be approved by the FDA before we are permitted to sell them in the United States. To obtain approval, we must show in preclinical and clinical trials that our products are safe and effective. Clinical trial data can be the subject of differing interpretation, and the FDA has substantial discretion in the approval process. The FDA may not interpret our clinical data the way we do. The FDA may also require additional clinical data to support approval.

    After we complete the clinical trials for a product, we will be required to file a new drug application if the product is classified as a new drug, or a biologics license application if the product is classified as a biologic, which is a drug based on natural substances. The requirements for submission of these applications and the FDA approval processes require substantial time and effort, and the FDA may not grant approval on a timely basis or at all. The FDA can take between one and two years to review new drug applications and biologics license applications, or longer if significant questions arise during the review process. In addition, delays or rejections may be encountered during FDA review. Even after such time and expenditures, we may not obtain regulatory approval. Any regulatory approval of a product that is granted may limit the indicated uses for which the product may be marketed.

        If the FDA modifies existing guidelines for product development, the time and costs associated with the development of products in our product line may increase, in which case we may not be able to successfully develop our products at the rate we anticipate or we may not be able to develop them at all.

    To market our products in countries outside of the United States, we and our partners are required to obtain similar approvals from foreign regulatory bodies. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval, and approval by the FDA does not ensure approval by the regulatory authorities of any other country. The process of obtaining these approvals is time consuming and requires the expenditure of substantial resources.

We face intense competition, which may limit our commercial opportunities and our ability to become profitable.

    The pharmaceutical and biotechnology industries are highly competitive. Products and therapies currently on the market or under development could compete directly with some of our products. Numerous pharmaceutical and biotechnology companies and academic research groups throughout the world are engaged in research and development efforts with respect to therapeutic products targeted at diseases or conditions addressed by us. Our commercial opportunities will be reduced or eliminated if our competitors develop and market products that are more effective, have fewer or less severe adverse side effects or are less expensive than our products. In addition, many of our existing or potential competitors, particularly large pharmaceutical companies, have substantially greater financial, technical and human resources than we have. Many of these competitors have more collective experience than we do in undertaking preclinical testing and human clinical trials of new pharmaceutical products and obtaining regulatory approvals for therapeutic product. Accordingly, our competitors may succeed in developing and marketing products either that are more effective than those that we may develop, alone or with our collaborators, or that are marketed before any products we develop are marketed.

    If third party payors will not provide coverage or reimburse patients for the use of our products, our revenues and profitability will suffer.

    Our products' commercial success is substantially dependent on whether third-party reimbursement is available for the use of our products by hospitals, clinics and doctors. Medicare, Medicaid, health maintenance organizations and other third-party payers may not authorize or otherwise budget for the reimbursement of our products. In addition, they may not view our products as cost-effective and reimbursement may not be available to consumers or may not be sufficient to allow our products to be marketed on a competitive basis. Likewise, legislative proposals to reform health care or reduce government programs could result in lower prices for or rejection of our products. Changes in reimbursement policies or health care cost containment initiatives that limit or restrict reimbursement for our products may cause our revenues to decline.

If product liability lawsuits are brought against us, we may incur substantial costs.

    The testing and marketing of pharmaceutical products entails an inherent risk of product liability. Our insurance may not provide adequate coverage against potential product liability claims or losses, and insurance coverage may not continue to be available to us on reasonable terms or at all. Even if we are ultimately successful in product liability litigation, the litigation would consume substantial amounts of our financial and managerial resources, and might create adverse publicity, all of which would impair our ability to generate sales.

RISKS RELATED TO OUR STOCK

Our stock price is volatile and the value of your investment in our stock could decline in value.

    The market prices for securities of biotechnology companies like our company have been and are likely to continue to be highly volatile. As a result, investors in these companies often buy at very high prices only to see the price drop substantially a short time later, resulting in an extreme drop in value in the stock holdings of these investors. In addition, the volatility could result in securities class action litigation. Any litigation would likely result in substantial costs, and divert our management's attention and resources.

If our officers, directors and principal stockholders act together, they may be able to control our management and operations and they may make decisions that are not in the best interests of other stockholders.

    Our directors, executive officers and principal stockholders and their affiliates currently beneficially own in the aggregate approximately 65% of our outstanding common stock. Accordingly, they collectively have the ability to determine the election of all of our directors and to determine the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders. This concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of our company, even if the change in control would be beneficial to other stockholders.

Our charter documents and Delaware law contain provisions that could delay or prevent an acquisition of us, even if the acquisition would be beneficial to our stockholders.

    Our certificate of incorporation authorizes our board of directors to issue undesignated preferred stock and to determine the rights, preferences, privileges and restrictions of the preferred stock without further vote or action by our stockholders. The issuance of preferred stock could make it more difficult for third parties to acquire a majority of our outstanding voting stock. We also have a stockholder rights plan, which entitles existing stockholders to rights, including the right to purchase shares of preferred stock, in the event of an acquisition of 15% or more of our outstanding common stock, or an unsolicited tender offer for such shares. The existence of the rights plan could delay, prevent, or make more difficult a merger or tender offer or proxy contest involving us. Other provisions of Delaware law and of our charter documents, including a provision eliminating the ability of stockholders to take actions by written consent, could also delay or make difficult a merger, tender offer or proxy contest involving us. Further, our stock option and purchase plans generally provide for the assumption of such plans or substitution of an equivalent option of a successor corporation or, alternatively, at the discretion of the board of directors, exercise of some or all of the option stock, including non-vested shares, or acceleration of vesting of shares issued pursuant to stock grants, upon a change of control or similar event.


ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have supply contracts with Boehringer Ingelheim for Relaxin and CCL Pharmaceuticals for Luxiq and OLUX. We also have a collaboration agreement with Suntory for the development and commercialization of relaxin for the treatment of scleroderma in Japan. As payments under these contracts are payable in local currency, our financial results could be affected by changes in foreign currency exchange rates. We have a bank loan that is sensitive to movement in interest rates. Interest income from our investments is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that we face no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

PART II.  OTHER INFORMATION


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits.


      10.1* Relaxin Development, Commercialization and License Agreement between
            Connetics and F.H. Faulding & Co., Limited, dated April 7, 2000.

      27.1  Financial Data Schedule (EDGAR - filed version only)

* Confidential treatment has been requested for portions of this Agreement.

(b)     Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CONNETICS CORPORATION


                                   By: /s/ JOHN L. HIGGINS
                                       -------------------------
                                           John L. Higgins
                                           Exec. Vice President, Finance and
                                           Administration and Chief Financial
                                           Officer

Date:   May 15, 2000

                               Index of Exhibits

Exhibit number      Description
--------------      -----------
   10.1*            Relaxin Development, Commercialization and License Agreement
                    between Connetics and F.H. Faulding & Co., Limited, dated
                    April 7, 2000.

   27.1             Financial Data Schedule

* Confidential treatment has been requested for portions of this Agreement.