Form 10-Q
period 2000-06-30
CONNETICS CORP
filed 2000-08-14
CIK 1004960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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





        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

        As of July 31, 2000, 29,530,672 shares of the Registrant's common stock were outstanding, at $0.001 par value.

                              CONNETICS CORPORATION
                                TABLE OF CONTENTS


                                                                                                     Page
                                                                                                     ----
PART I.    FINANCIAL INFORMATION

           Item 1.    Condensed Consolidated Financial Statements

                      Condensed Consolidated Balance Sheets at June 30, 2000 and December 31,
                      1999..........................................................................   3

                      Condensed Consolidated Statements of Operations for the three and six months
                      ended June 30, 2000 and 1999..................................................   4

                      Condensed Consolidated Statements of Cash Flows for the six months ended
                      June 30, 2000 and 1999........................................................   5

                      Notes to Condensed Consolidated Financial Statements..........................   6

           Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
                      Operations....................................................................  10

           Item 3.    Quantitative and Qualitative Disclosures About Market Risks...................  16

PART II.   OTHER INFORMATION

           Item 1.    Legal Proceedings.............................................................  24

           Item 4.    Submission of Matters to a Vote of Security Holders...........................  25

           Item 6.    Exhibits and Reports on Form 8-K..............................................  25

                      (a) Exhibits..................................................................  25

                      (b) Reports on Form 8-K.......................................................  25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              CONNETICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     June 30,            December
                                                                        2000             31, 1999
                                                                    -----------          ---------
                                                                    (unaudited)
                                     ASSETS

Current assets:

  Cash and cash equivalents                                          $  31,580           $   8,460
  Short-term investments                                                10,657              17,839
  Accounts receivable                                                    1,351               1,608
  Other current assets                                                   1,060                 817
                                                                     ---------           ---------
          Total current assets                                          44,648              28,724
Property and equipment, net                                              1,531               1,505
Non-current marketable securities                                       43,355                  --
Notes receivable from related parties                                      335                  60
Deposits and other assets                                                  121                 121
                                                                     ---------           ---------
Total assets                                                         $  89,990           $  30,410
                                                                     =========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                                   $   1,689           $   4,988
  Accrued liabilities                                                    2,671               1,596
  Accrued process development expenses                                   1,125               3,296
  Accrued payroll and related expenses                                   1,033               1,453
  Current portion of notes payable and other liabilities                 1,590               2,594
  Current portion of capital lease obligations, capital
      loans and long-term debt                                             --                1,396
                                                                     ---------           ---------
          Total current liabilities                                      8,108              15,323


Non-current portion of capital lease obligations, capital
loans and long-term debt                                                   262                 799

Stockholders' equity:

Common stock, treasury stock and additional paid-in capital            157,266             133,963
  Deferred compensation                                                    (29)                (39)
  Accumulated deficit                                                 (118,771)           (119,752)

  Accumulated other comprehensive income                                43,154                 116
                                                                     ---------           ---------
            Total stockholders' equity                                  81,620              14,288
                                                                     ---------           ---------
Total Liabilities and Stockholders' Equity                           $  89,990           $  30,410
                                                                     =========           =========


     See accompanying notes to condensed consolidated financial statements.

                              CONNETICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                              Three Months Ended June 30,            Six Months Ended June 30,
                                                              ---------------------------           ---------------------------
                                                                2000               1999               2000               1999
                                                              --------           --------           --------           --------
Revenues:
  Product                                                     $  3,793           $  4,722           $  9,460           $  6,883
  Contract                                                       1,325              2,379              9,075              7,379
  Sale of Actimmune revenue rights                               5,218                 --              5,218                 --
                                                              --------           --------           --------           --------
               Total revenues                                   10,336              7,101             23,753             14,262
                                                              --------           --------           --------           --------

Operating costs and expenses:
  Cost of product revenues                                         461              1,480              2,260              2,651
  License amortization                                              --              1,680                 --              3,360
  Research and development                                       3,983              3,899             10,128              8,580
  Selling, general and administrative                            6,046              4,907             11,565             10,501
                                                              --------           --------           --------           --------
Total operating costs and expenses                              10,490             11,966             23,953             25,092


Interest and other income                                          604                306              1,350                640
Interest expense                                                   (69)              (232)              (169)              (524)
                                                              --------           --------           --------           --------
Net income (loss)                                             $    381           $ (4,791)          $    981           $(10,714)
                                                              ========           ========           ========           ========

Net income (loss) per share:
     Basic                                                    $   0.01           $  (0.22)          $   0.04           $  (0.50)
                                                              ========           ========           ========           ========
     Diluted                                                  $   0.01           $  (0.22)          $   0.03           $  (0.50)
                                                              ========           ========           ========           ========

Shares used to calculate net income (loss) per share
     Basic                                                      27,481             21,382             27,295             21,235
                                                              ========           ========           ========           ========
     Diluted                                                    28,704             21,382             28,558             21,235
                                                              ========           ========           ========           ========


     See accompanying notes to condensed consolidated financial statements.

                              CONNETICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   Six Months Ended June 30,
                                                                                  ---------------------------
                                                                                    2000               1999
                                                                                  --------           --------
Cash flows from operating activities:
     Net income (loss)                                                            $    981           $(10,714)
     Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                     361              3,781
     Amortization of deferred compensation & non-cash stock compensation             1,017              1,002
     Changes in assets and liabilities:
     Accounts receivable                                                               257             (2,888)
     Current and other assets                                                         (518)              (469)
     Current and other liabilities                                                  (3,926)             2,335
     Other long-term liabilities                                                        --               (226)
                                                                                  --------           --------

     Net cash used by operating activities                                          (1,828)            (7,179)
                                                                                  --------           --------

Cash flows from investing activities:
     Purchases of short-term investments                                            (1,989)            (1,901)
     Sales and maturities of short-term investments                                  8,854              4,248
     Capital expenditures                                                             (387)              (931)
                                                                                  --------           --------
     Net cash provided by investing activities                                       6,478              1,416
                                                                                  --------           --------
Cash flows from financing activities:
     Payment of notes payable                                                       (2,378)            (3,300)
     Payments on obligations under capital leases and capital loans                   (558)              (232)
     Proceeds from issuance of common stock, net                                    21,406              4,617
                                                                                  --------           --------
     Net cash provided by financing activities                                      18,470              1,085
                                                                                  --------           --------
     Net change in cash and cash equivalents                                        23,120             (4,678)
     Cash and cash equivalents at beginning of period                                8,460             14,708
                                                                                  --------           --------
     Cash and cash equivalents at end of period                                   $ 31,580           $ 10,030
                                                                                  ========           ========

Supplementary information:
     Interest paid                                                                $    197           $    423

Financing activity:
     Conversion of notes payable into common stock                                $     --           $    719

     Issuance of common stock as payment on accrued liabilities                   $    888           $     --



     See accompanying notes to condensed consolidated financial statements.

                              CONNETICS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

        We have prepared the accompanying unaudited condensed consolidated financial statements of Connetics Corporation ("Connetics") in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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


                                                   Three months ended June 30,          Six months ended June 30,
                                                   ---------------------------          -------------------------
(In thousand, except per share amounts)              2000              1999              2000              1999
                                                    -------          --------           -------          --------
Numerator for basic and diluted earnings-
    per share-
       Net income (loss)                            $   381          $ (4,791)          $   981          $(10,714)
                                                    =======          ========           =======          ========
Denominator for basic earnings per share-            27,481            21,382            27,295            21,235
       Weighted average shares

Effect of dilutive securities-                        1,223                --             1,263                --
      Stock options and warrants
                                                    -------          --------           -------          --------

Denominator for diluted earnings per share           28,704            21,382            28,558            21,235

Earnings (loss) per share:
     Basic                                          $  0.01          $  (0.22)          $  0.04          $  (0.50)
                                                    =======          ========           =======          ========
     Diluted                                        $  0.01          $  (0.22)          $  0.03          $  (0.50)
                                                    =======          ========           =======          ========

3. COMPREHENSIVE INCOME (LOSS)

        During the three and six month periods ended June 30, 2000, total comprehensive income amounted to $22.5 million and $44.0 million, respectively, compared to a comprehensive loss of $4.8 million and $10.7 million for the comparable periods in 1999. The components of comprehensive income (loss) for the three and six month periods ended June 30, 2000 and June 30, 1999 are as follows:

                                          Three months ended June 30,      Six months ended June 30,
                                          ---------------------------      -------------------------
(In thousands)                               2000             1999           2000             1999
                                           -------          -------        -------          --------
Net income (loss)                          $   381          $(4,791)       $   981          $(10,714)
Unrealized gain (loss) on securities        22,118              (15)        43,038               (24)
                                           -------          -------        -------          --------
Comprehensive income (loss)                $22,499          $(4,806)       $44,019          $(10,738)
                                           =======          =======        =======          ========


Accumulated other comprehensive income at June 30, 2000 and December 31, 1999 consisted of unrealized gains on securities of $43.2 million and $0.1 million, respectively.

4. RESEARCH AND LICENSE AGREEMENTS

        In January 1999, we entered into a development, commercialization and supply agreement with Celltech Group, PLC (formerly Medeva PLC) of the United Kingdom ("Celltech)") for certain therapeutic indications pertaining to relaxin. Under the terms of the agreement, Medeva paid $8.0 million upon closing, which included a $4.0 million contract fee and a $4.0 million equity investment, and will potentially pay $17.0 million of milestone payments based upon the achievement of development milestones in the U.S. and Europe and $5.0 million for the development and approval of each indication in Europe in addition to scleroderma. Celltech is responsible for all development and commercialization activities in Europe. Celltech will purchase relaxin from us and pay royalties on European sales of relaxin. In addition, Celltech will reimburse us for 50% of the product development costs in the U.S. up to a maximum of $1.0 million per quarter, for an estimated total of $10.0 million. Until the earlier of five years after we launch relaxin in the United States or the end of the first calendar year when Celltech's European net sales of relaxin exceed $25.0 million, Celltech will receive 50% of our operating profits from U.S. relaxin sales. We recorded $1.0 million and $7.0 million, respectively, for the three and six month periods ended June 30, 2000, and $1.0 million and $6.0 million, respectively, for the three and six month periods ended June 30, 1999, in contract revenue under this agreement.

        In July 1999, we entered into an exclusive license agreement with Paladin Labs Inc. for the development and commercialization of relaxin in Canada. Under the terms of the agreement, Paladin will pay up to $3.2 million in development, milestone and equity payments for the successful development of relaxin for the treatment of scleroderma. We may receive additional milestone payments for the approval of additional indications for relaxin in Canada. Paladin is responsible for all development and commercialization activities in Canada, and will pay royalties on all sales of relaxin in Canada. For the three and six month periods ended June 30, 2000, we recorded $0.2 million and $0.5 million, respectively, in contract revenue under this agreement.

5. INTERMUNE

        In December 1995, we entered into a license agreement with Genentech, Inc. to acquire exclusive U.S. development and marketing rights to interferon gamma for dermatological indications. The cumulative effect of a number of subsequent amendments to the original license agreement is to expand the fields of use for which the license applies, and add Japan and Canada to the licensed territory. Genentech manufactures and supplies Actimmune pursuant to a separate supply agreement. We established a subsidiary, InterMune Pharmaceuticals, Inc., in 1998 to develop Actimmune for serious pulmonary and infectious diseases and congenital disorders. In April 1999, InterMune became an independent company, and in March 2000, InterMune went public. We currently hold 1,049,445 shares of common stock of InterMune, which represents approximately a 4.8% equity position in InterMune. On June 27, 2000, we assigned all of our rights and obligations under the license with Genentech and the corresponding supply agreement to InterMune for a cash payment of $5.2 million. In addition, we hold an option to purchase the product rights for potential dermatological applications of Actimmune and will receive royalties on Actimmune sales recorded by InterMune after December 31, 2001.

6. LIQUIDITY AND FINANCIAL VIABILITY

        Until the first quarter of fiscal year 2000, we lost money every year since our inception. We may incur additional losses during the next few years. Accordingly, we may need to raise additional funding in the future. In particular, we would need to raise additional funds if our relaxin clinical trial is successful because our working capital needs will increase as we incur additional regulatory and commercialization expenses for relaxin. If we are unable to raise additional funds when needed, we may not be able to market our products as planned, or continue development of our other products. If we are unable to successfully complete development and commercialization of relaxin, we may never achieve profitability. If we need to raise additional money to fund our operations, funding may not be available to us on acceptable terms, or at all.

7. REVENUE RECOGNITION

        When we receive non-refundable fees in connection with collaborative agreements, we have recognized the fees as revenue when received, when the technology has been transferred and when all of our contractual obligations relating to the fees had been fulfilled. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 -- Revenue Recognition in Financial Statements (SAB 101). SAB 101 describes the SEC Staff's position on the recognition of certain non-refundable upfront fees received in connection with research collaborations. We are currently evaluating the applicability of SAB 101 to our existing collaborative agreements. Should we conclude that SAB 101 requires a change in our accounting, we will change our method of accounting effective January 1, 2000 to recognize such fees over the term of the related agreement. If we make this change in accounting principle, the cumulative effect would be recognized in the year to date presentation for the quarter ended December 31, 2000. The cumulative effect, if any, would be recorded as deferred revenue and would be recognized as revenue over the remaining term of the respective collaborative research and development agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This MD&A should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 1999, and with the unaudited condensed consolidated financial statements and notes to financial statements included in this report. Except for historical information, the discussion in this report contains forward-looking statements that involve risks and uncertainties. When used in this report, the words "anticipate," "believe," "estimate," "will," "intend" and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Some of the factors that, in our view, could cause actual results to differ are discussed under the caption "Factors That May Affect Future-Results, Financial Condition and the Market Price of Securities" and in our Annual Report on Form 10-K. Our historical operating results are not necessarily indicative of the results to be expected in any future period.

OVERVIEW

        We currently have clinical trials under way with recombinant human relaxin for the treatment of scleroderma and infertility, and have submitted an application to the FDA to begin testing the efficacy of relaxin to treat blocked or restricted blood vessels in the extremities, which is known in the medical field as peripheral arterial disease. In May 2000, the FDA granted us clearance to market OLUX Foam (clobetasol propionate) 0.05%, for the treatment of moderate to severe scalp dermatoses.

        On June 27, 2000, we sold our remaining rights to Actimmune revenue in the United States for the years 2000 and 2001 to InterMune Pharmaceuticals, Inc ("InterMune"). Beginning with the quarter ended June 30, 2000, InterMune will record all Actimmune revenue and related expenses in the United States.

RESULTS OF OPERATIONS

REVENUES

                                                    Three Months Ended June 30,       Six Months Ended June 30,
                                                    ---------------------------       -------------------------
    Revenues (In thousands)                            2000             1999            2000             1999
                                                      -------          ------          -------          -------
         Product:
            Luxiq                                     $ 2,588          $2,651          $ 4,847          $ 2,651
            Ridaura                                     1,065             981            2,715            2,250
            Actimmune                                     140           1,090            1,898            1,982
                                                      -------          ------          -------          -------
         Total product revenues                         3,793           4,722            9,460            6,883

         Contract:
            Celltech                                    1,000           1,000            7,000            6,000
            Suntory Ltd.                                   --             879               --              879
            F.H. Faulding & Co., Ltd.                      25              --               25               --
            Paladin Labs, Inc.                            250              --              450               --
            InterMune                                      --              --            1,500              500
            Immune Response Corp.                          50             500              100               --
                                                      -------          ------          -------          -------
         Total contract revenues                        1,325           2,379            9,075            7,379
                                                      -------          ------          -------          -------
            Sale of InterMune Revenue Rights            5,218              --            5,218               --
                                                      -------          ------          -------          -------
                Total revenues                        $10,336          $7,101          $23,753          $14,262
                                                      =======          ======          =======          =======


        Our product revenues for the three and six month periods ended June 30, 2000, were $3.8 million and $9.5 million, respectively, compared to $4.7 million and $6.9 million for the three and six month periods ended June 30, 1999. The increase in total product revenues was due to continued sales growth of Luxiq, which we began marketing in April 1999. Although Ridaura sales increased quarter over quarter, we believe that Ridaura will experience decreased sales for the remainder of 2000 due to competition from new and existing products. As part of the June 27, 2000 agreement with InterMune, we did not record Actimmune sales in the second quarter of 2000. However, previously recorded sales reserves of $0.1 million were reversed during the second quarter.

        Contract revenues for the three and six month periods ended June 30, 2000 were $1.3 million and $9.1 million, respectively, compared to $2.4 million and $7.4 million for the three and six month periods ended June 30, 1999. Each quarter includes $1.0 million representing reimbursement by Celltech for research and developments costs. The decrease in contract revenue from the three month period ended June 30, 1999, reflects a one-time licensing agreement payment by Suntory in 1999. The increase in contract revenues for the six months ended June 30, 2000 over the same period in 1999 reflects $1.5 million paid by InterMune in connection with our sublicense agreement, and a one-time $5.0 million payment from Celltech in connection with our agreement for the development of relaxin. We expect contract revenues to fluctuate significantly depending on when and whether our partners or we achieve milestones under existing agreements, and on new business opportunities that we may identify.

        InterMune purchased the remaining United States commercial rights and revenue to Actimmune on June 27, 2000. As part of the transaction, InterMune paid $5.2 million which included the prepayment of a $1.0 million obligation owed in 2002. Prior to this transaction, Connetics had the right to book revenue based on a fixed amount of unit sales in the years 1999, 2000 and 2001. Beginning with the quarter ended June 30, 2000, InterMune will record all Actimmune revenue and related expenses.

        Our cost of product revenues includes the costs of Luxiq, Ridaura and Actimmune, royalty payments on these products based on a percentage of our product revenues, and product freight and distribution costs from our distributor. We recorded cost of product revenues of $0.5 million and $2.3 million, respectively for the three and six month periods ended June 30, 2000, compared to $1.5 million and $2.7 million for the three and six month periods ended June 30, 1999. The decrease in cost of product revenues for the first six months of 2000 over the first six months of 1999 is primarily due to the reversal of costs associated with Actimmune revenue sold to InterMune effective as of March 31, 2000. In addition, we recorded $1.7 million of amortization expense associated with the acquisition of product rights to Ridaura in the first quarter of 1999, thus resulting in a decrease in cost for the same period ended June 30, 2000.


    RESEARCH AND DEVELOPMENT

        Research and development expenses were $4.0 million for the three month period ended June 30, 2000 and $10.1 million for the six month period ended June 30, 2000, compared to $3.9 million and $8.6 million for the comparable periods in 1999. The increase in expenses from the six months ended June 30, 2000 over the six months ended June 30, 1999 was due to:

        - continued manufacturing scale-up of relaxin;

        - initiation of long-term study in connection with conducting the Phase III trial of relaxin for the treatment of scleroderma;

        - increasing personnel in our development organization; and

        - initiating clinical development of relaxin for the treatment of infertility

        We expect research and development expenses to increase over the next few quarters, due to expenses related to relaxin manufacturing and relaxin clinical trial activities for new disease indications.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses increased to $6.0 million for the three month period ended June 30, 2000 and $11.6 million for the six month period ended June 30, 2000, compared to $4.9 million and $10.5 million for the comparable periods in 1999. We expect selling, general and administrative expenses to increase slightly during the remainder of fiscal 2000 due to:

        - expenses associated with launching OLUX in the fourth quarter of 2000; and

        - increasing personnel in our sales and marketing, clinical and regulatory organizations.

    INTEREST INCOME (EXPENSE)

        Interest and other income were $0.6 million for the three month period ended June 30, 2000, and $1.4 million for the six month period ended June 30, 2000, compared with $0.3 million and $0.6 million for the comparable periods in 1999. The increase in interest income was due to realized gains from the sale of marketable securities and higher interest income from higher cash and short-term investment balances. Interest expense was $0.1 million for the three month period ended June 30, 2000 and $0.2 million for the six month period ended June 30, 2000, compared with $0.2 million and $0.5 million for the comparable periods in 1999. The decrease in interest expense resulted from lower interest expense associated with lower balances outstanding for obligations under capital leases, loans, and notes payable.

    NET INCOME (LOSS)

        Net income was $0.4 million for the three month period ended June 30, 2000 and $1.0 million for the six month period ended June 30, 2000 compared to a net loss of $4.8 million and $10.7 million for the comparable periods in 1999. Net income for the second quarter of 2000 was primarily attributable to an increase in Luxiq product revenue and the following non-recurring revenue items:

        - a one-time $5.0 million contract payment and $1.0 million quarterly development payment from Celltech in connection with our agreement for the development of relaxin; and

        - the sale on June 27, 2000 of Actimmune revenue rights for $5.2 million to InterMune and a one-time payment of $1.5 million in connection with our exclusive sublicense agreement with InterMune.

        We expect to incur losses for the remainder of 2000 and the foreseeable future. These losses are expected to fluctuate from period to period based on timing of product revenues, clinical material purchases, clinical trial expenses, and possible acquisitions of new products and technologies.

LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations to date primarily through proceeds from equity financings, collaborative arrangements with corporate partners and bank loans. At June 30, 2000, cash, cash equivalents and short-term investments and non-current marketable securities totaled $85.6 million compared to $26.3 million at December 31, 1999. Our cash reserves are held in a variety of interest-bearing instruments including high-grade corporate bonds, commercial paper and money market accounts.

        Cash flows from operating activities. Cash used in operations for the six month periods ended June 30, 2000, and 1999, was $1.9 million and $7.2 million, respectively. Net income of $1.0 million for the first six months of 2000 was affected by non-cash charges of $0.4 million of depreciation and amortization expense and $0.7 million non-cash compensation expense. Cash outflow for the first six months of 2000 was primarily for operating activities which included a $3.3 million and $2.2 million reduction in accounts payable and accrued process development expense, respectively, partially offset by a higher accrued liabilities balance.

        Cash flows from investing activities. Investing activities provided $6.5 million in cash during the six month period ended June 30, 2000, due to the sale of $8.9 million of short-term investments partially offset by $2.0 million of short term investment purchases.

        Cash flows from financing activities. Cash provided by financing activities for the six months ended June 30, 2000 included $21.4 million of cash proceeds from the issuance of stock, offset by $2.9 million of note and lease payments. Of the $21.4 million of cash proceeds, $20.0 million relates to private placement of 2,000,000 shares of the Company's unregistered common stock.

        Working Capital. Working capital increased by $23.1 million to $36.5 million at June 30, 2000 from $13.4 million at December 31, 1999. The increase in working capital was due to the $20.0 million private placement of our common stock and the $5.2 million sale of Actimmune rights to InterMune, partially offset by cash used for operations.

        At June 30, 2000, we had an aggregate of $1.9 million in future obligations of principal payments under capital leases, loans, long-term debt and other obligations, of which $1.6 million is to be paid within one year.

        We have an equity line agreement with Kepler Capital LLC. In connection with that agreement, which expires December 1, 2000, we are required to sell $0.5 million of our common stock to Kepler approximately every 90 days if our stock meets certain volume restrictions and trades above $10.00 per share. In addition, we may elect to draw down approximately $2.0 million every 90 days if our stock trades above $7.00 per share. Our stock met the restrictions in both the first and second quarters of 2000, and in that connection we issued 58,438 shares to Kepler at a purchase price of $8.556 on February 10, 2000. Also on June 28, 2000, we issued 41,562 shares to Kepler with a purchase price of $7.8585 and committed to issue a warrant for 22,063 with an exercise price of $7.8585.

        We believe our existing cash, cash equivalents and short-term investments, cash generated from product sales and collaborative arrangements with corporate partners, will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the next 12 months.

        Except for the equity line agreement discussed above, we have no commitments for any additional financing. If we need to raise additional money to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development of our other products.

FACTORS THAT MAY AFFECT FUTURE RESULTS, FINANCIAL CONDITION AND THE MARKET PRICE OF SECURITIES

        Please also read Items 1 and 3 in our 1999 Annual Report on Form 10-K where we have described our business and the challenges and risks we may face in the future.

        Our results of operation have varied widely in the past, and they could continue to vary significantly from quarter to quarter due to a number of factors, including those listed below. Any shortfall in revenues would have an immediate impact on our earnings per share, which could adversely affect the market price of our common stock. Our operating expenses, which include sales and marketing, research and development and general and administrative expenses, are based on our expectations of future revenues and are relatively fixed in the short term. Accordingly, if revenues fall below our expectations, we will not be able to reduce our spending rapidly in response to such a shortfall. Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our results of operations are not a good indication of our future performance.

RISKS RELATED TO OUR BUSINESS

We may never make a profit, and stockholders may lose their investment.

        We have lost money every year since our inception. We had net losses of $26.6 million in 1998 and $27.3 million 1999. Our accumulated deficit was $118.8 million at June 30, 2000. We expect to incur additional losses for at least the next few years. We may not achieve profitability and, if we do reach profitability, we may not be able to sustain it. If we do not achieve profitability, our stock price may decline.

If we do not obtain the capital necessary to fund our operations, we will be unable to develop or market our products.

        We currently believe that our available cash resources will be sufficient to fund our operating and working capital requirements at least for the next 12 months. Accordingly, we may need to raise additional funding in the future. In particular, if our relaxin clinical trial is successful, our working capital needs will increase as we will incur additional regulatory and commercialization expenses for relaxin. In this event, we would need to raise additional funds. If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development of our other products.

        We may need to raise additional funds through public or private financings, strategic relationships or other arrangements. In particular, if our clinical trial for scleroderma is successful, we would incur significant additional expenditures associated with pursuing regulatory approval and eventual commercialization of relaxin, which would extend the date as of which we could first achieve profitability. If we are unable to successfully complete development and commercialization of relaxin, we may never achieve profitability. If we need to raise additional money to fund our operations, funding may not be available to us on acceptable terms, or at all.

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

        With regard to patent applications that our licensors or we have filed, or patents issued to our licensors or us:

        - any pending patent applications may not issue as patents;

        - our competitors may successfully challenge or circumvent our patents;
          or

        - any patents, which exist or are issued may not provide us with a competitive advantage.

        In addition, others may obtain patents that contain claims, which cover products, or processes that we make, have made, use, or sell. If a third party claimed an intellectual property right to technology we use, we might be forced to:

        - discontinue an important product or product line;

        - alter our products or processes to avoid infringement;

        - pay license fees and/or damages; and

        - cease certain activities.

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

If our corporate partners are no longer willing or able to fund the development of relaxin, our current product revenue will not cover the cost of fully developing and commercializing relaxin.

        We depend on licensing agreements with our corporate partners to successfully develop and commercialize our products. We also generate revenue by licensing our products to third parties for specific territories and indications. Our reliance on licensing arrangements with third parties carries several risks, including the possibilities that:

        - a product development contract may expire or a relationship may be terminated, and we will not be able to attract a satisfactory alternative corporate partner within a reasonable time;

        - a corporate partner involved in the development of our products does not commit sufficient capital to successfully develop our products; and

        - we may be contractually bound to terms that, in the future, are not commercially favorable to us.

If any of these risks occurs, we may not be able to successfully develop our products.

We depend on third parties to protect and maintain our patent portfolio.

        Nearly our entire patent portfolio is licensed from third parties, who are responsible to varying degrees for the prosecution and maintenance of those patents. Our success will depend on our ability, or the ability of our licensors, to obtain and maintain patent protection on technologies, to preserve trade secrets, and to operate without infringing the proprietary rights of others. It is possible that before any of our products in development can be commercialized, the related patents may have expired or is close to expiration, thus reducing any advantage of the patent. Moreover, composition of matter patent protection, which gives patent protection for a compound or a composition, may not be available for some of our product candidates.


If we do not successfully commercialize relaxin, we may lose fundamental intellectual property rights to the product.

        Licenses with Genentech, Inc. and The Howard Florey Institute of Experimental Physiology and Medicine require us to use our best efforts to commercialize relaxin. Our failure to successfully commercialize relaxin may result in the reversion of our rights under these licenses to Genentech and the Florey Institute. The termination of these agreements and subsequent reversion of rights could cause us to lose fundamental intellectual property rights to relaxin. This would prohibit us from continuing our relaxin development programs.

We are subject to foreign exchange risks, which may increase our operational expenses.

        We make payments to Boehringer Ingelheim for the production of relaxin in Austrian schillings, and to CCL Pharmaceuticals for the production of Luxiq and OLUX in pounds sterling. If the U.S. dollar depreciates against the schilling or the pound, the payments that we must make will increase, which will increase our expenses.

We rely on our employees and consultants to keep our trade secrets confidential.

        We rely on trade secrets and proprietary know-how. We require each of our employees, consultants and advisors to execute a confidentiality agreement providing that all proprietary information developed or made known to the individual during the course of the relationship will be kept confidential and not used or disclosed to third parties except in specified circumstances. The agreements also provide that all inventions conceived by an employee, consultant or advisor, to the extent appropriate for the services provided during the course of the relationship, shall be our exclusive property, other than inventions unrelated to us and developed entirely on the individual's own time. These agreements may not provide meaningful protection or adequate remedies for misappropriation of our trade secrets in the event of unauthorized use or disclosure of such information.

Our use of hazardous materials exposes us to the risk of environmental liabilities, and we may incur substantial additional costs to comply with environmental laws.

        Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive materials. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and certain waste products. In the event of accidental contamination or injury from these materials, we could be liable for any damages that result and any liability could exceed our resources. We may also be required to incur significant costs to comply with environmental laws and regulations as our research activities increase.

RISKS RELATED TO OUR PRODUCTS

If we do not obtain and maintain governmental approvals for our products, we cannot sell these products for their intended diseases.

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

        After we complete the clinical trials for a product, we must file a new drug application if the product is classified as a new drug, or a biologics license application if the product is classified as a biologic, which is a drug based on natural substances. The FDA approval processes require substantial time and effort, the FDA continues to modify product development guidelines, and the FDA may not grant approval on a timely basis or at all. Clinical trial data can be the subject of differing interpretation, and the FDA has substantial discretion in the approval process. The FDA may not interpret our clinical data the way we do. The FDA may also require additional clinical data to support approval. The FDA can take between one and two years to review new drug applications and biologics license applications, or longer if significant questions arise during the review process. Even after such time and expenditures, we may not obtain regulatory approval or the approval we get may have strict limitations.

        In particular, relaxin is critical to our future success. Relaxin is a hormone that occurs naturally in humans, and which we manufacture using recombinant process. We are initially studying relaxin for the treatment of diffuse scleroderma, a serious disease involving the excessive formation of connective tissue, and we are in earlier stages of clinical development of relaxin for other indications, including infertility and the treatment of blocked or restricted blood vessels in the arms and legs. For relaxin to succeed, we will need, at a minimum, to demonstrate the safety and efficacy of relaxin in these clinical studies.

        To market our products in countries outside of the United States, our partners and we must obtain similar approvals from foreign regulatory bodies. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval, and approval by the FDA does not ensure approval by the regulatory authorities of any other country. The process of obtaining these approvals is time consuming and requires the expenditure of substantial resources.

If Luxiq and OLUX do not achieve or sustain market acceptance, our revenues will not increase and may not cover our operating expenses.

        Our future revenues will depend upon dermatologist and patient acceptance of Luxiq and OLUX. Factors that could affect acceptance of Luxiq and OLUX include:

        - satisfaction with existing alternative therapies;

        - the effectiveness of our sales and marketing efforts;

        - undesirable and unforeseeable side effects; and

        - the cost of the product as compared with alternative therapies.

        Since we have only had approval to sell Luxiq for one year, and OLUX was only approved on May 26, 2000, we cannot predict the potential long-term patient acceptance of either product.

If we are unable to develop alternative delivery systems for relaxin, patients that do not suffer from severe diseases may not be willing to use the current drug delivery system.

        In addition to demonstrating the safety and efficacy of relaxin in our current clinical trials, we must meet several additional major development objectives for relaxin. In particular, we may need to develop an alternative means of delivering the drug. In our current clinical trials, relaxin is being delivered through the use of an infusion pump. For a serious and life threatening condition, such as diffuse scleroderma, this method of delivery may be acceptable. However, we are pursuing other indications for relaxin, such as treatment of infertility and peripheral arterial disease. For these indications, we may need to develop an alternative delivery system; however, the known biological properties of the relaxin molecule may decrease the availability of certain delivery systems. If we are not able to develop a suitable alternative delivery system for relaxin, we may be unable to market relaxin effectively for indications that are not life threatening, such as infertility, and the commercial potential of relaxin would be seriously harmed. Our inability to develop relaxin to its full commercial potential would harm our future prospects and revenue growth and our stock price would likely decline.

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

        We depend on third parties to manufacture our products, and each product is manufactured by a sole source manufacturer. Boehringer Ingelheim. All of our contractors must comply with the applicable FDA good manufacturing practice regulations, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed before they can be used in commercial manufacturing of our products. If our sole source manufacturers cannot provide us with our product requirements in a timely and cost-effective manner, if the product they are able to supply cannot meet commercial requirements for shelf life, or if they are not able to comply with the applicable good manufacturing practice regulations and other FDA regulatory requirements, our sales of marketed products could be reduced and we could suffer delays in the progress of clinical trials for products under development. We do not have control over our third-party manufacturers' compliance with these regulations and standards.

If we are unable to contract with third parties to manufacture and distribute our products in sufficient quantities, on a timely basis, or at an acceptable cost, we may be unable to meet demand for our products and may lose potential revenues.

        We have no manufacturing or distribution facilities for any of our products. Instead, we contract with third parties to manufacture our products for us. We have manufacturing agreements with the following companies:

        - Boehringer Ingelheim Austria GmbH for relaxin;

        - CCL Pharmaceuticals, a Division of CCL Industries Limited, a U.K. corporation, for Luxiq and OLUX; and

        - SmithKline for Ridaura.

        If these third parties are unable or unwilling to produce our products in sufficient quantities, with appropriate quality for our clinical trials and subsequent commercialization, if any, and under commercially reasonably terms, our business will suffer.

        In addition, we have entered into an agreement with CORD Logistics, Inc. to distribute Luxiq and Ridaura. If CORD is unable to continue to distribute our products in an effective manner or if we are unable to maintain sufficient personnel with the appropriate levels of experience to manage this function, we may be unable to meet the demand for our products and we may lose potential revenues.

RISKS RELATED TO OUR INDUSTRY

We face intense competition, which may limit our commercial opportunities and our ability to become profitable.

        The pharmaceutical and biotechnology industries are highly competitive. Products and therapies currently on the market or under development could compete directly with some of our products. Numerous pharmaceutical and biotechnology companies and academic research groups are engaged in research and development efforts with respect to therapeutic products targeted at diseases or conditions addressed by us. Our commercial opportunities will be reduced or eliminated if our competitors develop and market products that are more effective, have fewer or less severe adverse side effects or are less expensive than our products. In addition, many of our existing or potential competitors, particularly large pharmaceutical companies, have substantially greater financial, technical and human resources than we have. Many of these competitors have more collective experience than we do in undertaking preclinical testing and human clinical trials of new pharmaceutical products and obtaining regulatory approvals for therapeutic products. Accordingly, our competitors may succeed in developing and marketing products either that are more effective than those that we may develop, alone or with our collaborators, or that are marketed before any products we develop are marketed. We believe that competitive factors in our industry include:

        - scientific and technological expertise;

        - sales and marketing resources;

        - operational competence in developing, protecting, manufacturing and marketing products and obtaining timely regulatory agency approvals;

        - managerial competence in identifying and pursuing product in-licensing and acquisition opportunities; and

        - financial resources.

        Physicians may not adopt our products over competing products, and our products may not offer an economically feasible alternative to existing modes of therapy.

If third party payers will not provide coverage or reimburse patients for the use of our products, our revenues and profitability will suffer.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We make payments to Boehringer Ingelheim for the production of relaxin in Austrian schillings , and to CCL Pharmaceuticals for the production of Luxiq and OLUX in pounds sterling. If the U.S. dollar depreciates against the schilling or the pound, the payments that we must make will increase, which will increase our expenses. We have a bank loan that is sensitive to movement in interest rates. Interest income from out investments is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that we face no material market risk exposure. Therefore, no quantitative tabular disclosures are required.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On May 10, 2000, we received notice of a complaint filed with the California Employment Development Department in connection with charges made by a scientist formerly employed with the company. We filed a written response with the EDD. Based on our review of the issues we believe that the case is without merit and that its resolution will not have a material adverse effect on our business or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 11, 2000, we held our annual meeting of stockholders. At the meeting, the stockholders approved the following matters by the following votes:

        1)     Election of the following directors:

                                                   FOR           WITHHELD
               Alexander E. Barkas, Ph.D.          24,460,933      115,254
               Eugene A. Bauer, M.D.               23,458,317    1,117,870
               Brain H. Dovey                      24,539,642       36,545
               John C. Kane                        24,501,442       74,745
               Thomas D. Kiley, Esq.               24,501,442       74,745
               Leon E. Panetta                     24,539,242       36,945
               G. Kirk Raab                        24,452,384      123,803
               Joseph J. Ruvane, Jr.               24,539,842       36,345
               Thomas G. Wiggans                   24,460,934      115,253

        2) Approval of amendments to the 1995 Employee Stock Purchase Plan to increase the number of shares issuable thereunder by 300,000 shares and make certain changes to the ability of the Board to modify the plan in the future.

                                        FOR           AGAINST        ABSTAIN
                                        23,769,059    778,903        28,225

        2) Ratification of the appointment of Ernst & Young LLP to serve as the Company's independent auditors for the fiscal year ended December 31, 2000.

                                        FOR           AGAINST        ABSTAIN
                                        24,554,382    8,750          13,055

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

 10.1     Assignment and Option Agreement, dated June 23, 2000, between
          Connetics and InterMune

 10.2     Consent to Assignment Agreement, dated June 23, 2000, among Connetics,
          InterMune and Genentech, Inc.

 10.3 Revenue Adjustment Agreement, dated June 27, 2000, between Connetics and InterMune

 27.1     Financial Data Schedule (EDGAR -- filed version only)

(b) Reports on Form 8-K.

We filed a current report on Form 8-K on July 18, 2000, with respect to the private placement of 2,010,000 shares of our common stock on June 20, 2000.

                                    SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CONNETICS CORPORATION


                                           By: /s/  JOHN L. HIGGINS
                                              ----------------------------------
                                              John L. Higgins
                                              Exec. Vice President, Finance and
                                              Administration and Chief Financial
                                              Officer


Date:   August 14, 2000

                                 EXHIBIT INDEX

Exhibit
Number    Description
-------   -----------
 10.1     Assignment and Option Agreement, dated June 23, 2000, between
          Connetics and InterMune

 10.2     Consent to Assignment Agreement, dated June 23, 2000, among Connetics,
          InterMune and Genentech, Inc.

 10.3 Revenue Adjustment Agreement, dated June 27, 2000, between Connetics and InterMune

 27.1     Financial Data Schedule (EDGAR -- filed version only)