Form 10-Q
period 2000-09-30
CONNETICS CORP
filed 2000-11-14
CIK 1004960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

As of October 31, 2000, 29,572,249 shares of the Registrant's common stock were outstanding, at $0.001 par value.

                              CONNETICS CORPORATION
                                TABLE OF CONTENTS


                                                                                               Page
                                                                                               ----
PART I.       FINANCIAL INFORMATION

              Item 1. Condensed Consolidated Financial Statements

                      Condensed Consolidated Balance Sheets at September 30, 2000
                      and December 31, 1999 ...............................................      3

                      Condensed Consolidated Statements of Operations for the three
                      and nine months ended September 30, 2000 and 1999 ...................      4

                      Condensed Consolidated Statements of Cash Flows for the nine
                      months ended September 30, 2000 and 1999 ............................      5

                      Notes to Condensed Consolidated Financial Statements ................      6

              Item 2. Management's Discussion and Analysis of Financial Condition
                      and Results of Operations ...........................................     10

              Item 3. Quantitative and Qualitative Disclosures About Market Risks .........     23

PART II.      OTHER INFORMATION

              Item 5. Other Information ...................................................     23

              Item 6. Exhibits and Reports on Form 8-K ....................................     23

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              CONNETICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                        September 30,      December 31,
                                                                                            2000               1999
                                                                                        -------------------------------
                                                                                         (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                               $  21,418         $   8,460
  Short-term investments                                                                     74,136            17,839
  Accounts receivable, net                                                                    1,744             1,608
  Other current assets                                                                          583               817
                                                                                          ---------------------------
          Total current assets                                                               97,881            28,724
Property and equipment, net                                                                   1,577             1,505
Notes receivable from related parties                                                           301                60
Deposits and other assets                                                                       121               121
                                                                                          ---------------------------
Total assets                                                                              $  99,880         $  30,410
                                                                                          ===========================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                        $   1,973         $   4,988
  Accrued liabilities                                                                         2,796             1,596
  Accrued process development expenses                                                        1,530             3,296
  Accrued payroll and related expenses                                                        1,419             1,453
  Current portion of notes payable and other liabilities                                      1,209             2,594
  Current portion of capital lease obligations, capital loans and long-term debt                 --             1,396
                                                                                          ---------------------------
          Total current liabilities                                                           8,927            15,323

Non-current portion of capital lease obligations, capital loans and long-term debt              388               799

Stockholders' equity:
Common stock, treasury stock and additional paid-in capital                                 158,104           133,963
  Deferred compensation                                                                         (25)              (39)
  Accumulated deficit                                                                      (124,066)         (119,752)
  Accumulated other comprehensive income                                                     56,552               116
                                                                                          ---------------------------
            Total stockholders' equity                                                       90,565            14,288
                                                                                          ---------------------------
Total liabilities and stockholders' equity                                                $  99,880         $  30,410
                                                                                          ===========================


     See accompanying notes to condensed consolidated financial statements.

                              CONNETICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                           Three Months Ended          Nine Months Ended
                                                               September 30,              September 30,
                                                         ----------------------      ----------------------
                                                           2000          1999          2000          1999
                                                         ----------------------      ----------------------
Revenues:
  Product                                                $  5,657      $  4,773      $ 15,118      $ 11,656
  Contract                                                  1,735         1,400        10,810         8,779
  Sale of Actimmune revenue rights                             --            --         5,218            --
                                                         ----------------------      ----------------------
        Total revenues                                      7,392         6,173        31,146        20,435
                                                         ----------------------      ----------------------

Operating costs and expenses:
  Cost of product revenues                                    719         1,628         2,979         4,279
  License amortization                                         --         1,680            --         5,040
  Research and development                                  5,828         5,783        15,956        14,363
  Selling, general and administrative                       6,765         5,032        18,330        15,533
                                                         ----------------------      ----------------------
Total operating costs and expenses                         13,312        14,123        37,265        39,215


Interest and other income                                     663           193         2,012           833
Interest expense                                              (38)         (225)         (207)         (749)
                                                         ----------------------      ----------------------
Net loss                                                 $ (5,295)     $ (7,982)     $ (4,314)     $(18,696)
                                                         ======================      ======================

Net loss per basic and dilutive shares                   $  (0.18)     $  (0.37)     $  (0.15)     $  (0.88)
                                                         ----------------------      ----------------------

Basic and dilutive shares used to calculate net loss       29,507        21,588        28,032        21,353
                                                         ======================      ======================


     See accompanying notes to condensed consolidated financial statements.

                              CONNETICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                                       2000          1999
                                                                                     ----------------------
Cash flows from operating activities:
     Net loss                                                                        $ (4,314)     $(18,696)
     Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization                                                        548         5,659
     Amortization of deferred compensation & non-cash stock compensation                1,398         1,199
     Changes in assets and liabilities:
     Accounts receivable                                                                 (136)          (95)
     Current and other assets                                                              (7)         (199)
     Current and other liabilities                                                     (2,685)        3,740
     Other long-term liabilities                                                           --          (551)
                                                                                     ----------------------

     Net cash used by operating activities                                             (5,196)       (8,943)
                                                                                     ----------------------

Cash flows from investing activities:
     Purchases of short-term investments                                              (13,523)       (2,390)
     Sales and maturities of short-term investments                                    13,661         5,267
     Purchases of property and equipment                                                 (620)       (1,116)
                                                                                     ----------------------

     Net cash (used in) provided by investing activities                                 (482)        1,761
                                                                                     ----------------------

Cash flows from financing activities:
     Payment of notes payable                                                          (2,206)       (4,100)
     Payments on obligations under capital leases and capital loans                      (986)         (360)
     Proceeds from issuance of common stock, net                                       21,828         5,121
                                                                                     ----------------------

     Net cash provided by financing activities                                         18,636           661
                                                                                     ----------------------

     Net change in cash and cash equivalents                                           12,958        (6,521)
     Cash and cash equivalents at beginning of period                                   8,460        14,708
                                                                                     ----------------------

     Cash and cash equivalents at end of period                                      $ 21,418      $  8,187
                                                                                     ======================

Supplementary information:
     Interest paid                                                                   $    207      $    658

Financing activity:
     Conversion of notes payable into common stock                                   $     --      $    719

     Issuance of common stock as payment on accrued liabilities                      $    888      $     --


     See accompanying notes to condensed consolidated financial statements.

                              CONNETICS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

1.      BASIS OF PRESENTATION

        We have prepared the accompanying unaudited condensed consolidated financial statements of Connetics Corporation ("Connetics") in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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


                                                Three months ended           Nine months ended
                                                   September 30,               September 30,
(In thousands, except per share amounts)        2000          1999          2000          1999
Numerator for basic and diluted earnings-
    per share-
       Net loss                               $ (5,295)     $ (7,982)     $ (4,323)     $(18,696)

Denominator for basic and diluted
earnings per share                              29,507        21,382        28,032        21,353
                                              ======================      ======================
Basic and dilutive loss per share             $  (0.18)     $  (0.37)     $  (0.15)     $  (0.88)
                                              ======================      ======================

3.      COMPREHENSIVE INCOME (LOSS)

        During the three and nine month periods ended September 30, 2000, total comprehensive income amounted to $8.1 million and $52.1 million, respectively, compared to a comprehensive loss of $8.0 million and $18.7 million for the comparable periods in 1999. The components of comprehensive income (loss) for the three and nine month periods ended September 30, 2000 and September 30, 1999 are as follows:

                                           Three months ended           Nine months ended
                                              September 30,               September 30,
                                         ----------------------      ----------------------
(In thousands)                             2000          1999          2000          1999
                                         ----------------------      ----------------------
Net loss                                 $ (5,295)     $ (7,982)     $ (4,323)     $(18,696)
Unrealized gain (loss) on securities       13,398            14        56,436           (10)
                                         ----------------------      ----------------------

Comprehensive income (loss)                 8,103      $ (7,968)     $ 52,113      $(18,706)
                                         ======================      ======================


Accumulated other comprehensive income at September 30, 2000 and December 31, 1999 consisted of unrealized gains on securities of $56.7 million and $0.1 million, respectively.

4.      RESEARCH AND LICENSE AGREEMENTS

        In January 1999, we entered into a development, commercialization and supply agreement with Celltech Group, PLC (formerly Medeva PLC) of the United Kingdom ("Celltech)") for certain therapeutic indications pertaining to relaxin. Under the terms of the agreement, Medeva paid $8.0 million upon closing, which included a $4.0 million contract fee and a $4.0 million equity investment. In October 2000 Celltech informed Connetics that they are exercising their right to terminate the relationship according to the contract. See Note 6 for further discussion. We recorded $1.0 million and $8.0 million, respectively, for the three and nine month periods ended September 30, 2000, and $1.0 million and $7.0 million, respectively, for the three and nine month periods ended September 30, 1999, in contract revenue under this agreement.

        In July 1999, we entered into an exclusive license agreement with Paladin Labs Inc. for the development and commercialization of relaxin in Canada. Under the terms of the agreement, we may receive additional milestone payments for the approval of additional indications for relaxin in Canada. Paladin is responsible for all development and commercialization activities in Canada, and will pay royalties on all sales of relaxin in Canada. For the three and nine month periods ended September 30, 2000, we recorded $0.2 million and $0.7 million, respectively, in contract revenue under this agreement.

5.      INTERMUNE PHARMACEUTICALS, INC.

        In December 1995, we entered into a license agreement with Genentech, Inc. to acquire exclusive U.S. development and marketing rights to interferon gamma for dermatological indications. The cumulative effect of a number of subsequent amendments to the original license agreement is to expand the fields of use for which the license applies, and add Japan and Canada to the licensed territory. Genentech manufactures and supplies Actimmune pursuant to a separate supply agreement. We established a subsidiary, InterMune Pharmaceuticals, Inc., (InterMune), in 1998 to develop Actimmune for serious pulmonary and infectious diseases and congenital disorders. In April 1999, InterMune became an independent company, and in March 2000, InterMune went public. As of September 30, 2000, we held 1,049,445 shares of common stock of InterMune, which represented approximately a 4.2% equity position in InterMune. Subsequent to quarter end, Connetics has sold shares in InterMune. On June 27, 2000, we assigned all of our rights and obligations under the license with Genentech and the corresponding supply agreement to InterMune for a cash payment of $5.2 million. In addition, we hold an option to purchase the product rights for potential dermatological applications of Actimmune and will receive royalties on Actimmune sales recorded by InterMune after December 31, 2001.

6.      SUBSEQUENT EVENTS

        On October 8, 2000, Connetics announced that a Phase III trial investigating recombinant human relaxin in the treatment of diffuse systemic sclerosis, also known as scleroderma, did not meet its primary endpoint. Based on the preliminary results, we will not pursue FDA approval of relaxin for the treatment of scleroderma. Connetics will continue relaxin clinical development programs in vascular diseases and infertility. In response to the outcome of the scleroderma trial, both Celltech and Suntory LTD notified Connetics that they will discontinue their collaborations with Connetics for the development of relaxin in Europe and Japan, respectively. All rights to relaxin under these agreements for Europe and Japan will revert to Connetics. The companies are in the process of working out the specifics on how the two relationsips will be discontinued. [The agreements do not contain a provision requiring us to refund any of the monies received.]

        On October 3, 2000, Connetics entered into an agreement with ALZA Corporation (ALZA) to develop an advanced drug delivery system for relaxin. The development work will focus on applying ALZA's implantable drug delivery technology, or DUROS(R) system, to expand delivery options for relaxin. The current delivery system for Connetics' relaxin formulation involves the use of an external infusion pump.

7.      LIQUIDITY AND FINANCIAL VIABILITY

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

8.      RECENT ACCOUNTING PRONOUNCEMENTS

        When we receive non-refundable fees in connection with collaborative agreements, we have recognized the fees as revenue when received, when the technology has been transferred and when all of our contractual obligations relating to the fees had been fulfilled. In December 1999, the SEC issued Staff Accounting Bulletin No. 101-Revenue Recognition in Financial Statements, or SAB
101. SAB 101 describes the SEC staff's position on the recognition of certain non-refundable upfront fees received in connection with research collaborations. We are currently evaluating the impact of SAB 101 upon our recorded revenue from existing collaborative agreements. We plan to change our method of accounting effective January 1, 2000 to recognize such fees over the term of the related agreement. The cumulative effect is expected to be recognized in our financial statements in the year to date presentation for the quarter ended December 31, 2000. The cumulative effect, if any, would be recorded as deferred revenue and would be recognized as revenue over the remaining term of the respective collaborative research and development agreements.

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities," or SFAS 133, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000 and is not anticipated to have an impact on our results of operations or financial condition as we hold no derivative financial instruments and do not currently engage in hedging activities.

        In March 2000, the FASB issued interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25," or FIN 44. This interpretation clarifies (1) the definition of employee for purposes of applying Opinion 25, (2) the criteria for determining whether a plan qualifies as a noncompensatory plan, (3) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (4) the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 does not have a material impact on our financial statements.

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

OVERVIEW

        We are developing a biotechnology product that has potential to treat multiple diseases and we develop and commercialize pharmaceutical products. Our biotechnology product is a recombinant form of a natural hormone called relaxin. In addition, we currently market three products targeted at specialty medical markets. Specialty medical markets are characterized by markets with large patient populations that are served by relatively small, and therefore more accessible, groups of treating physicians.

        We are building our business by developing relaxin for a number of indications, and are conducting multiple clinical trials. On October 8, 2000, we announced that our pivotal trial for scleroderma failed to reach its primary endpoint. We are in earlier stage clinical trials of relaxin for the treatment of infertility and peripheral arterial disease. In our commercial business, we are offering products with clinically proven therapeutic advantages and are providing quality customer service to physicians through our experienced sales and marketing staff. By pursuing a dual business model of developing relaxin for a variety of significant markets, while at the same time commercializing our current products, we believe we have a diversified and balanced strategy. We maintain North American rights for relaxin and have entered into collaborative relationships for this program for markets outside of the United States. In October 2000, our partners in Japan and Europe notified us that they would terminate our agreements with them for the development of relaxin. Consequently, the rights for relaxin in Japan and Europe will be returned to us. We recognized $1.0 and $0.0 million for the three months ended September 30, 2000 and 1999 respectively under the terms of these agreements. For the nine months ended September 30, 2000 and 1999 we recognized $6.0 and $0.9 million respectively under the terms of these agreements.

        In May 2000, the FDA granted us clearance to market OLUX(TM) Foam (clobetasol propionate) 0.05% for the treatment of moderate to severe scalp dermatoses. We launched OLUX on November 6, 2000.

RESULTS OF OPERATIONS

    REVENUES

                                           Three Months Ended          Nine Months Ended
                                              September 30,              September 30,
                                          ---------------------     ---------------------
Revenues (In thousands)                     2000         1999         2000         1999
                                          ---------------------     ---------------------
     Product:
        Luxiq                             $  2,856     $  1,364     $  7,703     $  4,015
        Ridaura                              2,801        2,035        5,517        4,285
        Actimmune                               --        1,374        1,898        3,356
                                          ---------------------     ---------------------
     Total product revenues                  5,657        4,773       15,118       11,656

     Contract:
        Celltech                             1,000        1,000        8,000        7,000
        Suntory Ltd.                            --           --           --          879
        F.H. Faulding & Co., Ltd.              485           --          510           --

        Paladin Labs, Inc.                     200          400          650          400
        InterMune                               --           --        1,500          500
        Immune Response Corp.                   50           --          150           --
                                          ---------------------     ---------------------
     Total contract revenues                 1,735        1,400       10,810        8,779
                                          ---------------------     ---------------------
     Sale of InterMune Revenue Rights           --           --        5,218           --
                                          ---------------------     ---------------------
            Total revenues                $  7,392     $  6,173     $ 31,146     $ 20,435
                                          =====================     =====================

        Our product revenues for the three and nine month periods ended September 30, 2000, were $5.7 million and $15.1 million, respectively, compared to $4.7 million and $11.7 million for the three and nine month periods ended September 30, 1999. The increase in total product revenues was due to continued sales growth of Luxiq, which we began marketing in April 1999. Although Ridaura sales increased quarter over quarter, we believe that Ridaura will experience decreased sales for the remainder of 2000 due to competition from new and existing products. As part of the June 27, 2000 agreement with InterMune, we did not record Actimmune sales beginning with the second quarter of 2000.

        Contract revenues for the three and nine month periods ended September 30, 2000 were $1.7 million and $10.8 million, respectively, compared to $1.4 million and $8.8 million for the three and nine month periods ended September 30, 1999. Each quarter includes $1.0 million representing reimbursement by Celltech for research and developments costs. The increase in contract revenue for the three month period ended September 30, 2000, is mainly due to the one-time licensing fee payment from Faulding based on an agreement signed in April 2000. The increase in contract revenues for the nine months ended September 30, 2000 over the same period in 1999 reflects $1.5 million paid by InterMune in connection with our sublicense agreement, one-time $0.5 million Faulding licensing fees and a one-time $5.0 million payment from Celltech in connection with our agreement for the development of relaxin. We expect contract revenues to fluctuate significantly depending on when and whether our partners or we achieve milestones under existing agreements, and on new business opportunities that we may identify.

        InterMune purchased the remaining United States commercial rights and revenue to Actimmune on June 23, 2000. As part of the transaction, InterMune paid $5.2 million which included the prepayment of a $1.0 million obligation owed in 2002. Prior to this transaction,

Connetics had the right to book revenue based on a fixed amount of unit sales in the years 1999, 2000 and 2001. Beginning with the quarter ended June 30, 2000, InterMune will record all Actimmune revenue and related expenses.

        Our cost of product revenues includes the costs of Luxiq, Ridaura and Actimmune, royalty payments on these products based on a percentage of our product revenues, and product freight and distribution costs from our distributor. We recorded cost of product revenues of $0.7 million and $3.0 million, respectively for the three and nine month periods ended September 30, 2000, compared to $1.6 million and $4.3 million for the three and nine month periods ended September 30, 1999. The decrease in cost of product revenues for the first nine months of 2000 over the first nine months of 1999 is primarily due to the reversal of costs associated with Actimmune revenue sold to InterMune effective as of March 31, 2000. In addition, we recorded $1.7 million of amortization expense associated with the acquisition of product rights to Ridaura in the first quarter of 1999, thus resulting in a decrease in cost for the same period ended September 30, 2000.

    RESEARCH AND DEVELOPMENT

        Research and development expenses were $5.8 million for the three month period ended September 30, 2000 and $16.0 million for the nine month period ended September 30, 2000, compared to $5.8 million and $14.4 million for the comparable periods in 1999. The increase in expenses from the nine months ended September 30, 2000 over the nine months ended September 30, 1999 was due to:

        -  continued manufacturing scale-up of relaxin;

        - initiation of long-term study in connection with conducting the Phase III trial of relaxin for the treatment of scleroderma;

        -  increasing personnel in our development organization; and

        - initiating clinical development of relaxin for the treatment of infertility

        We expect research and development expenses to remain consistent over the next few quarters, due to the impact of the removal of the majority of expenses related to relaxin for scleroderma manufacturing and the ramp up of relaxin clinical trial activities for new disease indications.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses increased to $6.8 million for the three month period ended September 30, 2000 and $18.3 million for the nine month period ended September 30, 2000, compared to $5.0 million and $15.5 million for the comparable periods in 1999. We expect selling, general and administrative expenses to increase slightly during the remainder of fiscal 2000 due to:

        - expenses associated with launching OLUX in the fourth quarter of 2000; and

        - increasing personnel in our sales and marketing and clinical organizations.

        INTEREST INCOME (EXPENSE)

        Interest and other income were $0.6 million for the three month period ended September 30, 2000, and $2.0 million for the nine month period ended September 30, 2000, compared with $0.2 million and $0.8 million for the comparable periods in 1999. The increase in interest income was due to realized gains from the sale of marketable securities and higher interest income from higher cash and short-term investment balances. Interest expense was $0.1 million for the three month period ended September 30, 2000 and $0.2 million for the nine month period ended September 30, 2000, compared with $0.2 million and $0.8 million for the comparable periods in 1999. The decrease in interest expense resulted from lower interest expense associated with lower balances outstanding for obligations under capital leases, loans, and notes payable.

    NET LOSS

        Net loss was $5.3 million for the three month period ended September 30, 2000 and $4.3 million for the nine month period ended September 30, 2000 compared to a net loss of $8.0 million and $18.7 million for the comparable periods in 1999. The decrease in net losses was primarily attributable to an increase in Luxiq product revenue and the following non-recurring revenue items:

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

LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations to date primarily through proceeds from equity financings, collaborative arrangements with corporate partners and bank loans. At September 30, 2000, cash, cash equivalents and short-term investments and non-current marketable securities totaled $95.6 million compared to $26.3 million at December 31, 1999. Our cash reserves are held in a variety of interest-bearing instruments including high-grade corporate bonds, commercial paper and money market accounts.

        Cash flows from operating activities. Cash used in operations for the nine month periods ended September 30, 2000, and 1999, was $5.2 million and $8.9 million, respectively. Net loss of $4.3 million for the first nine months of 2000 was affected by non-cash charges of $0.6 million of depreciation and amortization expense and $1.4 million non-cash compensation expense. Cash outflow for the first nine months of 2000 was primarily for operating activities which included a $2.7 million increase and $ 3.7 million reduction in accounts payable and accrued process development expense, respectively, partially offset by a higher accrued liabilities balance.

        Cash flows from investing activities. Investing activities used $0.5 million in cash during the nine month period ended September 30, 2000, due in part to sales of $13.7 million of short-term investments offset by $13.5 million of short term investment purchases.

        Cash flows from financing activities. Cash provided by financing activities for the nine months ended September 30, 2000 included $21.8 million of cash proceeds from the issuance of stock, offset by $3.2 million of note and lease payments. Of the $21.8 million of cash proceeds, $20.0 million relates to a private placement of 2,000,000 shares of Connetics' unregistered common stock.

        Working Capital. Working capital increased by $18.6 million to $32.0 million at September 30, 2000 from $13.4 million at December 31, 1999. The increase in working capital was due to a $20.0 million private placement of our common stock and the $5.2 million sale of Actimmune rights to InterMune, partially offset by cash used for operations.

        At September 30, 2000, we had an aggregate of $1.6 million in future obligations of principal payments under capital leases, loans, long-term debt and other obligations, of which $1.2 million is to be paid within one year.

        We have an equity line agreement with Kepler Capital LLC. In connection with that agreement, which expires December 1, 2000, we are required to sell $0.5 million of our common stock to Kepler approximately every 90 days if our stock meets certain volume restrictions and trades above $10.00 per share. In addition, we may elect to draw down approximately $2.0 million every 90 days if our stock trades above $7.00 per share. Our stock met the restrictions in the first three quarters of 2000. In that connection, we issued 58,438 shares to Kepler at a purchase price of $8.556 on February 10, 2000, we issued 41,562 shares to Kepler with a purchase price of $7.8585 on June 28, 2000, a warrant for 22,063 with an exercise price of $7.8585 on June 28, 2000, and a warrant for 33,099 shares with an exercise price of $15.12 on September 27, 2000. Overall we have generated $0.8 million in cash from this agreement for the nine months ended September 30, 2000.

        In addition, on December 1, 2000, we will be required under the terms of the Structured Equity Line Agreement to issue Kepler Capital a warrant to purchase up to an additional 25,427 shares of our common stock. This warrant will expire on December 1, 2005 and the exercise price will equal to 110% of the closing price of our common stock as quoted on the Nasdaq National Market on December 1, 2000. The exact number of shares subject to the December 2000 warrant will be calculated using a formula set forth in the Structured Equity Line Agreement.

        Finally, also in connection with the Structured Equity Line Agreement, we are required to issue an additional 3,105 shares of common stock to Kepler Capital on December 1, 2000 under certain anti-dilution provisions of the Structured Equity Line Agreement. Of these shares, 2,726 shares will be issued at a purchase price of $8.1195 per share and 379 shares will be issued at a purchase price of $7.4737 per share.

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

RISKS RELATED TO OUR BUSINESS

IF WE DO NOT SUSTAIN PROFITABILITY, STOCKHOLDERS MAY LOSE THEIR INVESTMENT.

        Until the first quarter of fiscal year 2000, we lost money every year since our inception. We had net losses of $26.6 million in 1998 and $27.3 million in 1999. Our accumulated deficit was $124.1 million at September 30, 2000. We may incur additional losses during the next few years. If we do not sustain the profitability we achieved in the first two quarters of fiscal year 2000, our stock price may decline.

IF WE DO NOT OBTAIN THE CAPITAL NECESSARY TO FUND OUR OPERATIONS, WE WILL BE UNABLE TO DEVELOP OR MARKET OUR PRODUCTS.

        We currently believe that our available cash resources will be sufficient to fund our operating and working capital requirements for the next 18 months. Accordingly, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development of our other products. If we are unable to successfully complete development and commercialization of relaxin, we may never achieve profitability.

IF WE FAIL TO PROTECT OUR PROPRIETARY RIGHTS, COMPETITORS MAY BE ABLE TO USE OUR TECHNOLOGIES, WHICH WOULD WEAKEN OUR COMPETITIVE POSITION, REDUCE OUR REVENUES AND INCREASE OUR COSTS.

        Our commercial success depends in part on our ability and the ability of our licensors to protect our technology and processes.

        The foam technology used in our Luxiq(R) and OLUX(TM) products is covered by one issued patent. In addition, the patents in our relaxin patent portfolio begin to expire in 2002 in foreign countries and 2005 in the United States. Patent expiration dates range from 2002 to 2017. Additional patents may not issue, and if they do, they may not be sufficient to protect our relaxin products.

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

OUR CURRENT PRODUCT REVENUE WILL NOT COVER THE COST OF FULLY DEVELOPING AND COMMERCIALIZING RELAXIN.

        Product revenue from sales of our marketed products does not cover the full cost of developing relaxin and other products in our pipeline. Historically, we have depended on licensing agreements with our corporate partners to successfully develop and commercialize our products. We also generate revenue by licensing our products to third parties for specific territories and indications. Our reliance on licensing arrangements with third parties carries several risks, including the possibilities that:

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

WE ARE SUBJECT TO FOREIGN EXCHANGE RISKS WHICH MAY INCREASE OUR OPERATIONAL EXPENSES.

        We make payments to Boehringer Ingelheim for the production of relaxin in Austrian schillings, and to CCL Pharmaceuticals for the production of Luxiq and OLUX in pounds sterling. If the U.S. dollar depreciates against the schilling or the pound, the payments that we must make will increase, which will increase our expenses. We do not currently hedge our foreign currency exposure related to these Agreements.

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

        Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive materials. We are subject to laws and regulations governing the use, storage, handling and disposal of these materials and certain waste products. In the event of accidental contamination or injury from these materials, we could be liable for any damages that result and any liability could exceed our resources. We may also be required to incur significant costs to comply with environmental laws and regulations as our research activities increase.

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

        In particular, relaxin is critical to our future success. On October 8, 2000, we announced that our clinical trial of relaxin for the treatment of diffuse scleroderma, a serious disease involving the excessive formation of connective tissue, failed to meet its primary endpoint. We are in earlier stages of clinical development of relaxin for other indications, including infertility and the treatment of blocked or restricted blood vessels in the arms and legs. For relaxin to succeed, we will need, at a minimum, to demonstrate that relaxin is safe and effective in one of these clinical studies.

        To market our products in countries outside of the United States, we and our partners must obtain similar approvals from foreign regulatory bodies. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval, and approval by the FDA does not ensure approval by the regulatory authorities of any other country. The process of obtaining these approvals is time consuming and requires the expenditure of substantial resources.

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

        In addition to demonstrating that relaxin is safe and effective in our current clinical trials, we must meet several additional major development objectives for relaxin. In particular, we may need to develop an alternative means of delivering the drug. In our current clinical trials, relaxin is being delivered through the use of an infusion pump. For a serious and life threatening condition, this method of delivery may be acceptable. However, for the indications we are studying, such as treatment of infertility and peripheral arterial disease, we may need to develop an alternative delivery system. The known biological properties of the relaxin molecule may decrease the availability of certain delivery systems. If we are not able to develop a suitable alternative delivery system for relaxin, we may be unable to market relaxin effectively for indications that are not life threatening, such as infertility, and the commercial potential of relaxin would be seriously harmed. Our inability to develop relaxin to its full commercial potential would harm our future prospects and revenue growth and our stock price would likely decline.

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

MANUFACTURING DIFFICULTIES COULD DELAY COMMERCIALIZATION OF OUR PRODUCTS.

        We depend on third parties to manufacture our products, and each product is manufactured by a sole source manufacturer. Boehringer Ingelheim Austria GmbH, SmithKline Beecham, and CCL Pharmaceuticals are our sole source manufacturers for our products. All of our contractors must comply with the applicable FDA good manufacturing practice regulations, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed before they can be used in commercial manufacturing of our products. If our sole source manufacturers cannot provide us with our product requirements in a timely and cost-effective manner, if the product they are able to supply cannot meet commercial requirements for shelf life, or if they are not able to comply with the applicable good manufacturing practice regulations and other FDA regulatory requirements, our sales of marketed products could be reduced and we could suffer delays in the progress of clinical trials for products under development. We do not have control over our third-party manufacturers' compliance with these regulations and standards.

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

        Our directors, executive officers and principal stockholders and their affiliates currently beneficially own in the aggregate approximately 55% of our outstanding common stock. Accordingly, they collectively have the ability to determine the election of all of our directors and to determine the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders. This concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of our company, even if the change in control would be beneficial to other stockholders.

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


PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

        ALZA Agreement. On October 3, 2000, Connetics entered into an agreement with ALZA Corporation (ALZA) to develop an advanced drug delivery system for relaxin. The development work will focus on applying ALZA's implantable drug delivery technology, or DUROS(R) system, to expand delivery options for relaxin. The current delivery system for Connetics' relaxin formulation involves the use of an external infusion pump.

        Sale of InterMune Stock. After InterMune announced earnings for the third quarter of 2000, Connetics began to sell some of its holdings in InterMune. As of November 13, 2000, we held approximately 240,000 shares of common stock of InterMune, which represents approximately a 1.9% equity position in InterMune.

        OLUX Commercialization. On November 6, 2000, we announced that we had begun shipping OLUX. In May 2000, the FDA granted us clearance to market OLUX Foam (clobetasol propionate) 0.05% for the treatment of moderate to severe scalp dermatoses.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

            27.1  Financial Data Schedule (EDGAR-filed version only).

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

                                      CONNETICS CORPORATION


                                      By: /s/ JOHN L. HIGGINS
                                          --------------------------------------
                                              John L. Higgins
                                              Exec. Vice President, Finance and
                                              Administration and Chief Financial
                                              Officer

Date:   November 14, 2000

                                 EXHIBIT INDEX


Exhibit
  No.                              Description
-------             -----------------------------------------
 27.1               Financial Data Schedule