Form 10-K
period 2000-12-31
CONNETICS CORP
filed 2001-04-02
CIK 1004960

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $149,283,077 as of March 23, 2001, based upon the closing sale price on the Nasdaq National Market reported for that date. The calculation excludes shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     There were 29,761,379 shares of Registrant's Common Stock issued and outstanding as of March 23, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Report, to the extent that it is not set forth in this Report, is incorporated by reference to the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 17, 2001.

                                     PART I

ITEM 1.  BUSINESS

     Special Note: Our disclosure and analysis in this Report, in other reports that we file with the Securities and Exchange Commission, in our press releases and in public statements of our officers contain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. They use words such as "anticipate," "estimate," "expect," "will," "may," "intend," "plan," "believe" and similar expressions in connection with discussion of future operating or financial performance. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings and financial results.

     Forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors mentioned in this Report -- for example, governmental regulation and competition in our industry -- will be important in determining future results. No forward-looking statement can be guaranteed, and actual results may vary materially from those anticipated in any forward-looking statement.

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

THE COMPANY

     References in this prospectus to "Connetics," "the Company," "we," "our" and "us" refer to Connetics Corporation, a Delaware corporation. Our principal executive offices are located at 3400 West Bayshore Road, Palo Alto, CA 94303. Our telephone number is (650) 843-2800. Connetics(R), Luxiq(R), Ridaura(R), and the interlocking globe design are registered trademarks of Connetics. We also own the trademark OLUX(TM). All other trademarks or service marks appearing in this Report are the property of their respective companies. We disclaim any proprietary interest in the marks and names of others.

OVERVIEW

     We currently market three pharmaceutical products. In May 2000, the United States Food and Drug Administration, or FDA, granted us clearance to market OLUX(TM) Foam (clobetasol propionate) 0.05% for the treatment of moderate to severe scalp dermatoses. We launched OLUX on November 6, 2000. Our commercial business is focused on the dermatology marketplace, which is characterized by a large patient population that is served by relatively small, and therefore more accessible, groups of treating physicians.

We are offering two dermatology products with clinically proven therapeutic advantages and are providing quality customer service to physicians through our experienced sales and marketing staff. We also sell Ridaura, a product to treat rheumatoid arthritis.

     As of the date of this report, we are selling three products targeted at specialty medical markets, and developing other products.

PRODUCT                DISEASE                STATUS                 MARKETING RIGHTS(1)

 LUXIQ(R)              mild to moderate       Marketed               North America
                       scalp dermatoses

 OLUX(TM)              moderate to severe     Marketed               Worldwide
                       scalp dermatoses

 KETOCONAZOLE FOAM     fungal infections      Clinical trials        Worldwide
                                              scheduled to begin in
                                              second half of 2001

 ANTI-ACNE FOAM        acne                   Clinical trials        North America
                                              scheduled to begin in
                                              2001

 MINOXIDIL FOAM        hair loss              Clinical trials        North America
                                              scheduled to begin in
                                              2002

 LIQUIPATCH            various diseases of    formulation            North America
                       the skin               development

 OTHER FOAM            various diseases of    formulation
 FORMULATIONS          the skin               development            North America

 RIDAURA               rheumatoid arthritis   Marketed               United States

(1) On March 21, 2001, we entered into an agreement to acquire Soltec Research Pty Ltd., the licensor of our foam and liquipatch formulations. In the original license agreements, Soltec reserved rights to certain specific Liquipatch formulations for North America. Following completion of the acquisition, we will own worldwide rights to all of the formulations listed, subject to licenses already granted to certain third parties for various territories.

     In addition, during 2000, we received revenues from the sale of Actimmune(R) pursuant to our relationship with InterMune Pharmaceuticals, Inc. In December 1995, we entered into a license agreement with Genentech to acquire exclusive U.S. development and marketing rights to interferon gamma for dermatological indications. Subsequent amendments to the original license agreement expanded the fields of use for which the license applies, and added Japan and Canada to the licensed territory. We established a subsidiary, InterMune, in 1998 to develop Actimmune for serious pulmonary and infectious diseases and congenital disorders. In April 1999, InterMune became an independent company, and in March 2000, InterMune became a public company. As of December 31, 2000, we held 149,000 shares of common stock of InterMune. Effective April 1, 2000 we assigned our remaining revenue rights and obligations under the license with Genentech and the corresponding supply agreement to InterMune. We retained the option to purchase the product rights for potential dermatological applications of Actimmune. We will receive an additional cash payment in March 2001, and royalties on Actimmune sales after December 31, 2001.

     Our dermatology strategy is to maximize product sales by leveraging novel delivery technologies, accelerating the processes of getting products to market, and targeting specific market opportunities. Our commercial strategy permits us to effectively reach the majority of the treating physicians. Our primary commercial focus is on dermatology. Approximately 6,000 of the 8,500 U.S. dermatologists account for 92% of the prescriptions written by dermatologists.

     Our two marketed foam products, Luxiq(R) (betamethasone valerate) Foam, 0.12%, and OLUX(TM) (clobetasol propionate) Foam, 0.05%, compete in the topical steroids market. According to IMS Health, in 2000, the low potency steroid market represented $121 million in retail sales, the mid-potency market in which Luxiq competes represented $317 million in retail sales, and the high- and super-high potency steroid market in which OLUX is positioned represented $457 million in retail sales.

     Dermatological diseases often persist for an extended period of time and are treated with clinically proven drugs that are currently delivered in a variety of formulations, including solutions, creams, gels and ointments. We believe that these existing delivery systems often inadequately address a patient's needs for efficacy and cosmetic elegance, and that the failure to address those needs may decrease patient compliance. We believe that the proprietary foam delivery system unique to Luxiq and OLUX has significant advantages over conventional therapies for scalp dermatoses. The advantages of foam include higher absorption and more localized delivery of the active agent. The foam formulation liquefies when applied to the skin, and enables rapid penetration of the active dermatologic agent. When the foam is applied, it dries quickly, is not greasy, and does not stain or have any odor. We believe that the combination of the increased efficacy and the cosmetic elegance of the foam may actually improve patient compliance and satisfaction.

LUXIQ FOAM

     Luxiq is a foam formulation of betamethasone valerate, a mid-potency topical steroid which is prescribed for the treatment of mild to moderate steroid responsive scalp dermatoses such as psoriasis, eczema and seborrheic dermatitis. We licensed the North American rights from Soltec Research Pty Ltd., a subsidiary of F.H. Faulding & Co., Ltd., to develop and commercialize Luxiq. In our pivotal trial, patients treated with Luxiq experienced a statistically significant improvement over patients treated with placebo or a currently approved betamethasone valerate lotion. In March 1999, we received FDA clearance for Luxiq and in April 1999 we initiated commercial sales in the United States.

OLUX FOAM

     OLUX is a foam formulation of clobetasol propionate, one of the most widely prescribed super high-potency topical steroids. In May 2000, we received FDA clearance to market OLUX. We began selling OLUX in November 2000 for the treatment of moderate to severe steroid-responsive dermatoses of the scalp. We have licensed worldwide rights from Soltec to develop and commercialize OLUX. In our pivotal clinical trial of approximately 190 scalp psoriasis patients, comparing OLUX to a currently approved clobetasol solution and placebo during a two week treatment regimen, OLUX showed a 74% improvement in the global response to treatment as judged by the investigators as opposed to 63% for clobetasol solution and 8% for placebo.

DERMATOLOGY PRODUCT PIPELINE

     We have the rights to a variety of pharmaceutical agents in various stages of development in multiple novel delivery technologies. Our dermatology strategy involves the rapid evaluation and formulation of new therapeutics by using previously approved active ingredients reformulated in our proprietary delivery system. This product development strategy allows us to conduct limited preclinical safety trials, and to move rapidly into safety and efficacy testing in humans with products that offer significant improvements over existing products.

     We are party to four agreements with Soltec, which give us exclusive rights to specified applications of a broad range of unique topical delivery technologies, including several distinctive aerosol foams. Our relationship with Soltec led to our development of Luxiq, which we launched in April 1999, and to the development of OLUX. Each of those formulations is licensed to us by a separate agreement with Soltec. In May 2000, the FDA approved our new drug application, or NDA, for OLUX for the treatment of moderate to severe scalp dermatoses. We anticipate conducting simultaneous development on several products over the next several years.

     In December 1999, we entered into a comprehensive licensing agreement with Soltec for exclusive rights to certain applications of a broad range of unique topical delivery technologies, including aerosol foam formulations and Soltec's patented Liquipatch technology. Under the agreement, we paid Soltec

$1 million in cash and stock, and agreed to make future milestone, development and royalty payments. We have obligations to develop new products incorporating the licensed technology on timelines agreed to by the parties, and we will pay royalties on our net sales on those products if and when they are approved for sale in the licensed territory. We also agreed to pay Soltec an annual fee in exchange for continuing research and the rights to future product formulations that Soltec may develop.

     Similar to our foam delivery system for Luxiq and OLUX, the new aerosol foams, including water-, ethanol- and petrolatum-based foams, may offer improved efficacy over traditional formulations due to greater absorption of the active ingredient to the skin. In addition to the potential for improved efficacy, the foam formulations represent a cosmetically elegant alternative to existing dermatologic treatments. Liquipatch is a gel-matrix delivery system that applies to the skin like a normal gel and dries to form a very thin, invisible, water-resistant film. This film enables a controlled release of the active agent to provide longer relief, with the potential of being less irritating to the skin than other delivery systems. We anticipate developing one or more new products in the aerosol foam or Liquipatch formulations, by incorporating leading dermatologic agents, in such a way as to deliver formulations that are tailored to treat specific diseases or different areas of the body. We currently expect to seek partners for over-the-counter market opportunities worldwide and for development and commercialization of prescription products outside the United States.

     On March 21, 2001, we entered into an agreement with F.H. Faulding & Co. Limited to acquire Soltec Research Pty Ltd, a division of Faulding Healthcare. Under the agreement, which is subject to customary closing conditions and is expected to close in April 2001, Connetics will acquire all of Soltec's issued capital for Australian $32 million or approximately U.S. $16.9 million. Faulding will retain current development projects relating to Faulding's injectable technologies and injectables product pipeline.

     All products and technologies under development require significant commitments of personnel and financial resources. Several products require extensive clinical evaluation and clearance by the FDA and comparable agencies in other countries before we can sell them commercially. If we fail to meet our obligations under our agreements with Soltec, our rights under such agreements might be terminated. In addition, we regularly reevaluate our product development efforts. On the basis of these reevaluations, we have in the past, and may in the future, abandon development efforts for particular products. We cannot assure you that any product or technology under development will result in the successful introduction of any new product.

RIDAURA

     Ridaura is an oral formulation of a gold salt for the treatment of rheumatoid arthritis, a chronic autoimmune disease that results in painful inflammation and erosion of the joints and loss of mobility. Over two million individuals in the United States suffer from this disease. Ridaura is currently indicated for adults with active rheumatoid arthritis who are not responsive to, or are intolerant of, treatment with non-steroidal anti-inflammatory drugs. Ridaura competes on the basis of clinical evidence that shows the drug slows the progression of damage to joint tissue. Our 2000 sales of Ridaura were approximately $6.0 million, compared to $5.7 million in 1999. We do not actively promote Ridaura.

ACTIMMUNE

     In 1998, we licensed from Genentech exclusive rights to Actimmune, interferon gamma, for the United States and Japan. Interferon gamma is one of a family of proteins involved in the regulation of the immune system and has been shown to reduce the frequency and severity of certain infections. We formed a subsidiary, InterMune Pharmaceuticals, Inc., to develop Actimmune for various infections and fungal diseases. In April 1999, InterMune became an independent company, and in March 2000, InterMune became a public company. Effective April 1, 2000, we assigned to InterMune our remaining rights and obligations under the license with Genentech and the corresponding supply agreement. In exchange, InterMune paid us approximately $5.2 million; an additional $0.9 million is payable to us at the end of March 2001. InterMune will pay us a royalty on Actimmune sales beginning January 1, 2002. In addition, we have retained the product rights for potential dermatological applications. We recorded sales of Actimmune of approximately $1.8 million during the first quarter of 2000; commencing in the second quarter, InterMune acquired our remaining rights to sell Actimmune.

OUR RELAXIN DEVELOPMENT PROGRAM

OVERVIEW

     In addition to our commercial business, we are developing a biotechnology product that has the potential to treat multiple diseases. Our product is a recombinant form of a natural human hormone called relaxin. Relaxin reduces the hardening, or fibrosis, of skin and organ tissue, dilates existing blood vessels and stimulates new blood vessel growth. We manufacture a cloned version of relaxin. Relaxin circulates in the blood and has a broad spectrum of biological activities. It plays a role during pregnancy in pelvic remodeling and increasing blood supply to the fetus. Relaxin may also enhance the kidneys' ability to remove wastes from the woman's body. In a non-pregnant state, administering relaxin stimulates blood flow to oxygen-deprived tissue, and has been shown in pre-clinical tests to increase blood volume and cardiac output.

     On October 8, 2000, we announced that in our pivotal trial for scleroderma there was no statistically significant difference between the response to relaxin and the response to placebo with respect to the measurement of skin score. Skin score was defined as the "primary endpoint" of our scleroderma trial. Based on the result of the pivotal trial, we have discontinued the relaxin program for scleroderma. There were, however, statistically significant responses with respect to secondary parameters measured in that trial.

     Our strategy has been to retain U.S. rights for all potential indications for the drug. We maintain North American rights for relaxin and have entered into collaborative relationships for this program for markets outside of the United States. We have licensed rights to relaxin development and commercialization to Paladin Labs, Inc. for Canada, and to F.H. Faulding & Co. in Australia. In October 2000, our collaborative partners in Japan (Suntory Ltd.) and Europe (Celltech Medeva PLC) both exercised their rights to terminate the relationships according to the contracts. The rights to Japan have reverted to us, and the European rights will revert to us on April 13, 2001, and as of December 31, 2000 we had no further obligations under either contract.

SCLERODERMA

     The first indication for which we developed relaxin was scleroderma, a serious disease for which there is no known cure involving the excessive formation of connective tissue. Scleroderma is characterized by thickening and hardening of the skin and, in severe cases, the internal organs, including the heart, lungs, kidneys and the organs of the gastrointestinal tract.

     We completed enrollment of a 239-patient Phase II/III pivotal clinical trial of relaxin for the treatment of diffuse scleroderma on December 12, 1999. As discussed above, because the clinical trial did not meet its primary endpoint, we withdrew plans to submit a biologics license application to the FDA requesting approval to market relaxin for the treatment of scleroderma.

OTHER POTENTIAL INDICATIONS

     Infertility, peripheral vascular disease, cardiovascular disease, and kidney disease represent opportunities for relaxin's biologic properties of enhancing blood flow. There are two ways to increase blood flow to a specific region. The first is by increasing the diameter of the blood vessel (vasodilation), and the second is by generating the growth of new blood vessels (angiogenesis).

     Peripheral Arterial Disease. Clinical trials using porcine relaxin for the treatment of blocked or restricted blood vessels in the extremities, known in the medical field as peripheral arterial disease, were published prior to the era of recombinant DNA technology. Those studies reported improved blood flow and healing of oxygen-deprived ulcers. We have initiated a clinical trial to determine efficacy of recombinant human relaxin for the treatment of peripheral arterial disease. Peripheral arterial disease, which is characterized by inadequate blood flow to the extremities, often leads to severe leg pain and debilitating ulcers due to chronic oxygen deprivation of the lower extremities. In its more serious manifestations, patients with peripheral arterial disease can develop gangrene, which may result in amputation of the affected limb. Although there are drugs currently available for pain due to constricted blood vessels, surgery is the only option available for more severe incidences.

     The promise of relaxin to treat peripheral arterial disease is based on its ability to increase blood flow to oxygen-deprived tissue through its vasodilatory and angiogenic activities. Relaxin's angiogenic property relates to its ability to stimulate the growth of new blood vessels at the site of oxygen-deprived tissue through a several step process, enhancing the blood flow to the site of oxygen-deprived tissue. At this site, macrophages, which are cells that help fight infection and injury, become activated. Relaxin is known to bind to activated macrophages, which in turn stimulates the production of vascular endothelial growth factor, or VEGF, and basic fibroblast growth factor, or bFGF. These two growth factors play a significant role in the growth of new blood vessels. Because relaxin stimulates the production of VEGF and bFGF only at the site where the tissue is oxygen-deprived, and not throughout the whole body, we believe that relaxin may have more potential to treat vascular diseases than administering VEGF or bFGF directly. Relaxin's vasodilatory property relates to its ability to stimulate the secretion of nitric oxide into the blood stream at selective targets without side effects. Nitric oxide is an agent known to relax and expand blood vessels, which enables the vessels to carry more blood. There is evidence that the synthesis of nitric oxide is impaired in patients with peripheral arterial disease, and restoration of nitric oxide levels in the blood vessels by administering a known nitric oxide stimulator reduced the severe pain experienced by peripheral arterial disease patients due to constricted blood vessels.

     Infertility. Industry sources estimate that one out of six American couples is infertile, with 60% of the cases being due to disorders in the woman. One half of these problems in women are caused by pelvic factors, including how receptive the endometrium is to implantation of an embryo. Major causes of infertility include the failure of the embryo to implant in the uterus, and failure of the embryo and fetus to receive adequate blood flow to develop and grow.

     The promise of relaxin to treat infertility is based on its ability to stimulate new blood vessel growth in the endometrium. We believe this mechanism of action is due to relaxin's ability to induce VEGF and bFGF, which are potent angiogenic agents, locally in the cells of the endometrium. Endometrial blood flow is believed to be important in determining how receptive the endometrial lining is to implantation of an embryo. We believe that, by enhancing endometrial blood flow, relaxin treatment may increase the likelihood that an embryo will successfully implant in the endometrium, and therefore would increase pregnancy success rates.

     In December 1999, we initiated a clinical trial with relaxin to determine the safety and efficacy for the treatment of infertility in women who do not intend to become pregnant. The trial is designed to test relaxin's ability to cause both increased blood flow to and thickening in the endometrium, which may enhance implantation of the embryo. We are conducting reproductive toxicology tests in animals in parallel with the trial in anticipation of evaluating whether to begin U.S. clinical trials to study relaxin in women trying to get pregnant.

     Kidney and Heart Function. We are also exploring the possibility of using relaxin to improve kidney function or to treat cardiac diseases, specifically the scarring of the heart that occurs in heart attacks, atherosclerosis and hypertension, as well as vessel blockage following angioplasty. During the first quarter of 2001, we are convening a number of expert panels comprised of medical doctors who specialize in renal and cardiac function and infertility. We anticipate using the information developed in these panel discussions to determine the future direction of clinical research with relaxin.

SALES AND MARKETING

     We have an experienced, highly productive sales and marketing organization. Our sales representatives focus on cultivating relationships of trust and confidence with the physicians they call upon. We use a variety of advertising, promotional material, specialty publications, participation in educational conferences and product internet sites to achieve our marketing objectives. In 2000, we supplemented our sales staff with contract sales representatives to increase the frequency and reach of our sales calls or to assist with the launch of products. As of March 1, 2001, we had 68 people in our sales and marketing organization, including 41 sales representatives and others working outside of our principal offices, and 20 "full time equivalents" working for us through our contract sales force. In March 2001, we announced our plans to hire an additional 27 sales representatives, and the field sales team will cover more dermatologists with increased frequency. We will discontinue our use of the contract sales force in May 2001.

     Our marketing efforts are focused on assessing and meeting the needs of dermatologists. In 2000, our sales efforts were focused on routinely calling on the approximately 4,500 dermatologists who are responsible for 85% of all prescriptions written by dermatologists in the United States. We have created an incentive program that rewards our sales force for the number of topical steroid prescriptions actually written by the dermatologists they call on. We focus on cultivating relationships of trust and confidence with the dermatologists themselves. We also use a variety of marketing techniques to promote our products, including journal advertising, promotional materials, rebate coupons, and product guarantees.

     In addition to traditional marketing and field sales approaches, we use internet marketing to convey basic information about our products and our company. Our corporate website at http://www.connetics.com includes fundamental information about the company as well as descriptions of ongoing research, development and clinical work. Our product websites, at http://www.luxiq.com and http://www.olux.com, provide information about the products and their approved indications, as well as copies of the full prescribing information, the patient information booklet, and rebate coupons.

WAREHOUSING AND DISTRIBUTION

     Currently, all of our product distribution activities are handled by CORD Logistics, Inc., an independent national warehousing corporation. CORD stores and distributes our products from a regional warehouse in Tennessee. Upon the receipt of a purchase order through electronic data input, phone, mail or facsimile, the order is processed into our inventory systems. Upon shipment to the customer placing the order, usually within 24 hours, the warehouse sends back to us the necessary information to automatically process the invoice in a timely manner. Any delay or interruption in the process could have a material effect on our business.

CUSTOMERS

     Our customers include the nation's leading wholesale pharmaceutical distributors, such as McKesson HBOC, Inc., Cardinal Health, Inc., Bergen Brunswig Corporation, Bindley Western Industries, Inc., and other major drug chains. During 2000, McKesson, Cardinal, Bergen Brunswig and Bindley accounted for 27%, 32%, 15% and 11%, respectively, of our gross product revenues. The distribution network for pharmaceutical products is subject to increasing consolidation. As a result, a few large wholesale distributors control a significant share of the market. In addition, the number of independent drug stores and small chains has decreased as retail consolidation has occurred. Further consolidation among, or any financial difficulties of, distributors or retailers could cause a reduction in the inventory levels of distributors and retailers, or otherwise result in reductions in purchases of our products, any of which could have a material adverse impact on our business. If we lose any of these customer accounts, or our relationship with them were to deteriorate, our business could also be materially and adversely affected.

RELAXIN ALLIANCES

     We have entered into numerous strategic development and commercialization relationships with a primary goal of gaining access to additional product and market opportunities and to share the risk and financial cost of developing relaxin.

     Medeva PLC. In January 1999, we entered into a collaboration and exclusive license agreement with Medeva PLC (now Celltech Group Plc) for the development and commercialization of relaxin in Europe.

In October 2000, Medeva notified us that they wished to terminate the agreement. To date, under the terms of the agreement, Medeva has paid us $20.0 million in development, milestone and equity payments for the development of relaxin. We are in the process of winding down the relationship.

     Suntory Pharmaceuticals. In April 1998, we entered into a collaboration and exclusive license agreement with Suntory for the development, commercialization and supply of relaxin for scleroderma in Japan. In October 2000, Suntory notified us that they were terminating the agreement. To date, Suntory has paid us $2.5 million in license and development payments.

     Paladin Labs, Inc. In July 1999, we entered into a collaboration and exclusive license agreement with Paladin for the development and commercialization of relaxin in Canada. Under the terms of the agreement, we may receive additional milestone payments for the approval of additional indications for relaxin in Canada. Paladin is responsible for all development and commercialization activities in Canada, and will pay royalties on all sales of relaxin in Canada.

     F.H. Faulding & Co., Ltd. In April 2000, we entered into a collaboration and exclusive license agreement with Faulding for the development and commercialization of relaxin in Australia. Under the terms of the agreement, Faulding paid $510,000 for the initial license of relaxin for the treatment of scleroderma. Although we have discontinued our development efforts for relaxin for scleroderma, Faulding has indicated that it will continue the collaboration for other indications. We may receive additional milestone payments for the approval of additional indications for relaxin in Australia. Faulding is responsible for all development and commercialization activities in Australia, and will pay royalties on all sales of relaxin in Australia.

     Genentech. In September 1993, we entered into an agreement with Genentech, which was subsequently amended in July 1994 and April 1996. The agreement, as amended, grants to us exclusive rights, for indications other than reproductive indications, to make, have made, use, import and sell certain products derived from recombinant human relaxin. Many of our relaxin patent rights are owned by The Florey Institute, and we license them through the agreements with Genentech. Genentech retains co-exclusive rights for reproductive indications. The agreement also includes technology transfer, supply, and intellectual property provisions, including a provision requiring us to meet milestones. If we fail to achieve designated milestones, Genentech may terminate the license. Upon termination, we could be required to license our relaxin technology to Genentech, on a non-exclusive basis.

PATENTS AND PROPRIETARY RIGHTS

     Our success will depend in part on our ability and our licensors' ability to obtain and retain patent protection for our products and processes, to preserve our trade secrets, and to operate without infringing the proprietary rights of third parties.

     We own or are exclusively licensed under pending applications and/or issued patents worldwide relating to recombinant human relaxin, Luxiq and OLUX, as well as other technology in the earlier stages of research.

     In 2000, a U.S. patent was issued that covers the delivery technology that is the basis for OLUX and Luxiq. U.S. Patent 6,126,920 is licensed exclusively to us pursuant to our license agreement with Soltec and covers methods of treating various skin diseases, and in particular, scalp psoriasis, using a foam pharmaceutical composition comprising a corticosteroid active substance, a propellant and a buffering agent. If we finalize our proposed acquisition of Soltec, we will own a number of other patents and patent applications relating to the dermatology field, as well as other technology developed by Soltec.

     We license many of our relaxin patent rights from The Florey Institute through a sublicense from Genentech. We provide annual research funding to the Florey Institute for up to five years or until the date of the first sale of a relaxin product. We have also agreed to pay the Florey Institute a portion of revenues we receive from corporate collaborators, and relaxin royalties based on commercial sales in addition to those royalties payable to Genentech.

     Our relaxin patent portfolio includes pending applications and issued patents in the United States and various international equivalents. Our relaxin patent portfolio includes certain claims within the following categories:

     -  compositions of matter,

     -  pharmaceutical compositions,

     -  methods of manufacture, and

     -  methods of treatment.

     The issued patents in our relaxin patent portfolio will expire at various times between 2002 and 2015. Recently, new biological activities of relaxin have been elucidated, and we are pursuing methods of treatment patents with our academic collaborators. The U.S. Patent and Trademark Office does not have a consistent policy regarding the breadth of claims allowed in biotechnology patents and the degree of future protection for our proprietary rights is uncertain. In addition, the patent laws of foreign countries differ from those of the U.S. and the claims allowed may differ from country to country. Accordingly, the degree of protection, if any, afforded by foreign patents may be different from that in the U.S.

     One of the European patents licensed to us, which claims gene sequence encoding human relaxin, was opposed by a third party challenging the ethics of patents on a human gene sequence. Our licensor successfully defended the original opposition, resulting in a decision in our favor, but the decision has been appealed. We may not be successful on appeal. An adverse decision could result in a requirement that our licensor amend the language of the patent in ways that we cannot currently predict, and would require us to reassess the strength of that patent after it was amended.

     With respect to patent applications that we or our licensors have filed, and patents issued to us or our licensors, we cannot assure you that:

     -  any of our or our licensors' patent applications will issue as patents,

     -  any such issued patents will provide competitive advantage to us, or

     - our competitors will not successfully challenge or circumvent any such issued patents.

     We encourage ongoing scientific research on relaxin by making samples of recombinant human relaxin available for medical or scientific research studies. To preserve our rights to the recombinant protein and to the technology in general, we require each recipient of relaxin samples to sign a materials transfer agreement. If these agreements are breached, however, remedies may not be available or adequate and our trade secrets may otherwise become known to competitors. To the extent that our consultants, employees or other third parties apply technological information independently developed by them or by others to our proposed projects, third parties may own all or part of the proprietary rights to such information, and disputes may arise as to the ownership of these proprietary rights that may not be resolved in our favor. Such third parties may attempt to patent their work and, if patents are issued, they may not be available to license to us.

     We rely on and expect to continue to rely on unpatented proprietary know-how and continuing technological innovation in the development and manufacture of many of our principal products. Our policy is to require all our employees, consultants and advisors to enter into confidentiality agreements with us. We cannot assure you, however, that these agreements will provide meaningful protection for our trade secrets or proprietary know-how in the event of any unauthorized use or disclosure of such information. In addition, there can be no assurance that others will not obtain access to or independently develop similar or equivalent trade secrets or know-how.

TRADEMARKS

     We believe that trademark protection is an important part of establishing product recognition. We own seven registered trademarks and trademark applications, and several common law trademarks. United

States federal registrations for trademarks remain in force for 10 years and may be renewed every 10 years after issuance, provided the mark is still being used in commerce. We cannot assure you that any such trademark or service mark registrations will afford us adequate protection, or that we will have the financial resources to enforce our rights under any such trademark or service mark registrations. If we are unable to protect our trademarks or service marks from infringement, any goodwill developed in such trademarks or service marks could be impaired.

MANUFACTURING

     We contract with independent sources to manufacture our products, which enables us to focus on product and clinical development strengths, minimize fixed costs and capital expenditures, and gain access to advanced manufacturing process capabilities. The FDA requires that we contract only with manufacturers that comply with current Good Manufacturing Practice (cGMP) regulations and other applicable laws and regulations. Whether or not we have manufacturing contracts with third-party manufacturers, we cannot assure you that we will be able to obtain adequate supplies of our products in a timely fashion, on acceptable terms, or at all.

     CCL Pharmaceuticals manufactures Luxiq and OLUX for us. At the end of 2000, CCL Pharmaceuticals was in the process of being sold to Miza Pharmaceuticals, and as of the date of this report the transition has been smooth. Ridaura is manufactured by GlaxoSmithKline. Our agreement with GlaxoSmithKline expires at the end of 2001, and we are in discussions with other parties about continuing manufacturing of Ridaura under new contracts beginning in 2002.

     Boehringer Ingelheim manufactures relaxin for us for clinical uses under a long-term contract. In July 2000, in anticipation of successful results in our relaxin clinical trial for scleroderma, we submitted a purchase order to Boehringer Ingelheim for product to be used for commercial supply. The purchase order was for a price to be negotiated. In view of the failure of the clinical trial, we have no immediate need for commercial grade relaxin, and we have agreed with Boehringer Ingelheim that it is premature to set the price for commercial supply. We are in discussions with Boehringer Ingelheim concerning the practical effect of the cancellation of the purchase order.

COMPETITION

     The pharmaceutical and biotechnology industries are characterized by intense competition, rapid product development and substantial technological change. Competition is intense among manufacturers of prescription pharmaceuticals, such as for our dermatology products as well as other products that we may develop and market in the future. Most of our competitors are large, well-established pharmaceutical, chemical, cosmetic or health care companies with considerably greater financial, marketing, sales and technical resources than those available to us. Additionally, many of our present and potential competitors have research and development capabilities that may allow such competitors to develop new or improved products that may compete with our product lines. Our products could be rendered obsolete or made uneconomical by the development of new products to treat the conditions addressed by our products, technological advances affecting the cost of production, or marketing or pricing actions by one or more of our competitors. Each of our products competes for a share of the existing market with numerous products that have become standard treatments recommended or prescribed by dermatologists.

     Luxiq and OLUX compete with a number of corticosteroid brands in the super-, high- and mid-potency categories for the treatment of inflammatory skin conditions. Competing brands include Halog(R) and Ultravate(R), marketed by Bristol-Myers Squibb Company; Elocon(R) and Diprolene(R), marketed by Schering-Plough Corporation; Cyclocort and Aristocort, marketed by Fujisawa Healthcare, Inc.; Temovate(R) and Cutivate(R), marketed by GlaxoSmithKline; and Psorcon(R), marketed by Dermik Laboratories, Inc. In addition, both Luxiq and OLUX compete with generic (non-branded) pharmaceuticals, which claim to offer equivalent therapeutic benefits at a lower cost. In some cases, insurers and other third-party payors seek to encourage the use of generic products making branded products less attractive, from a cost perspective, to buyers.

     We believe that relaxin provides opportunities for treatment of life threatening diseases for which there are few or no current alternatives. Nevertheless, the pharmaceutical and biotechnology industries are highly competitive, and numerous pharmaceutical and biotechnology companies and academic research groups throughout the world are engaged in research and development efforts with respect to therapeutic products targeted at diseases or conditions that we are also addressing.

     Many of our existing or potential competitors, particularly large pharmaceutical companies, have substantially greater financial, technical and human resources than we do. In addition, many of these competitors have more collective experience than we do in undertaking preclinical testing and human clinical trials of new pharmaceutical products and obtaining regulatory approvals for therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for products more rapidly than we do.

     We intend to compete on the basis of the quality and efficacy of our products, combined with the effectiveness of our marketing and sales efforts. Competing successfully will depend on our continued ability to attract and retain skilled and experienced personnel, to identify, secure the rights to, and develop pharmaceutical products and compounds, and to exploit these products and compounds commercially before others are able to develop competitive products.

     With regard to Ridaura, there are numerous products on the market, and under development, for the treatment of rheumatoid arthritis. We believe that Ridaura competes with other rheumatoid arthritis therapies sold by Aventis, Immunex Corporation and Monsanto Company.

GOVERNMENT REGULATION

     The pharmaceutical and biotechnology industries are subject to regulation by the FDA under the Food Drug and Cosmetic Act, by the states under state food and drug laws, and by similar agencies outside of the United States. We expect that all of our pharmaceutical products will require regulatory approval by governmental agencies before we can commercialize them. In particular, human pharmaceutical therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures by the FDA in the United States and similar health authorities in foreign countries. Labeling and promotional activities are subject to scrutiny by the FDA. Various federal and, in some cases, state statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of such pharmaceutical products. Failure to comply with applicable requirements can result in, among other things, warning letters, fines, injunctions, penalties, recall or seizure of products, total or partial suspension of production, denial or withdrawal of approval, and criminal prosecution. Accordingly, ongoing regulation by governmental entities in the United States and other countries will be a significant factor in the production and marketing of any pharmaceutical products that we have or may develop. The process of obtaining these approvals and the subsequent compliance with appropriate federal and foreign statutes and regulations are time-consuming and require the expenditure of substantial resources.

     Generally, in order to obtain FDA approval for a new therapeutic agent, a company first must conduct pre-clinical studies. The basic purpose of pre-clinical investigation is to gather enough evidence on the potential new agent through laboratory experimentation and animal testing, to determine if it is reasonably safe to begin preliminary trials in humans. The results of these studies are submitted as a part of an investigational new drug application, which the FDA must review before human clinical trials of an investigational drug can start. We have filed and will continue to be required to sponsor and file investigational new drug applications, and will be responsible for initiating and overseeing the clinical studies to demonstrate the safety and efficacy that are necessary to obtain FDA approval of our products.

     Clinical trials are normally done in phases and generally take two to five years, but may take longer, to complete. The rate of completion of our clinical trials depends upon, among other factors, the rate at which patients enroll in the study. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment may result in increased costs and delays, which could have a material adverse effect on our business. Phase I trials generally involve administration of a product to a small number of persons to determine safety, tolerance and the metabolic and pharmacologic actions of the agent in humans and the side effects associated with increasing doses. Phase II trials generally involve administration of a product to a larger group of patients with a particular disease to obtain evidence of the agent's effectiveness against the targeted disease, to further explore risk and side effect issues, and to confirm preliminary data regarding optimal dosage ranges. Phase I and Phase II trials can sometimes be combined, with the FDA's concurrence, into a Phase I/II trial. Phase III trials involve more patients, and often more locations and clinical investigators than the earlier trials. At least one such trial is required for FDA approval to market a drug. Phase II and Phase III trials can sometimes be combined, with the FDA's concurrence, into a Phase II/III trial, which is an accelerated clinical trial intended to provide sufficient data for approval.

     Section 505(b)(2) of the Food, Drug and Cosmetic Act makes it possible for a company to possibly accelerate the FDA approval process. A so-called 505(b)(2) application permits a sponsor of a drug that may differ substantially from any drug listed in the FDA's list of approved drugs to rely on published studies or the FDA's findings of safety and effectiveness based on studies in a previously-approved NDA sponsored by another person, together with the studies generated on its own drug products, as a way to satisfy the requirements for a full NDA. The FDA evaluates 505(b)(2) applications using the same standards of approval for an NDA, but the number of clinical trials required to support a 505(b)(2) application, and the amount of information in the application itself, may be substantially less than that required to support an NDA application. Connetics used the 505(b)(2) application process for both Luxiq and OLUX. We cannot assure you that the 505(b)(2) process will be available for our other product candidates, and as a result the FDA process may be longer for those product candidates than it was for Luxiq and OLUX.

     After we complete the clinical trials of a product, we must file with the FDA a new drug application, if the product is classified as a new drug, or a biologics license application if the product is classified as a biologic. We must receive FDA clearance before we can commercialize the product. The testing and approval processes require substantial time and effort, and the FDA may not grant approval on a timely basis or at all. The FDA can take between one and two years to review new drug applications and biologics license applications, and can take longer if significant questions arise during the review process. While various legislative and regulatory initiatives have focused on the need to reduce FDA review and approval times, the ultimate impact of such initiatives on our products cannot be certain. In addition, if there are changes in FDA policy while we are in product development, we may encounter delays or rejections that we did not anticipate when we submitted the new drug application or biologics license application for that product. We could encounter similar delays in other countries. We may not obtain regulatory approval for any products that we develop, even after committing such time and expenditures to the process. If regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which the product may be marketed.

     The FDA continues to review marketed products even after granting regulatory clearances, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, recalls, seizures, injunctions or criminal sanctions.

     We are required in most states to be licensed with the state pharmacy board as either a manufacturer, wholesaler, or wholesale distributor. Many of the states allow exemptions from licensure if our products are distributed through a licensed wholesale distributor. The regulations of each state are different, and the fact that we are licensed in one state does not authorize us to sell our products in other states. Accordingly, we undertake an annual review of our license status and that of our distributor to ensure continued compliance with the state pharmacy board requirements.

     Our products will also be subject to foreign regulatory requirements governing human clinical trials, manufacturing and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement are similar, but not identical, to FDA requirements, and they vary widely from country to country.

MARKETING EXCLUSIVITY

     Pharmaceutical companies can petition the FDA to grant new drug product exclusivity for a drug, independent of any orphan drug or patent term exclusivity accorded to that drug. The exclusivity granted by the FDA essentially prevents competition from other manufacturers who wish to put generic versions of the product into U.S. commerce. The FDA has granted marketing exclusivity to Connetics for foam-based products incorporating clobetasol propionate for three years. The exclusivity prevents other parties from submitting or getting approval for any application before the exclusive period expires. The FDA determines whether a drug is eligible for exclusivity on a case-by-case basis. The FDA may grant three-year exclusivity provided that the application included at least one new clinical investigation other than bioavailability studies, the investigation was conducted or sponsored by the drug company, and the reports of the clinical investigation were essential to the approval of the application.

THIRD PARTY REIMBURSEMENT

     Our operating results will depend in part on whether adequate reimbursement is available for our products from third-party payors, such as government entities, private health insurers and managed care organizations. Third-party payors increasingly are seeking to negotiate the pricing of medical services and products and to promote the use of generic, non-branded pharmaceuticals through payor-based reimbursement policies designed to encourage their use. In some cases, third-party payors will pay or reimburse users or suppliers of a prescription drug product only a portion of the product purchase price. If government entities or other third-party payors do not provide adequate reimbursement levels for our products, or if those reimbursement policies increasingly favor the use of generic products, our business and financial condition would be materially adversely affected. In addition, managed care initiatives to control costs have influenced primary-care physicians to refer fewer patients to dermatologists, resulting in a declining target market for us. Further reductions in referrals to dermatologists could have a material adverse effect upon our business.

     The commercial success of our products will be substantially dependent upon the availability of government or private third-party reimbursement for the use of such products. Medicare, Medicaid, health maintenance organizations and other third-party payers may not authorize or otherwise budget such reimbursement. Such governmental and third party payers are increasingly challenging the prices charged for medical products and services. Consumers and third-party payers may not view our marketed products as cost-effective, and consumers may not be able to get reimbursement or reimbursement may be so low that we cannot market our products on a competitive basis. Furthermore, federal and state regulations govern or influence the reimbursement to health care providers of fees and capital equipment costs in connection with medical treatment of certain patients. We cannot predict the likelihood that federal and state legislatures will pass laws related to health care reform or lowering pharmaceutical costs. In certain foreign markets pricing of prescription pharmaceuticals is already subject to government control. Continued significant changes in the U.S. or foreign health care systems could have a material adverse effect on our business.

ENVIRONMENTAL REGULATION

     Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive materials. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state, federal, and local laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials.

DEVELOPMENT

     Our products require clinical and manufacturing development. Our development activities involve work related to product formulation, preclinical and clinical study coordination, regulatory administration, manufacturing, and quality control and assurance. While many other pharmaceutical and biotechnology companies conduct earlier stage research and drug discovery, our focus is on later-stage development to minimize the risk and time requirements for us to get a product on the market.

     In addition to our in-house staff and resources, we contract a substantial portion of development work to outside parties. For example, we typically engage contract research organizations to manage our clinical trials. We have contracts with vendors to conduct product analysis and stability studies, and we outsource all of our manufacturing scale-up and production activities.

     We also use collaborative relationships with pharmaceutical partners and academic researchers to augment our product development activities, and from time to time we enter agreements with academic or university-based researchers to conduct various studies for us.

EMPLOYEES

     As of March 1, 2001, we had 136 full-time employees. Of the full-time employees, 51 were engaged in sales and marketing, 61 were in research and development and 24 were in general and administrative positions. We believe our relations with our employees are good.

FACTORS AFFECTING OUR BUSINESS AND PROSPECTS

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

RISKS RELATED TO OUR BUSINESS

IF WE DO NOT SUSTAIN PROFITABILITY, STOCKHOLDERS MAY LOSE THEIR INVESTMENT.

     Until the first quarter of fiscal year 2000, we lost money every year since our inception. We had net losses of $27.3 million in 1999 and net income of $27.0 million in 2000. If we exclude a gain of $43.0 million on sales of stock we held in InterMune, and the associated income tax, our net loss for 2000 would have been $15.0 million. Our accumulated deficit was $92.8 million at December 31, 2000. We may incur additional losses during the next few years. If we do not sustain the profitability we achieved in 2000, our stock price may decline.

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

     We are pursuing several U. S. patent applications, although we cannot be sure that any of these patents will ever be issued. We also have acquired rights under certain patents and patent applications in connection with our licenses to distribute products and from the assignment of rights to patents and patent applications from certain of our consultants and officers. These patents and patent applications may be subject to claims of rights by third parties. If there are conflicting claims to the same patent or patent application, we may not prevail and, even if we do have some rights in a patent or application, those rights may not be sufficient for the marketing and distribution of products covered by the patent or application.

     The patents and applications in which we have an interest may be challenged as to their validity or enforceability. Challenges may result in potentially significant harm to our business. The cost of responding to these challenges and the inherent costs to defend the validity of our patents, including the prosecution of infringements and the related litigation, could be substantial whether or not we are successful. Such litigation also could require a substantial commitment of management's time. A judgment adverse to us in any patent interference, litigation or other proceeding arising in connection with these patent applications could materially harm our business.

     The ownership of a patent or an interest in a patent does not always provide significant protection. Others may independently develop similar technologies or design around the patented aspects of our technology. We only conduct patent searches to determine whether our products infringe upon any existing patents, when we think such searches are appropriate. As a result, the products and technologies we currently market, and those we may market in the future, may infringe on patents and other rights owned by others. If we are unsuccessful in any challenge to the marketing and sale of our products or technologies, we may be required to license the disputed rights, if the holder of those rights is willing, or to cease marketing the challenged products, or to modify our products to avoid infringing upon those rights. Under these circumstances, we may not be able to obtain a license to such intellectual property on favorable terms, if at all. We may not succeed in any attempt to redesign our products or processes to avoid infringement.

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

WE RELY ON OUR EMPLOYEES AND CONSULTANTS TO KEEP OUR TRADE SECRETS CONFIDENTIAL.

     We rely on trade secrets and unpatented proprietary know-how and continuing technological innovation in developing and manufacturing our products. We require each of our employees, consultants and advisors to enter into confidentiality agreements prohibiting them from taking our proprietary information and technology or from using or disclosing proprietary information to third parties except in specified circumstances. The agreements also provide that all inventions conceived by an employee, consultant or advisor, to the extent appropriate for the services provided during the course of the relationship, shall be our exclusive property, other than inventions unrelated to us and developed entirely on the individual's own time. Nevertheless, these agreements may not provide meaningful protection of our trade secrets and proprietary know-how if they are used or disclosed. Despite all of the precautions we may take, people who are not parties to confidentiality agreements may obtain access to our trade secrets or know-how. In addition, others may independently develop similar or equivalent trade secrets or know-how.

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

RISKS RELATED TO OUR PRODUCTS

MANUFACTURING DIFFICULTIES COULD DELAY COMMERCIALIZATION OF OUR PRODUCTS OR FUTURE REVENUES FROM PRODUCT SALES.

     We depend on third parties to manufacture our products, and each product is manufactured by a sole source manufacturer. Boehringer Ingelheim Austria GmbH, GlaxoSmithKline, and CCL Pharmaceuticals are our sole source manufacturers for our products. All of our contractors must comply with the applicable FDA good manufacturing practice regulations, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed before they can be used in commercial manufacturing of our products. If our sole source manufacturers cannot provide us with our product requirements in a timely and cost-effective manner, if the product they are able to supply cannot meet commercial requirements for shelf life, or if they are not able to comply with the applicable good manufacturing practice regulations and other FDA regulatory requirements, our sales of marketed products could be reduced and we could suffer delays in the progress of clinical trials for products under development. We do not have control over our third-party manufacturers' compliance with these regulations and standards. In addition, any commercial dispute with any of our sole source suppliers could result in delays in the manufacture of product, and affect our ability to commercialize our products.

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

     We have no manufacturing or distribution facilities for any of our products. Instead, we contract with third parties to manufacture our products for us. We have manufacturing agreements with the following companies:

     - CCL Pharmaceuticals, a Division of CCL Industries Limited, a U.K. corporation, for Luxiq and OLUX;

     -  Boehringer Ingelheim Austria GmbH for relaxin; and

     -  GlaxoSmithKline for Ridaura.

     Typically, these manufacturing contracts are short-term. We are dependent upon renewing agreements with our existing manufacturers or finding replacement manufacturers to satisfy our requirements. As a result, we cannot be certain that manufacturing sources will continue to be available or that we can continue to out-source the manufacturing of our products on reasonable or acceptable terms.

     Any loss of a manufacturer or any difficulties which could arise in the manufacturing process could significantly affect our inventories and supply of products available for sale. In each case, our products are made by a sole source of supply. If these third parties are unable or unwilling to produce our products in sufficient quantities, with appropriate quality, and under commercially reasonably terms, it could have a negative effect on our sales margins and market share, as well as our overall business and financial results. If we are unable to supply sufficient amounts of our products on a timely basis, our market share could decrease and, correspondingly, our profitability could decrease.

IF OUR CONTRACT MANUFACTURERS FAIL TO COMPLY WITH CGMP REGULATIONS, WE MAY BE UNABLE TO MEET DEMAND FOR OUR PRODUCTS AND MAY LOSE POTENTIAL REVENUE.

     The FDA requires that all manufacturers used by pharmaceutical companies comply with the FDA's regulations, including those cGMP regulations applicable to manufacturing processes. The cGMP validation of a new facility and the approval of that manufacturer for a new drug product may take a year or more before manufacture can begin at the facility. Delays in obtaining FDA validation of a replacement manufacturing facility could cause an interruption in the supply of our products. Although we have business interruption insurance covering the loss of income for up to $6.0 million, which may mitigate the harm to our business from the interruption of the manufacturing of products caused by certain events, the loss of a manufacturer could still have a negative effect on our sales, margins and market share, as well as our overall business and financial results.

IF OUR SUPPLY OF FINISHED PRODUCTS IS INTERRUPTED, OUR ABILITY TO MAINTAIN OUR INVENTORY LEVELS COULD SUFFER.

     We try to maintain inventory levels that are no greater than necessary to meet our current projections. Any interruption in the supply of finished products could hinder our ability to timely distribute finished products. If we are unable to obtain adequate product supplies to satisfy our customers' orders, we may lose those orders and our customers may cancel other orders and stock and sell competing products. This in turn could cause a loss of our market share and negatively affect our revenues.

     We cannot be certain that supply interruptions will not occur or that our inventory will always be adequate. Numerous factors could cause interruptions in the supply of our finished products including shortages in raw material required by our manufacturers, changes in our sources for manufacturing, our failure to timely locate and obtain replacement manufacturers as needed and conditions effecting the cost and availability of raw materials.

IF WE DO NOT OBTAIN AND MAINTAIN GOVERNMENTAL APPROVALS FOR OUR PRODUCTS, WE CANNOT SELL THESE PRODUCTS FOR THEIR INTENDED DISEASES.

     Pharmaceutical companies are subject to heavy regulation by a number of national, state and local agencies. Of particular importance is the FDA in the United States. It has jurisdiction over all of our business and administers requirements covering testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products. Failure to comply with applicable regulatory requirements could, among other things, result in fines; suspensions of regulatory approvals of products; product recalls; delays in product distribution, marketing and sale; and civil or criminal sanctions.

     The process of obtaining and maintaining regulatory approvals for pharmaceutical and biological drug products, and obtaining and maintaining regulatory approvals to market these products for new indications, is lengthy, expensive and uncertain. The manufacturing and marketing of drugs are subject to continuing FDA and foreign regulatory review, and later discovery of previously unknown problems with a product, manufacturing process or facility may result in restrictions, including withdrawal of the product from the market. Our products receive FDA review regarding their safety and effectiveness. However, the FDA is permitted to revisit and change its prior determinations and we cannot be sure that the FDA will not change its position with regard to the safety or effectiveness of our products. If the FDA's position changes, we may be required to change our labeling or formulations, or cease to manufacture and market the challenged products. Even before any formal regulatory action, we could voluntarily decide to cease distribution and sale or recall any of our products if concerns about the safety or effectiveness develop.

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

     In recent years, various legislative proposals have been offered in Congress and in some state legislatures that include major changes in the health care system. These proposals have included price or patient reimbursement constraints on medicines and restrictions on access to certain products. We cannot predict the outcome of such initiatives, and it is difficult to predict the future impact of the broad and expanding legislative and regulatory requirements affecting us.

WE MAY SPEND A SIGNIFICANT AMOUNT OF MONEY TO OBTAIN FDA AND OTHER REGULATORY APPROVALS, WHICH MAY NEVER BE GRANTED.

     The process of obtaining FDA and other regulatory approvals is lengthy and expensive. To obtain approval, we must show in preclinical and clinical trials that our products are safe and effective, and the marketing and manufacturing of pharmaceutical products are subject to rigorous testing procedures. The FDA approval processes require substantial time and effort, the FDA continues to modify product development guidelines, and the FDA may not grant approval on a timely basis or at all. Clinical trial data can be the subject of differing interpretation, and the FDA has substantial discretion in the approval process. The FDA may not interpret our clinical data the way we do. The FDA may also require additional clinical data to support approval. The FDA can take between one and two years to review new drug applications and biologics license applications, or longer if significant questions arise during the review process. We may not be able to obtain FDA approval to conduct clinical trials or to manufacture and market any of the products we develop, acquire or license. Moreover, the costs to obtain approvals could be considerable and the failure to obtain or delays in obtaining an approval could have a significant negative effect on our business performance and financial results. Even if we obtain approval from the FDA, the FDA is authorized to impose post-marketing requirements such as:

     - testing and surveillance to monitor the product and its continued compliance with regulatory requirements;

     - submitting products for inspection and, if any inspection reveals that the product is not in compliance, the prohibition of the sale of all products from the same lot;

     -  suspending manufacturing;

     -  recalling products; and

     -  withdrawing marketing clearance.

     In its regulation of advertising, the FDA from time to time issues correspondence to pharmaceutical companies alleging that some advertising or promotional practices are false, misleading or deceptive. The FDA has the power to impose a wide array of sanctions on companies for such advertising practices, and the receipt of correspondence from the FDA alleging these practices can result in the following:

     - incurring substantial expenses, including fines, penalties, legal fees and costs to comply with the FDA's requirements;

     -  changes in the methods of marketing and selling products;

     - taking FDA-mandated corrective action, which may include placing advertisements or sending letters to physicians rescinding previous advertisements or promotion; and

     - disruption in the distribution of products and loss of sales until compliance with the FDA's position is obtained.

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

     Since we have only had approval to sell Luxiq for two years, and we only began selling OLUX in November 2000, we cannot predict the potential long-term patient acceptance of either product.

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

IF WE ARE UNABLE TO DEVELOP NEW PRODUCTS, OUR EXPENSES MAY INCREASE WITHOUT ANY IMMEDIATE RETURN ON THE INVESTMENT.

     We currently have a variety of new products in various stages of research and development and are working on possible improvements, extensions and reformulations of some existing products. These research and development activities, as well as the clinical testing and regulatory approval process, which must be completed before commercial quantities of these developments can be sold, will require significant commitments of personnel and financial resources. Delays in the research, development, testing or approval processes will cause a corresponding delay in revenue generation from those products. Regardless of whether they are ever released to the market, the expense of such processes will have already been incurred.

     We reevaluate our research and development efforts regularly to assess whether our efforts to develop a particular product or technology are progressing at a rate that justifies our continued expenditures. On the basis of these reevaluations, we have abandoned in the past, and may abandon in the future, our efforts on a particular product or technology. There can be no certainty that any product we are researching or developing will ever be successfully released to the market. If we fail to take a product or technology from the development stage to market on a timely basis, we may incur significant expenses without a near-term financial return.

IF WE DO NOT SUCCESSFULLY INTEGRATE NEW PRODUCTS, WE MAY NOT BE ABLE TO SUSTAIN REVENUE GROWTH AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

     When we acquire or develop new products and product lines, we must be able to integrate those products and product lines into our systems for marketing, sales and distribution. If these products or product lines are not integrated successfully, the potential for growth is limited. The new products we acquire or develop could have channels of distribution, competition, price limitations or marketing acceptance different from our current products. As a result, we do not know whether we will be able to compete effectively and obtain market acceptance in any new product categories. After acquiring or developing a new product, we may need to significantly increase our sales force and incur additional marketing, distribution and other operational expenses. These additional expenses could negatively affect our gross margins and operating results. In addition, many of these expenses could be incurred prior to the actual distribution of new products. Because of this timing, if the new products are not accepted by the market or if they are not competitive with similar products distributed by others, the ultimate success of the acquisition or development could be substantially diminished.

RISKS RELATED TO OUR INDUSTRY

WE FACE INTENSE COMPETITION, WHICH MAY LIMIT OUR COMMERCIAL OPPORTUNITIES AND OUR ABILITY TO BECOME PROFITABLE.

     The pharmaceutical and biotechnology industries are highly competitive. Competition in our industry occurs on a variety of fronts, including developing and bringing new products to market before others, developing new technologies to improve existing products, developing new products to provide the same benefits as existing products at less cost and developing new products to provide benefits superior to those of existing products.

     Most of our competitors are large, well-established companies in the fields of pharmaceuticals and health care. Many of these companies have substantially greater financial, technical and human resources than we have to devote to marketing, sales, research and development and acquisitions. Some of these competitors have more collective experience than we do in undertaking preclinical testing and human clinical trials of new pharmaceutical products and obtaining regulatory approvals for therapeutic products. As a result, they have a greater ability to undertake more extensive research and development, marketing and pricing policy programs. It is possible that our competitors may develop new or improved products to treat the same conditions as our products treat or make technological advances reducing their cost of production so that they may engage in price competition through aggressive pricing policies to secure a greater market share to our detriment. Our commercial opportunities will be reduced or eliminated if our competitors develop and market products that are more effective, have fewer or less severe adverse side effects or are less expensive than our products. These competitors also may develop products that make our current or future products obsolete. Any of these events could have a significant negative impact on our business and financial results, including reductions in our market share and gross margins.

     Physicians may not adopt our products over competing products, and our products may not offer an economically feasible alternative to existing modes of therapy.

     Our products compete with generic pharmaceuticals, which claim to offer equivalent benefit at a lower cost. In some cases, insurers and other health care payment organizations try to encourage the use of these less expensive generic brands through their prescription benefits coverages and reimbursement policies. These organizations may make the generic alternative more attractive to the patient by providing different amounts of reimbursement so that the net cost of the generic product to the patient is less than the net cost of our prescription brand product. Aggressive pricing policies by our generic product competitors and the prescription benefits policies of insurers could cause us to lose market share or force us to reduce our margins in response.

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

IF MANAGED CARE ORGANIZATIONS AND OTHER THIRD-PARTY REIMBURSEMENT POLICIES DO NOT COVER OUR PRODUCTS, WE MAY NOT INCREASE OUR MARKET SHARE AND OUR REVENUES AND PROFITABILITY WILL SUFFER.

     Our operating results and business success depends in large part on the availability of adequate third-party payor reimbursement to patients for our prescription-brand products. These third-party payors include governmental entities (such as Medicaid), private health insurers and managed care organizations. Over 70% of the U.S. population now participates in some version of managed care. Because of the size of the patient population covered by managed care organizations, marketing of prescription drugs to them and the pharmacy benefit managers that serve many of these organizations has become important to our business. Managed care organizations and other third-party payors try to negotiate the pricing of medical services and products to control their costs. Managed care organizations and pharmacy benefit managers typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their lower costs, generics are often favored. The breadth of the products covered by formularies varies considerably from one managed care organization to another, and many formularies include alternative and competitive products for treatment of particular medical conditions. Exclusion of a product from a formulary can lead to its sharply reduced usage in the managed care organization patient population. Payment or reimbursement of only a portion of the cost of our prescription products could make our products less attractive, from a net-cost perspective, to patients, suppliers and prescribing physicians. We cannot be certain that the reimbursement policies of these entities will be adequate for our products to compete on a price basis. If our products are not included within an adequate number of formularies or adequate reimbursement levels are not provided, or if those policies increasingly favor generic products, our market share and gross margins could be negatively affected, as could our overall business and financial condition.

IF PRODUCT LIABILITY LAWSUITS ARE BROUGHT AGAINST US, WE MAY INCUR SUBSTANTIAL COSTS.

     Our industry faces and inherent risk of product liability claims from allegations that our products resulted in adverse effects to the patient or others. These risks exist even with respect to those products that are approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA. Our insurance may not provide adequate coverage against potential product liability claims or losses. We also cannot be certain that our current coverage will continue to be available in the future on reasonable terms, if at all. Even if we are ultimately successful in product liability litigation, the litigation would consume substantial amounts of our financial and managerial resources, and might create adverse publicity, all of which would impair our ability to generate sales. If we were found liable for any product liability claims in excess of our coverage or outside of our coverage, the cost and expense of such liability could severely damage our business, financial condition and profitability.

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

     Our directors, executive officers and principal stockholders and their affiliates currently beneficially own in the aggregate approximately 43% of our outstanding common stock. Accordingly, they collectively have the ability to substantially influence the outcome of all matters requiring stockholder approval, including the election of directors, and any merger, consolidation, or sale of all or substantially all of our assets. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders. This concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of our company, even if the change in control would be beneficial to other stockholders.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "CNCT." The following table sets forth for the periods indicated the low and high closing prices for our common stock.

- -----------------------------------------------------
                                     HIGH       LOW
- -----------------------------------------------------
1999
     First Quarter                  $ 9.13     $ 4.75
     Second Quarter                   7.56       6.00
     Third Quarter                    7.50       5.00
     Fourth Quarter                  10.50       4.13
2000
     First Quarter                  $15.13     $ 7.69
     Second Quarter                  14.69       6.13
     Third Quarter                   24.31      14.75
     Fourth Quarter                  26.88       4.13
- -----------------------------------------------------

     On March 23, 2001, the last reported sale price of the common stock on the Nasdaq National Market was $5.02 per share. As of that date, we had approximately 195 stockholders of record of our common stock.

     We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds for use in our business, and do not anticipate paying any cash dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES.

     On June 20, 2000, we sold 2,010,000 shares of our common stock to new and existing investors for a total purchase price of approximately $20.1 million. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933. The transaction was privately negotiated and each purchaser was an accredited investor. We made no public solicitation in the placement of these securities. In July 2000, we registered the shares of common stock issued in this transaction under the Securities Act of 1933 on a Form S-3 registration statement (File No. 333-41048).

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

- ---------------------------------------------------------------------------------------------------------------------
                                                                                   December 31,
                                                             --------------------------------------------------------
                                                               2000        1999        1998        1997        1996
- ---------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
  Revenues:
    Product                                                  $ 20,095    $ 16,595    $  7,473    $  6,803    $    428
    License                                                    20,679      10,311       1,648          --          --
- ---------------------------------------------------------------------------------------------------------------------
      Total revenues                                           40,774      26,906       9,121       6,803         428
  Operating costs and expenses:
    Cost of product revenues                                    3,868       5,229       1,374       1,149          --
    License amortization                                           --       6,160       6,720       7,124         594
    Research and development                                   21,875      21,309      11,446      17,162      13,161
    Selling, general and administrative                        26,673      20,834      11,680       8,966       5,434
    Charge for in process research and development                 --       1,000       4,000          --          --
- ---------------------------------------------------------------------------------------------------------------------
      Total operating costs and expenses                       52,416      54,532      35,220      34,401      19,189
      Loss from operations                                    (11,642)    (27,626)    (26,099)    (27,598)    (18,761)
  Gain on sale of investment                                   42,967          --          --          --          --
  Gain on sale of license rights                                   --          --          --         525          --
  Interest income (expense), net                                1,873         343        (496)       (862)        247
- ---------------------------------------------------------------------------------------------------------------------
  Income (loss) before income taxes and cumulative effect
    of a change in accounting                                  33,198     (27,283)    (26,595)    (27,935)    (18,154)
  Income tax                                                   (1,010)         --          --          --          --
- ---------------------------------------------------------------------------------------------------------------------
  Income (loss) before cumulative effect of change in
    accounting principal                                       32,188     (27,283)    (26,595)    (27,935)    (18,514)
  Cumulative effect of change in accounting principal(1)       (5,192)         --          --          --          --
- ---------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                          $ 26,996    $(27,283)   $(26,595)   $(27,935)   $(18,514)
- ---------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE --
  Income (loss) per share before cumulative effect of
    change in accounting principle                           $   1.13    $  (1.21)   $  (1.61)   $  (2.69)   $  (2.71)
  Cumulative effect of change in accounting principle        $  (0.18)         --          --          --          --
Net income (loss) per share                                  $   0.95    $  (1.21)   $  (1.61)   $  (2.69)   $  (2.71)
DILUTED EARNINGS PER SHARE --
  Income (loss) per share before cumulative effect of
    change in accounting principle                           $   1.07    $  (1.21)   $  (1.61)   $  (2.69)   $  (2.71)
  Cumulative effect of change in accounting principle        $  (0.17)         --          --          --          --
Net income (loss) per share                                  $   0.90    $  (1.21)   $  (1.61)   $  (2.69)   $  (2.71)
  Shares used to calculate basic net earnings (loss) per
    share(2)                                                   28,447      22,619      16,533      10,412       6,825
  Shares used to calculate diluted net earnings per
    share(2)                                                   30,086      22,619      16,533      10,412       6,825
Pro forma amounts assuming the accounting change was
  applied retroactively
  Net income (loss)                                          $ 32,188    $(30,968)   $(28,102)   $(27,935)   $(18,514)
  Earnings per share
    Basic                                                    $   1.13    $  (1.37)   $  (1.70)   $  (2.69)   $  (2.71)
    Diluted                                                  $   1.07    $  (1.37)   $  (1.70)   $  (2.69)   $  (2.71)
- ---------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
  Cash, cash equivalents and short-term investments          $ 80,184    $ 26,299    $ 23,020    $ 14,346    $ 24,554
  Working capital                                              71,030      13,401      12,464       6,687      14,904
  Total assets                                                 85,713      30,410      31,394      31,068      47,922
  Current portion of capital lease obligations, capital
    loans and long-term debt                                       37          47         582       2,746       2,408
  Current portion of notes payable, deferred revenue and
    other liabilities                                           1,399       3,594       6,822       2,884          --
  Non-current portion of capital lease obligations and
    long-term debt                                                 --         799       4,002         649       3,062
  Other long-term liabilities, deferred revenue and notes
    payable                                                       659          --       3,781       9,666      10,858
  Redeemable convertible preferred stock                           --          --          --         600       2,000
  Total stockholders' equity                                   72,606      14,288      12,452      10,809      21,800
- ---------------------------------------------------------------------------------------------------------------------

(1) Effective January 1, 2000, we changed our method of accounting for non-refundable license fees in accordance with Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements."

(2) Earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" and Staff Accounting Bulletin No. 98, "Earnings Per Share."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes filed with this Report.

OVERVIEW

     We currently market three pharmaceutical products. In May 2000, the FDA granted us clearance to market OLUX(TM) Foam (clobetasol propionate), 0.05% for the treatment of moderate to severe scalp dermatoses. We launched OLUX on November 6, 2000. Our commercial business is focused on the dermatology marketplace, which is characterized by a large patient population that is served by relatively small, and therefore more accessible, groups of treating physicians. We are offering two dermatology products with clinically proven therapeutic advantages and are providing quality customer service to physicians through our experienced sales and marketing staff. We also sell Ridaura, a product to treat rheumatoid arthritis.

     In addition to our commercial business, we are developing a biotechnology product that has the potential to treat multiple diseases. Our product is a recombinant form of a natural hormone called relaxin. Relaxin reduces the hardening, or fibrosis, of skin and organ tissue, dilates existing blood vessels and stimulates new blood vessel growth. We currently have clinical trials underway with relaxin for infertility. We intend to develop relaxin for other indications.

     On October 8, 2000, we announced that our pivotal trial for relaxin for the treatment of scleroderma failed to reach its primary endpoint. We have discontinued our development program related to relaxin for scleroderma. We are in earlier stage clinical trials of relaxin for the treatment of infertility and peripheral arterial disease. We maintain North American rights for relaxin and have entered into collaborative relationships for this program for markets outside of the United States. In October 2000, our partners in Japan and Europe notified us that they would terminate our relaxin development agreements with them in accordance with the termination provisions of the respective agreements and as of December 31, 2000, we have no further development obligations under either agreement. Consequently, the rights for relaxin in Japan have reverted to us, and the European rights will revert to us in April 2001.

RESULTS OF OPERATIONS

  REVENUES

- -------------------------------------------------------------------------------------
                                                           Years Ended December 31,
                                                         ----------------------------
(IN THOUSANDS)                                            2000       1999       1998
- -------------------------------------------------------------------------------------
Product:
  Luxiq                                                  $10,973    $ 6,025    $   --
  Ridaura                                                  6,013      5,737     7,473
  Actimmune                                                1,898      4,833        --
  OLUX                                                     1,211         --        --
- -------------------------------------------------------------------------------------
     Total product revenues                               20,095     16,595     7,473
License:
  Medeva/Celltech                                         11,500      8,000        --
  InterMune                                                6,768        500        --
  Suntory                                                  1,319        879     1,648
  Paladin Labs                                               703        400        --
  Immune Response                                            350        532        --
  Faulding                                                    39         --        --
- -------------------------------------------------------------------------------------
     Total license revenues                               20,679     10,311     1,648
- -------------------------------------------------------------------------------------
     Total revenues                                      $40,774    $26,906    $9,121
- -------------------------------------------------------------------------------------

     Our product revenues in 2000 were $20.1 million compared to $16.6 million in 1999 and $7.5 million in 1998. The increase in total product sales in 2000 was due to continued sales growth of Luxiq(R) Foam (betamethasone valerate), 0.12%, which we began marketing in April 1999, and the launch of OLUX in November 2000. Although Ridaura sales increased year to year, we believe that Ridaura will experience decreased sales due to competition from new and existing products. Beginning with the second quarter of 2000, in connection with our agreement with InterMune, we sold our remaining Actimmune product rights, effective April 1, 2000. The increase in total product sales in 1999 over 1998 was due to sales of Actimmune, which we began shipping in February 1999, and Luxiq, which we launched in April 1999. This increase was partially offset by lower sales of Ridaura.

     License revenues were $20.7 million in 2000 compared to $10.3 million in 1999 and $1.6 million in 1998. The increase in license revenues for 2000 over 1999 includes $1.5 million paid by InterMune in connection with our sublicense agreement, $5.2 million in connection with the sale of Actimmune product rights to InterMune, $4.4 million related to revenue recognized in 2000 which had been deferred January 1, 2000 in connection with the change in accounting principle in accordance with SAB 101, and a one-time $5.0 million milestone payment from Celltech in connection with our collaboration agreement for the development of relaxin before Medeva gave notice of termination of the contract in October 2000. In 1999, we recorded $8.0 million in license revenue ($4.0 million of a license fee and $4.0 million for quarterly reimbursements of product development costs) in connection with our agreement with Medeva in relation to the development of relaxin. In addition, we recorded $0.9 million for a milestone payment made by Suntory, and $0.4 million for a license fee paid by Paladin Labs. Payments made by Suntory and Paladin Labs are associated with collaboration agreements for relaxin. The $1.6 million license revenue recorded in 1998 was for a license fee paid by Suntory under the collaboration agreement for relaxin. Also in 1999, we recorded $0.5 million for a license fee associated with InterMune and $0.5 million license fee for the assignment of patent rights to The Immune Response Corporation. We expect license revenue to fluctuate significantly depending on when and whether we or our partners achieve milestones under existing agreements, and on new business opportunities that we may identify.

     InterMune purchased the remaining United States commercial rights and revenue rights to Actimmune effective April 1, 2000. As part of the transaction, InterMune paid $5.2 million which included the prepayment of a $1.0 million obligation owed in 2002. Prior to this transaction, Connetics had retained rights to Actimmune revenue based on a fixed amount of unit sales in the years 1999, 2000 and 2001. Beginning with the quarter ended June 30, 2000, InterMune has purchased all of our remaining product rights to Actimmune.

  COST OF PRODUCT REVENUES

     Our cost of product revenues includes the costs of Luxiq, Ridaura, Actimmune (until April 1, 2000) and OLUX, royalty payments on these products based on a percentage of our product revenues and product freight and distribution costs from CORD. We recorded cost of product revenues of $3.9 million compared to $5.2 million in 1999 and $1.4 million in 1998. The decrease in cost of product revenues from 1999 to 2000 is primarily due to discontinued sales of Actimmune effective April 1, 2000. Actimmune cost more to manufacture and produce than our other products do. The increase in cost of product revenues in 1999 over 1998 was primarily due to costs associated with the sales of Luxiq and Actimmune, which we began marketing in 1999, and higher product and royalty costs.

  LICENSE AMORTIZATION

     The expenses associated with the acquisition of product rights to Ridaura were fully amortized by December 31, 1999. Accordingly, we did not record any amortization expense in 2000. We recorded amortization expense of $6.2 million in 1999 associated with the acquisition of product rights to Ridaura, compared to $6.7 million in 1998. The decrease of $0.6 million amortization expense in 1999 compared to 1998 was the result of the asset being fully amortized by the end of November 1999 (eleven months) compared to a full year amortization in 1998.

  RESEARCH AND DEVELOPMENT

     Research and development expenses were $21.9 million in 2000, $21.3 million in 1999, and $11.4 million in 1998. In 2000, our research and development expenses consisted of:

     -  manufacturing scale-up of Relaxin;

     - conducting a Phase II/III trial of Relaxin for the treatment of scleroderma;

     -  increasing personnel in our organization; and

     -  expenses associated with the initiation of clinical trials of Relaxin.

     Research and development expenses for 1999 were consistent in nature with those recognized in 2000. The increase in research and development expenses in 1999 over 1998 was due to:

     - the commencement of manufacturing scale-up of Relaxin, which accounted for approximately 70% of the increase;

     - conducting a Phase II/III trial of Relaxin for the treatment of scleroderma in 1999;

     -  increasing personnel in our development organization; and

     - initiation of clinical trials of Relaxin for the treatment of infertility.

     We expect research and development expenses to remain at the same level for the next few quarters, due to Relaxin clinical trial activities for new disease indications, preclinical activities associated with technologies acquired from Soltec, pre-manufacturing start-up costs associated with qualifying a new supplier for OLUX, ongoing expenses related to Relaxin manufacturing, and possible acquisitions of new technologies and products.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $26.7 million in 2000, $20.8 million in 1999, and $11.7 million in 1998. The increase in 2000 was primarily due to:

     -  expenses associated with launching OLUX in the fourth quarter of 2000;
        and

     - increases in the number of personnel in our sales and marketing and clinical organizations.

     The increase in expenses from 1999 over 1998 was due to the following factors:

     - the increase in our sales and marketing staff compared to the same period in 1998;

     -  expenses associated with the market launch of Luxiq;

     -  co-promotion fees for Luxiq and Ridaura; and

     -  stock compensation related expenses.

  CHARGE FOR IN PROCESS RESEARCH AND DEVELOPMENT

     There were no license fee charges in 2000. In 1999 we recorded a $1.0 million license fee charge in connection with our December licensing agreement with Soltec for exclusive rights to certain applications of a broad range of unique topical delivery technologies. In 1998, we recorded a $4.0 million non-cash license fee charge associated with our interferon gamma license agreement with Genentech. We determined that it was highly uncertain whether the amount paid for these two licenses would be realized, as they relate to pre-FDA approved products and are dependent on additional research and development and do not have alternative future uses. Consequently, we expensed the full purchase amounts.

  INTEREST AND OTHER INCOME, NET

     Interest and other income, net, were $45.1 million for 2000, compared with $1.2 million in 1999, and $0.8 million in 1998. The increase in interest and other income in 2000 over 1999 was due to realized gains of $43.0 million from the sale of marketable securities and higher interest income from higher cash and short-term investment balances. The increase in interest income in 1999 compared to 1998 was due to a higher investment balance as a result of receiving a total of $14.1 million from our corporate partnership arrangements and net proceeds of approximately $21.9 million through a public offering of our common stock in October 1999. Cash received in 1999 was offset in part by cash used in operations and payment of debt obligations, including payments of approximately $6.7 million of principal and interest to GlaxoSmithKline for rights to Ridaura and $2.6 million principal and interest payments for a bank loan.

     Interest expense was $0.2 million in 2000, compared with $0.9 million in 1999, and $1.3 million in 1998. The decrease in interest expense in 2000 from 1999 resulted from lower interest expense associated with lower balances outstanding for obligations under capital leases, and a note payable. The decrease in interest expense in 1999 from 1998 was the result of lower balances for obligations under capital leases and loans, and notes payable.

  INCOME TAXES

     Income tax expense was $1.0 million in 2000, compared to zero in 1999 and 1998. The reason for the increase in income tax expense in 2000 compared to 1999 is that we recorded pre-tax income in 2000 as compared to net losses in 1999 and 1998. Our results for 2000 reflect a gain of $43 million on the sale of securities in 2000. For a more complete description of our income tax position, refer to Note 12 in our consolidated financial statements.

  NET INCOME (LOSS)

     In 2000, we had net income of $26.9 million, compared to net losses of $27.3 million in 1999 and $26.6 million in 1998.

     The net income in 2000 compared to the net loss in 1999 was primarily attributable to the following:

     -  a $43.0 million gain on the sale of common stock of InterMune;

     -  increased product revenues in 2000 compared to 1999;

     - no product amortization charges related to the acquisition of Ridaura in 2000 as compared to a charge of $6.2 million in 1999;

     - a one-time $5.0 million milestone payment and $1.0 million of quarterly development reimbursement from Celltech in connection with our collaboration agreement for the development of relaxin; and

     - the sale effective April 1, 2000 of our remaining Actimmune product rights for $5.2 million to InterMune and a one-time payment of $1.5 million in connection with our exclusive sublicense agreement with InterMune.

     The increase in net loss in 1999 from 1998 was primarily due to:

     - An increase of approximately $9.9 million in development activities related primarily to Relaxin;

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

     We expect to incur losses for the foreseeable future. These losses are expected to fluctuate from period to period based on timing of product revenues, clinical material purchases, clinical trial expenses, and possible acquisitions of new products and technologies.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations to date primarily through proceeds from equity financings, sale of investments, collaborative arrangements with corporate partners and bank loans. At December 31, 2000, cash, cash equivalents and short-term investments totaled $80.2 million compared to $26.3 million at December 31, 1999, and accounts receivable totaled $2.7 million at December 31, 2000 compared to $1.6 million at December 31, 1999. Our cash balances are held in a variety of interest-bearing instruments including high-grade corporate bonds, commercial paper and money market accounts.

     Cash Flows from Operating Activities. Cash used in operations for 2000 was $15.3 million compared with $14.1 million in 1999 and $12.0 million in 1998. Net income of $27.0 million for 2000 was affected by the gain on sale of InterMune stock of $43.0 million and non-cash charges of $0.8 million of depreciation and amortization expense and $1.0 million non-cash compensation expense. The primary reason for the decrease in operating cash flows was due to the decrease in accrued and other current liabilities.

     Net loss of $27.3 million for 1999 was affected by non-cash charges of $6.7 million depreciation and amortization expense and $1.3 million deferred compensation expense. Cash outflow for 1999 was primarily for operating activities, including growth in inventory due primarily to carrying three products, and increases in accounts receivable due to higher product sales. Cash usage was partially offset by an increase in accounts payable and accrued liabilities related to higher development, sales and marketing expenses. The 1998 net loss was affected by a number of charges that did not use cash, including a $4.0 million charge for the write-off of technology licensed in exchange for common stock, $6.7 million of amortization expense and $0.5 million of imputed interest expense associated with the acquisition of Ridaura. Cash outflow for 1998 was primarily for operating activities and approximately $3.6 million in principal and interest payments to GlaxoSmithKline.

     Cash Flows from Investing Activities. Cash provided by investing activities for 2000 was $44.2 million compared with cash used in investing activities of $10.3 million in 1999 and $2.9 million in 1998. The increase in cash from investing activities in 2000 was primarily related to $43.0 million of proceeds from the sale of shares of InterMune stock. Cash outlays in 2000 were due to equipment expenditures required for operations. Cash outlays in 1999 were due to leasehold improvements and equipment expenditures required for operations. Cash outlays in 1998 included $0.2 million for equipment expenditures required for operations and $0.3 million for fulfillment of obligations under the equity and asset purchase agreements with GlaxoSmithKline.

     Cash Flows from Financing Activities. Cash provided by financing activities was $21.3 million in 2000 compared to $18.2 million in 1999 and $21.1 million in 1998. Cash provided by financing activities in 2000 included $23.8 million of cash proceeds from the issuance of stock, offset by $4.5 million of note and lease payments. Of the $23.8 million of cash proceeds, $20.0 million relates to a private placement of 2,010,000 shares of Connetics' unregistered common stock.

     Financing activities in 1999 included the receipt of proceeds of $4.4 million from the sale of common stock to Celltech and Paladin Labs, and $21.9 million in a public offering of our common stock. This was offset in part by a $6.3 million principal payment to GlaxoSmithKline for obligations under a promissory note in connection with the Ridaura acquisition, $2.3 million pay down on a bank loan and $0.5 million in payments under capital leases and loans. In 1998 we raised $22.7 million through private sales of our common stock and obtained $4.0 million through a bank loan, offset in part by $2.8 million in payments on obligations under capital leases and loans and principal payments of $3.2 million to GlaxoSmithKline.

     Working Capital. Working capital increased to $71.0 million at December 31, 2000, from $13.4 million at December 31, 1999. The increase in working capital was due to a $20.0 million private placement of our common stock and the $5.2 million sale of Actimmune rights to InterMune and the $43.0 million of proceeds from the sale of stock of InterMune, partially offset by cash used for operations.

     The increase in working capital in 1999 compared to 1998 was due to proceeds from our public offering of common stock and payments received from our corporate partnering arrangements, offset in part by our use of cash in operations, higher accounts payable and accrued liabilities as a result of increased development, sales and marketing expenses, and payment of debt obligations.

     As of December 31, 2000, we had $1.7 million in future obligations for non-cancelable operating leases, which are to be paid in 2003.

     We believe our existing cash, cash equivalents and short-term investments, cash generated from product sales and collaborative arrangements with corporate partners, will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the next 18 months. Our future capital uses and requirements depend on numerous factors, including the progress of our research and development programs, the progress of clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, and enforcing patent claims and other intellectual property rights, competing technological and market developments, our ability to establish other collaborative arrangements, the level of product revenues, the possible acquisition of new products and technologies and the development of commercialization activities. Therefore such capital uses and requirements may increase in future periods. As a result, we may require additional funds prior to reaching profitability and may attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources.

     We currently have no commitments for any additional financings. If we need to raise additional money to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development of our other products, or we could be required to delay, scale back or eliminate some or all of our research and development programs.

RECENT ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that we recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We are required to adopt SFAS 133 effective January 1, 2001. Because we do not hold any derivative instruments and do not engage in hedging activities, we do not believe that adopting SFAS 133 will have and impact on our financial position or results of operations.

FACTORS THAT MAY AFFECT FORWARD-LOOKING STATEMENTS

     A wide range of factors could materially affect our future developments and performance, including the following:

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

     - There are risks related to the management of the marketing and sales of our products. Our success depends in part on our ability to effectively manage the distribution of our products and to market and sell our products successfully. If Luxiq and OLUX do not sustain market acceptance, our financial condition and results of operations will be adversely affected. Future revenues from sales are uncertain as we are subject to patent risks and competition from new products.

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

     - We are subject to uncertainties associated with product development and market acceptance. Several of our products are in clinical or preclinical development. There can be no assurance that products under development will be safe and effective, approved by the FDA, produced in commercial quantities at reasonable costs or will gain satisfactory market acceptance.

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

     - A key element of our strategy is to in-license or acquire additional marketed or late-stage development products, which involve risks. A portion of the funds needed to acquire, develop and market any new products may come from our existing cash, which will result in fewer resources available to our current products and clinical programs. We may also have to recruit additional qualified employees to manage the development, marketing, sale and distribution of newly acquired products. We cannot assure you that newly acquired products will achieve the marketing or therapeutic success expected of them by us, industry analysts or others at the time of acquisition.

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

OUR BUSINESS STRATEGY MAY CAUSE FLUCTUATING OPERATING RESULTS

     Our operating results and financial condition may fluctuate from quarter to quarter and year to year depending upon the relative timing of events or uncertainties which may arise. For example, the following events or occurrences could cause fluctuations in our financial performance from period to period:

     -  changes in the levels we spend to develop new product lines

     -  changes in the amount we spend to promote our products

     - changes in treatment practices of physicians that currently prescribe our products

     - changes in reimbursement policies of health plans and other similar health insurers, including changes that affect newly developed or newly acquired products

     -  increases in the cost of raw materials used to manufacture our products

     -  the development of new competitive products by others

     -  the mix of products that we sell during any time period

     -  our responses to price competition

     - forward-buying patterns by wholesalers that may result in significant quarterly swings in revenue reporting.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK. Our holdings of financial instruments comprise a mix of securities that may include U.S. corporate debt, U.S. government debt, and commercial paper. All such instruments are classified as securities available for sale. Generally, we do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our market risk exposure consists principally of exposure to changes in interest rates. The table below presents the principal amounts and weighted average interest rates by year of maturity for our investment portfolio as of December 31, 2000 (in thousands):

- ---------------------------------------------------------------------------------------
                                                2001      2002     Total     Fair Value
- ---------------------------------------------------------------------------------------
Available-for-sale securities                  $21,607    --      $21,607     $ 21,607
Weighted average interest rate                   7.55%    --
- ---------------------------------------------------------------------------------------

     FOREIGN CURRENCY EXCHANGE RISK. We make payments to CCL Pharmaceuticals for the production of Luxiq and OLUX in pounds sterling, and to Boehringer Ingelheim for the production of relaxin in Austrian schillings. If the U.S. dollar depreciates against the schilling or the pound, the payments that we must make will increase, which will increase our expenses. We have a bank loan that is sensitive to movement in interest rates. Interest income from our investments is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that we face minimal material market risk exposure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We have had no changes in or disagreements with our independent public accountants on accounting and financial disclosure.

                                    PART III

ITEM 10.  OUR DIRECTORS AND EXECUTIVE OFFICERS

     Information regarding our Board of Directors is incorporated by reference to the sections entitled "Election of Directors" and "Further Information Concerning the Board of Directors" in our Proxy Statement ("2001 Proxy Statement") to be filed with the Securities and Exchange Commission relating to our annual meeting of stockholders to be held May 17, 2001.

     The following table shows information about our executive officers as of March 23, 2001:

NAME                             AGE                             POSITION
 Thomas G. Wiggans               49     President, Chief Executive Officer and Director
- ---------------------------------------------------------------------------------------------------
 C. Gregory Vontz                40     Chief Operating Officer
- ---------------------------------------------------------------------------------------------------
 John L. Higgins                 31     Chief Financial Officer; Executive Vice President, Finance
                                        and Administration
- ---------------------------------------------------------------------------------------------------
 Robert G. Lederer               56     Sr. Vice President, Commercial Operations
- ---------------------------------------------------------------------------------------------------
 Katrina J. Church               39     Sr. Vice President, Legal Affairs, General Counsel and
                                        Secretary
- ---------------------------------------------------------------------------------------------------
 M. Sue Preston                  48     Sr. Vice President, Regulatory and Quality Affairs
- ---------------------------------------------------------------------------------------------------
 Rebecca Gardiner                38     Vice President, Human Resources

     Thomas G. Wiggans has served as President, Chief Executive Officer and as a director since July 1994. From February 1992 to April 1994, Mr. Wiggans served as President and Chief Operating Officer of CytoTherapeutics, a biotechnology company. From 1980 to February 1992, Mr. Wiggans served in various positions at Ares-Serono Group, a pharmaceutical company, including President of its U.S. pharmaceutical operations and Managing Director of its U.K. pharmaceutical operations. From 1976 to 1980 he held various sales and marketing positions with Eli Lilly & Co., a pharmaceutical company. He is currently a director of the Biotechnology Industry Organization (BIO), and a member of its Emerging Company Section. He is also a director of Paladin Labs, a public Canadian pharmaceutical company. He is also Chairman of the Biotechnology Institute, a non-profit educational organization. Mr. Wiggans received a B.S. in Pharmacy from the University of Kansas and an M.B.A. from Southern Methodist University.

     C. Gregory Vontz joined the Company as Executive Vice President, Chief Commercial Officer in December of 1999. He was promoted to Chief Operating Officer in January 2001. Before joining the Company, Mr. Vontz spent 12 years with Genentech, Inc., most recently as Director of New Markets and Healthcare Policy. Before joining Genentech, Inc. in 1987, Mr. Vontz worked for Merck & Co., Inc. Mr. Vontz received his B.S. in Chemistry from the University of Florida and his M.B.A. from the Haas School of Business at University of California at Berkeley.

     John L. Higgins has served as Chief Financial Officer since September 1997, and as Executive Vice President, Finance and Administration, since January 2000. He served as Vice President, Finance and Administration from the time he joined Connetics through December 1999. Prior to joining Connetics, he was a member of the executive management team at BioCryst Pharmaceuticals, Inc. Before joining BioCryst in 1994, Mr. Higgins was a member of the healthcare banking team of Dillon, Read & Co. Inc., an investment banking firm. He is on the Board of Directors of InterMune Pharmaceuticals, Inc. He received his A.B. from Colgate University.

     Robert G. Lederer joined Connetics as Senior Vice President, Marketing and Sales in July 1998, and has served as Senior Vice President, Commercial Operations since January 1999. Before joining the Company, Mr. Lederer spent 15 years with Serono Laboratories, most recently as the Executive Vice President for Business Operations. Before joining Serono, Mr. Lederer held sales and management positions with Becton Dickinson and Genovese Drugs. Mr. Lederer received his B.A. from St. John's University in New York.

     Katrina J. Church joined Connetics as Vice President, Legal Affairs and Corporate Counsel in June 1998, and has served as Secretary since September 1998. She has served as Senior Vice President, Legal Affairs and General Counsel since January 2000. Prior to joining Connetics, Ms. Church served in various positions at VISX, Incorporated, most recently as Vice President, General Counsel. Before joining VISX in 1991, Ms. Church practiced law with the firm Hopkins & Carley in San Jose, California. Ms. Church received her J.D. from the New York University School of Law, and her A.B. from Duke University.

     M. Sue Preston has served as Senior Vice President, Regulatory and Quality Affairs since October 2000. Prior to joining Connetics, she spent seven years at Alpha Therapeutic Corporation with executive management responsibility in quality control, quality assurance, and regulatory affairs, most recently as Corporate Vice President, Worldwide Regulatory Affairs. Before joining Alpha Therapeutic in 1993, Ms. Preston held various quality and regulatory positions with Baxter Healthcare, Neocrin, and Medarex. From 1980 to 1988, Ms. Preston worked in the Center for Biologics Evaluation and Research at the Food and Drug Administration. Ms. Preston received her B.A. from Lycoming College and did graduate work at American University and the University of Maryland.

     Rebecca Gardiner joined Connetics in 1996 as Director of Human Resources. She has served as Vice President of Human Resources since December 1999. She worked at COR Therapeutics from 1990 to 1996 in the positions of Manager of Research Administration, Manager of Human Resources, and Senior Manager of Human Resources. Ms. Gardiner also worked at Genelabs as Manager of Research Administration from 1988 to 1990, at Genentech in 1987, and in various hospital administration positions from 1984 to 1987. Ms. Gardiner received her B.A. from UC Santa Barbara and her M.P.A./H.S.A. from the University of San Francisco.

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference to the information set forth under the caption "Executive Compensation and Related Information" in our 2001 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding the beneficial ownership of our common stock by certain beneficial owners and by our directors and management is incorporated into this item by reference to the information set forth under the caption "Common Stock Ownership of Certain Beneficial Owners and Management" in our 2001 Proxy Statement

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in our 2001 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  1.  Financial Statements. See Index to Consolidated Financial Statements at
         Item 8 on Page 33 of this Report.

     2.  Financial Statement Schedules. Financial statement Schedule
         II -- Valuation and Qualifying Accounts, is included at page 37 of this Report. All other schedules have been omitted because the required information is either not applicable, not sufficiently material to require submission of the schedule, or is included in the consolidated financial statements or the notes to the consolidated financial statements.

     3. The Exhibits filed as a part of this Report are listed in the Index to Exhibits.

(B) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the fourth quarter of 2000. On April 2, 2001, we filed a report on Form 8-K relating to the proposed acquisition of Soltec Research Pty Ltd. That acquisition is scheduled to close on or about April 2, 2001.

(C)  EXHIBITS.  See Index to Exhibits.

(D)  FINANCIAL STATEMENT SCHEDULES.  See Item 14(a)(2), above.

                             CONNETICS CORPORATION
                         FINANCIAL STATEMENT SCHEDULES

     The following additional consolidated financial statement schedule should be considered in conjunction with our consolidated financial statements. No applicable amounts were recorded in 1999 or 1998.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

- ------------------------------------------------------------------------------------------------------
                                 Balance at start    Additions Charged                  Balance at end
Year Ended December 31, 2000        of period           to Expense        Deductions      of period
- ------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts        $ --              $200,000            $ --          $200,000
- ------------------------------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Connetics Corporation
                                          a Delaware corporation

                                          By: /s/ JOHN L. HIGGINS
                                            ------------------------------------
                                              John L. Higgins
                                              Executive Vice President, Finance
                                              and
                                              Administration and Chief Financial
                                              Officer

Date: March 28, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE                                                          TITLE                     DATE
- ---------                                                          -----                     ----

PRINCIPAL EXECUTIVE OFFICER:

/s/ THOMAS G. WIGGANS                                   President, Chief Executive      March 28, 2001
- ---------------------------------------------------        Officer and Director
Thomas G. Wiggans

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/ JOHN L. HIGGINS                                      Executive Vice President,      March 28, 2001
- ---------------------------------------------------     Finance and Administration
John L. Higgins                                         and Chief Financial Officer

DIRECTORS:

/s/ ALEXANDER E. BARKAS                                          Director               March 28, 2001
- ---------------------------------------------------
Alexander E. Barkas

/s/ EUGENE A. BAUER                                              Director               March 28, 2001
- ---------------------------------------------------
Eugene A. Bauer

/s/ BRIAN H. DOVEY                                               Director               March 28, 2001
- ---------------------------------------------------
Brian H. Dovey

/s/ JOHN C. KANE                                                 Director               March 28, 2001
- ---------------------------------------------------
John C. Kane

SIGNATURE                                                          TITLE                     DATE
- ---------                                                          -----                     ----

/s/ THOMAS D. KILEY                                              Director               March 28, 2001
- ---------------------------------------------------
Thomas D. Kiley

/s/ GLENN OCLASSEN                                               Director               March 28, 2001
- ---------------------------------------------------
Glenn Oclassen

/s/ LEON E. PANETTA                                              Director               March 28, 2001
- ---------------------------------------------------
Leon E. Panetta

/s/ G. KIRK RAAB                                      Chairman of the Board, Director   March 28, 2001
- ---------------------------------------------------
G. Kirk Raab

                             CONNETICS CORPORATION
                               INDEX TO EXHIBITS
                                  [Item 14(c)]

 EXHIBIT NUMBER                           DESCRIPTION
  3.1*            Form of Amended and Restated Certificate of Incorporation
                  (previously filed as an exhibit to Form S-1 Registration
                  Statement No. 33-80261)
  3.2*            Form of Bylaws (previously filed as an exhibit to Form S-1
                  Registration Statement No. 33-80261)
  3.3*            Amendment to the Company's Amended and Restated Certificate
                  of Incorporation, as filed with the Delaware Secretary of
                  State on May 15, 1997 (previously filed as an exhibit to the
                  Company's Report on Form 8-K dated May 23, 1997, Commission file number 0-27406)
  3.4*            Certificate of Designation of Rights, Preferences and
                  Privileges of Series B Participating Preferred Stock, as
                  filed with the Delaware Secretary of State on May 15, 1997.
                  Reference is made to Exhibit 4.2.
  4.1*            Form of Common Stock Certificate (previously filed as
                  Exhibit 4.1 to the Company's Report on Form 10-K for the
                  year ended December 31, 1998, Commission file number
                  0-27406)
  4.2*            Preferred Shares Rights Agreement, dated as of May 20, 1997, between the Company and U.S. Stock Transfer Corporation,
                  including the Certificate of Designation of Rights,
                  Preferences and Privileges of Series B Participating
                  Preferred Stock, the form of Rights Certificate and the
                  Summary of Rights attached thereto as Exhibits A, B and C, respectively (previously filed as an exhibit to Registration
                  Statement on Form 8-A filed on May 23, 1997, Commission file number 0-27406)
 10.1*            Form of Indemnification Agreement with the Company's
                  directors and officers (previously filed as an exhibit to
                  the Company's Form S-1 Registration Statement No. 33-80261)
 10.2(M)*         1994 Stock Plan, (as amended through May 1999) and form of
                  Option Agreement (previously filed as Exhibit 4.1 to the
                  Company's Form S-8 Registration Statement No. 333-85155)
 10.3(M)*         1995 Employee Stock Purchase Plan, (as amended through May
                  2000), and form of Subscription Agreement (previously filed as Exhibit 4.1 to the Company's Form S-8 Registration
                  Statement No. 333-46562)
 10.4(M)*         1995 Directors' Stock Option Plan, (as amended through May
                  1999), and form of Option Agreement (previously filed as
                  Exhibit 4.2 to the Company's Form S-8 Registration Statement
                  No. 333-85155)
 10.5+*           License Agreement dated September 27, 1993, between
                  Genentech, Inc. and Connetics, Amendment dated July 14,
                  1994, and side letter agreement dated November 17, 1994
                  (previously filed as an exhibit to Form S-1 Registration
                  Statement No. 33-80261)
 10.9*            Business Loan Agreement, dated July 18, 1995, among
                  Connetics, Silicon Valley Bank and MMC/GATX Partnership No.
                  1 (previously filed as an exhibit to Form S-1 Registration
                  Statement No. 33-80261)
 10.10*           Consulting Agreement dated November 17, 1993 between
                  Connetics and Brian Seed (previously filed as an exhibit to
                  Form S-1 Registration Statement No. 33-80261)
 10.11*           Consulting Agreement dated November 17, 1993 between
                  Connetics and Eugene Bauer (previously filed as an exhibit to Form S-1 Registration Statement No. 33-80261)
 10.12(M)*        Employment Agreement dated June 9, 1994 between Connetics
                  and Thomas Wiggans (previously filed as an exhibit to the
                  Company's Form S-1 Registration Statement No. 33-80261)
 10.13(M)*        Loan Agreements between the Company and Thomas Wiggans dated
                  July 15, 1994 and August 1, 1994 (previously filed as an
                  exhibit to Form S-1 Registration Statement No. 33-80261)
 10.14(M)*        Letter Agreement with G. Kirk Raab dated October 1, 1995
                  (previously filed as an exhibit to Form S-1 Registration
                  Statement No. 33-80261)

 EXHIBIT NUMBER                           DESCRIPTION
 10.15*           Facility Master Lease between the Company and Renault &
                  Handley dated February 9, 1994 (previously filed as an
                  exhibit to Form S-1 Registration Statement No. 33-80261)
 10.16*           Loan and Security Agreement dated December 21, 1995 by and among the Company, Silicon Valley Bank and MMC/GATX
                  Partnership No. 1 (previously filed as an exhibit to Form
                  S-1 Registration Statement No. 33-80261)
 10.17+*          Agreement on Relaxin Rights in Asia dated April 1, 1996
                  between the Company and Mitsubishi Chemical Corporation
                  (previously filed as an exhibit to the Company's Quarterly
                  Report on Form 10-Q for the fiscal quarter ended June 30,
                  1996)
 10.18+*          Soltec License Agreement dated June 14, 1996 (previously
                  filed as an exhibit to the Company's Quarterly Report on
                  Form 10-Q for the fiscal quarter ended June 30, 1996)
 10.19(M)*        Form of Directors and Officers Change in Control Agreement
                  (previously filed as an exhibit to the Company's Quarterly
                  Report on Form 10-Q for the fiscal quarter ended September
                  30, 1996)
 10.20*           Warrant, dated December 4, 1996 between Connetics and a
                  certain purchaser (previously filed as an exhibit to the
                  Company's Report on Form 8-K dated December 4, 1996)
 10.21+*          Asset Purchase Agreement dated December 2, 1996 between
                  Connetics, SmithKline Beecham Corporation, SmithKline
                  Beecham Pharma Inc., SmithKline Beecham Properties, Inc. and
                  SmithKline Beecham Inter-American Corporation (previously
                  filed as an exhibit to the Company's Report on Form 8-K
                  dated January 15, 1997)
 10.22*           Stock Issuance Agreement dated December 31, 1996 between
                  Connetics and SmithKline Beecham Properties, Inc (previously filed as an exhibit to the Company's Report on Form 8-K
                  dated January 15, 1997)
 10.23*           Secured Promissory Note dated December 31, 1996 issued to
                  SmithKline Beecham Corporation (previously filed as an
                  exhibit to the Company's Report on Form 8-K dated January
                  15, 1997)
 10.24*           Security Agreement dated December 31, 1996 between Connetics and SmithKline Beecham Corporation (previously filed as an exhibit to the Company's Report on Form 8-K dated January
                  15, 1997)
 10.25+*          Supply Agreement dated December 31, 1996 between Connetics and SmithKline Beecham Corporation (previously filed as an exhibit to the Company's Report on Form 8-K dated January
                  15, 1997)
 10.26*           Structured Equity Line Flexible Financing Agreement dated
                  January 2, 1997 between Connetics and Kepler Capital LLC
                  (previously filed as an exhibit to the Company's Annual
                  Report on Form 10-K for the fiscal year ended December 31,
                  1996, and as Exhibit 10.1 to the Company's Form S-3
                  Registration Statement No. 333-45002)
 10.27*           Registration Rights Agreement dated January 2, 1997 between
                  Connetics and Kepler Capital LLC (previously filed as an
                  exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996)
 10.28(M)*        Form of Notice of Stock Option Grant to G. Kirk Raab for
                  stock option issued in January 1997 (previously filed as an exhibit to Form S-8 Registration Statement No. 333-04985)
 10.29*           Common Stock and Warrant Purchase Agreement dated May 15,
                  1997 by and among Connetics, Genentech, Inc. and certain
                  investors (previously filed as an exhibit to the Company's
                  Current Report on Form 8-K dated May 23, 1997)
 10.30*           Registration Rights agreement dated May 15, 1997 by and
                  among Connetics and certain investors (previously filed as an exhibit to the Company's Current Report on Form 8-K dated
                  May 23, 1997)
 10.31*           Form of Common Stock Purchase Warrant issued to certain
                  investors on May 16, 1997 (previously filed as an exhibit to the Company's Current Report on Form 8-K dated May 23, 1997)

 EXHIBIT NUMBER                           DESCRIPTION
 10.32*           Amendment dated November 13, 1997 to Secured Promissory Note dated December 31, 1996 issued to SmithKline Beecham
                  Corporation (previously filed as an exhibit to Form S-1
                  Registration Statement No. 333-41195)
 10.33*           Omnibus Agreement with SmithKline Beecham Corporation and
                  related entities dated December 18, 1997 (previously filed as an exhibit to Form S-1 Registration Statement No.
                  333-41195)
 10.34*           Canadian Asset Purchase Agreement with Pharmascience, Inc.
                  dated December 19, 1997 (previously filed as an exhibit to
                  Form S-1 Registration Statement No. 333-41195)
 10.35*           Supply Agreement with Pharmascience, Inc. dated December 19,
                  1997 (previously filed as an exhibit to Form S-1
                  Registration Statement No. 333-41195)
 10.36*+          License Agreement dated January 1, 1998 between Connetics
                  and Soltec Research Pty Limited (previously filed as an
                  exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)
 10.37*+          Agreement on Relaxin dated January 19, 1998 by and between
                  Connetics and Howard Florey Institute of Experimental
                  Physiology and Medicine (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)
 10.38*           Common Stock Purchase Agreement dated April 10, 1998 by and among Connetics and certain investors (previously filed as
                  Exhibit 10.1 to the Company's Report on Form 8-K dated May
                  6, 1998)
 10.39*+          Agreement dated as of April 23, 1998 between Connetics and
                  Suntory Limited (previously filed as Exhibit 10.1 to the
                  Company's Report on Form 10-Q for the quarter ended June 30,
                  1998)
 10.40*+          Second Omnibus Agreement with SmithKline Beecham Corporation and related entities dated April 28, 1998 (previously filed as an exhibit to the Company's Current Report on Form 8-K
                  filed May 6, 1998)
 10.41*+          License Agreement dated as of May 5, 1998 between Connetics and Genentech, Inc. (previously filed as Exhibit 10.2 to the
                  Company's Report on Form 10-Q for the quarter ended June 30,
                  1998)
 10.42*+          Supply Agreement dated as of May 5, 1998 between Connetics and Genentech, Inc. (previously filed as Exhibit 10.3 to the
                  Company's Report on Form 10-Q for the quarter ended June 30,
                  1998)
 10.43*           Stock Purchase Agreement dated May 5, 1998 between Connetics and Genentech, Inc. (previously filed as Exhibit 10.4 to
                  Form S-3 Registration Statement No. 333-69055)
 10.44*           Common Stock Purchase Agreement dated November 20, 1998 by and among Connetics and certain investors (previously filed as Exhibit 10.1 to Form S-3 Registration Statement No.
                  333-69055)
 10.45*           Registration Rights Agreement dated November 20, 1998 by and among Connetics and certain investors (previously filed as
                  Exhibit 10.2 to Form S-3 Registration Statement No.
                  333-69055)
 10.46*(M)        Secured Loan Agreement and associated documents dated
                  January 9, 1998, between Connetics and John L. Higgins
                  (previously filed as Exhibit 10.55 to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1998)
 10.47*(M)        Letter of Employment dated July 1, 1998 from Connetics to
                  Robert G. Lederer (previously filed as Exhibit 10.56 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1998)
 10.48*(M)        Loan Agreement and associated documents dated August 21,
                  1998, between the Company and Robert G. Lederer (previously filed as Exhibit 10.57 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1998)
 10.49*           Loan and Security Agreement between Silicon Valley Bank and the Company dated September 24, 1998, as modified December
                  22, 1998 pursuant to a Loan Modification Agreement
                  (previously filed as Exhibit 10.58 to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1998)

 EXHIBIT NUMBER                           DESCRIPTION
 10.50*(M)        Restricted Common Stock Purchase Agreement dated November 5,
                  1998 between the Company and Kirk Raab (previously filed as
                  Exhibit 10.59 to the Company's Annual Report on Form 10-K
                  for the year ended December 31, 1998)
 10.51*(M)        1998 Supplemental Stock Plan (previously filed as Exhibit
                  10.60 to the Company's Annual Report on Form 10-K for the
                  year ended December 31, 1998)
 10.52*           Industrial Building Lease dated November 20, 1998, by and
                  between the Company and West Bayshore Associates, a general partnership, et al. (previously filed as Exhibit 10.61 to
                  the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1998)
 10.53*+          Relaxin Scale-up and Bulk Supply Agreement effective as of
                  December 1, 1998, by and between the Company and Bender +
                  Co. Ges.m.b.H. (previously filed as Exhibit 10.62 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1998)
 10.54*           Amendment No. One to License Agreement, effective December
                  28, 1998, between Connetics and Genentech (previously filed as Exhibit 10.63 to the Company's Annual Report on Form 10-K
                  for the year ended December 31, 1998)
 10.55*           Amendment No. One to Stock Purchase Agreement, effective
                  December 28, 1998, between Connetics and Genentech
                  (previously filed as Exhibit 10.64 to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 1998)
 10.56*+          Relaxin Development, Commercialization and License Agreement
                  dated January 11, 1999 by and between Connetics and Medeva
                  Pharmaceuticals, Inc. (previously filed as Exhibit 10.65 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1998)
 10.57*           Common Stock Purchase Agreement, dated January 11, 1999, by and between Connetics and Medeva PLC (previously filed as
                  Exhibit 10.66 to the Company's Annual Report on Form 10-K
                  for the year ended December 31, 1998)
 10.58*           Registration Rights Agreement, dated January 11, 1999 by and between Connetics and Medeva PLC (previously filed as
                  Exhibit 10.67 to the Company's Annual Report on Form 10-K
                  for the year ended December 31, 1998)
 10.59*           Promotion Agreement effective as of April 1, 1999 between
                  the Company and MGI Pharma, Inc. (previously filed as
                  Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                  for the fiscal quarter ended March 30, 1999)
 10.60*           Co-promotion Agreement effective as of April 1, 1999 between the Company and MGI Pharma, Inc. (previously filed as
                  Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
                  for the fiscal quarter ended March 30, 1999)
 10.61*           Amendment No. Two to License Agreement, effective as of
                  January 15, 1999, between the Company and Genentech, Inc.
                  (previously filed as Exhibit 10.3 to the Company's Quarterly
                  Report on Form 10-Q for the fiscal quarter ended March 30,
                  1999)
 10.62*+          Amendment No. Three to License Agreement, effective as of
                  April 27, 1999, between the Company and Genentech, Inc.
                  (previously filed as Exhibit 10.4 to the Company's Quarterly
                  Report on Form 10-Q for the fiscal quarter ended March 30,
                  1999)
 10.63*(M)        Restricted Common Stock Purchase Agreement dated March 9,
                  1999 between the Company and Kirk Raab (previously filed as
                  Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q
                  for the fiscal quarter ended March 30, 1999)
 10.64*(M)        Restricted Common Stock Purchase Agreement dated March 9,
                  1999 between the Company and Thomas G. Wiggans (previously filed as Exhibit 10.6 to the Company's Quarterly Report on
                  Form 10-Q for the fiscal quarter ended March 30, 1999)
 10.65*           Collaboration Agreement dated April 27, 1999 between the
                  Company and InterMune Pharmaceuticals, Inc. (previously
                  filed as Exhibit 10.7 to the Company's Quarterly Report on
                  Form 10-Q for the fiscal quarter ended March 30, 1999)
 10.66*           Series A-1 and A-2 Preferred Stock Purchase Agreement dated
                  April 27, 1999 among the Company, InterMune Pharmaceuticals,
                  Inc., and various other investors (previously filed as
                  Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q
                  for the fiscal quarter ended March 30, 1999)

 EXHIBIT NUMBER                           DESCRIPTION
 10.67*+          Transition Agreement dated April 27, 1999 between the
                  Company and InterMune Pharmaceuticals, Inc. (previously
                  filed as Exhibit 10.9 to the Company's Quarterly Report on
                  Form 10-Q for the fiscal quarter ended March 30, 1999)
 10.68*+          Relaxin Development, Commercialization and License Agreement
                  dated July 7, 1999 between the Company and Paladin Labs Inc.
                  (previously filed as Exhibit 10.1 to the Company's Quarterly
                  Report on Form 10-Q for the fiscal quarter ended June 30,
                  1999)
 10.69*           Common Stock Purchase Agreement dated July 7, 1999 between the Company and Paladin Labs Inc. (previously filed as
                  Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
                  for the fiscal quarter ended June 30, 1999)
 10.70*           Registration Rights Agreement dated July 7, 1999 between the
                  Company and Paladin Labs Inc. (previously filed as Exhibit
                  10.3 to the Company's Quarterly Report on Form 10-Q for the
                  fiscal quarter ended June 30, 1999)
 10.71*+          License Agreement (Ketoconazole) dated July 14, 1999 between the Company and Soltec Research Pty Ltd. (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form
                  10-Q for the fiscal quarter ended June 30, 1999)
 10.72*           Stock Plan (2000) and form of Option Agreement (previously filed as Exhibit 4.4 to the Company's Form S-8 Registration
                  Statement No. 333-85155)
 10.73*+          Agreement dated December 9, 1999 between the Company and
                  Soltec Research Pty Ltd. (previously filed as Exhibit 10.75 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)
 10.74*           Common Stock Purchase Agreement dated June 20, 2000 between the Company and the investors named therein (previously
                  filed as Exhibit 10.1 to the Company's Current Report on
                  Form 8-K dated June 20, 2000 and filed with the Commission on July 18, 2000, Commission File No. 0-27406)
 10.75*           Registration Rights Agreement dated June 20, 2000 between
                  the Company and the investors named therein (previously
                  filed as Exhibit 10.2 to the Company's Current Report on
                  Form 8-K dated June 20, 2000 and filed with the Commission on July 18, 2000, Commission File No. 0-27406)
 10.76            2000 Non-Officer Employee Stock Plan (previously filed as
                  Exhibit 4.3 to the Company's Form S-8 Registration Statement
                  No. 333-46562)
 10.77(M)         Consulting Agreement effective April 1, 2000 between the
                  Company and Leon Panetta
 10.78(M)         Consulting Agreement dated January 10, 2001 between the
                  Company and Glenn Oclassen
 10.79*(C)        Share Sale Agreement dated March 21, 2001 among the Company,
                  F. H. Faulding & Co. Ltd., Faulding Healthcare, and
                  Connetics Australia Pty Ltd. (previously filed as Exhibit
                  2.1 to the Company's Current Report on Form 8-K dated March
                  20, 2001 and filed with the Commission on April 2, 2001,
                  Commission File No. 0-27406)
 23.1             Consent of Ernst & Young LLP, Independent Auditors

Key to Footnotes:

 * Incorporated by this reference to the previous filing, as indicated.
(M) This item is a management compensatory plan or arrangement required to be listed as an exhibit to this Report pursuant to Item 601(b)(10)(iii) of Regulation S-K.
(C) We have omitted certain portions of this Exhibit and have requested confidential treatment of such portions from the SEC.
 + We have requested and the SEC has granted confidential treatment for certain portions of this Exhibit.

                             CONNETICS CORPORATION
                               FORM 10-K (ITEM 8)
                   LIST OF CONSOLIDATED FINANCIAL STATEMENTS

     The following Financial Statements and Report of Independent Auditors are filed as part of this Report:

- ------------------------------------------------------------------
                                                              PAGE
- ------------------------------------------------------------------
Report of Ernst & Young LLP, Independent Auditors             F-2
Consolidated Balance Sheets                                   F-3
Consolidated Statements of Operations                         F-4
Consolidated Statement of Stockholders' Equity                F-5
Consolidated Statements of Cash Flows                         F-6
Notes to Consolidated Financial Statements                    F-7
- ------------------------------------------------------------------

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

BOARD OF DIRECTORS AND STOCKHOLDERS
CONNETICS CORPORATION

     We have audited the accompanying consolidated balance sheets of Connetics Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Connetics Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, in 2000 the Company changed its method of accounting for nonrefundable license fee revenue.

                                                               ERNST & YOUNG LLP

Palo Alto, California
February 2, 2001

                             CONNETICS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
- --------------------------------------------------------------------------------

                                                                  December 31,
                                                              ---------------------
                                                              ---------------------
                                                                2000        1999
- -----------------------------------------------------------------------------------
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                   $ 58,577    $   8,460
  Short-term investments                                        21,607       17,839
  Accounts receivable, net                                       2,749        1,608
  Other current assets                                             545          817
- -----------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS                                     83,478       28,724
Property and equipment, net                                      1,807        1,505
Deposits and other assets                                          428          181
- -----------------------------------------------------------------------------------
TOTAL ASSETS                                                  $ 85,713    $  30,410
- -----------------------------------------------------------------------------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                            $  5,208    $   4,988
  Accrued liabilities                                            2,271        1,945
  Current portion of deferred revenue                              132           --
  Accrued process development expenses                           1,736        3,296
  Accrued payroll and related expenses                           1,797        1,453
  Current portion of notes payable                                 750        2,541
  Other current liabilities                                        517        1,053
  Current portion of capital lease obligations                      37           47
- -----------------------------------------------------------------------------------
       Total current liabilities                                12,448       15,323
Non-current portion of capital lease obligations and
  long-term debt                                                    --          799
Deferred revenue                                                   659           --
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.001 par value:
     5,000,000 shares authorized; none issued or outstanding
     in 2000 and 1999                                               --           --
  Common stock, $0.001 par value, and additional paid-in
     capital:
     50,000,000 shares authorized; shares issued and
     outstanding: 29,684,854 in 2000 and 26,903,716 in 1999    159,242      133,963
  Deferred compensation                                            (21)         (39)
  Accumulated deficit                                          (92,756)    (119,752)
  Accumulated other comprehensive income                         6,141          116
- -----------------------------------------------------------------------------------
       Total stockholders' equity                               72,606       14,288
- -----------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                    $ 85,713    $  30,410
- -----------------------------------------------------------------------------------

          See accompanying Notes to Consolidated Financial Statements.

                             CONNETICS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- --------------------------------------------------------------------------------

                                                                 Years Ended December 31,
                                                             --------------------------------
                                                             --------------------------------
                                                               2000        1999        1998
- ---------------------------------------------------------------------------------------------
REVENUES:
  Product                                                    $ 20,095    $ 16,595    $  7,473
  License                                                      20,679      10,311       1,648
- ---------------------------------------------------------------------------------------------
       Total revenues                                          40,774      26,906       9,121
OPERATING COSTS AND EXPENSES:
  Cost of product revenues                                      3,868       5,229       1,374
  License amortization                                             --       6,160       6,720
  Research and development                                     21,875      21,309      11,446
  Selling, general and administrative                          26,673      20,834      11,680
  Charge for in process research and development                   --       1,000       4,000
- ---------------------------------------------------------------------------------------------
  Total operating costs and expenses                           52,416      54,532      35,220
LOSS FROM OPERATIONS                                          (11,642)    (27,626)    (26,099)
OTHER INCOME (EXPENSE):
  Interest and other income                                     2,108       1,211         808
  Gain on sale of investment                                   42,967          --          --
  Interest expense                                               (235)       (868)     (1,304)
- ---------------------------------------------------------------------------------------------
  Income before income taxes and cumulative effect of a
     change in accounting principle                            33,198     (27,283)    (26,595)
- ---------------------------------------------------------------------------------------------
  Income tax provision                                         (1,010)
- ---------------------------------------------------------------------------------------------
  Income (loss) before cumulative effect of change in
     accounting principle                                      32,188     (27,283)    (26,595)
  Cumulative effect of change in accounting principle          (5,192)         --          --
- ---------------------------------------------------------------------------------------------
  Net income (loss)                                          $ 26,996    $(27,283)   $(26,595)
- ---------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE --
  Income (loss) per share before cumulative effect of
     change in accounting principle                          $   1.13    $  (1.21)   $  (1.61)
  Cumulative effect of change in accounting principle        $  (0.18)         --          --
  Net income (loss) per share                                $   0.95    $  (1.21)   $  (1.61)
DILUTED EARNINGS PER SHARE --
  Income (loss) per share before cumulative effect of
     change in accounting principle                          $   1.07    $  (1.21)   $  (1.61)
  Cumulative effect of change in accounting principle        $  (0.17)         --          --
  Net income (loss) per share                                $   0.90    $  (1.21)   $  (1.61)
  Shares -- basic net income (loss) per share                  28,447      22,619      16,533
  Shares -- diluted income per share                           30,086      22,619      16,533

  Pro forma amounts assuming the accounting change was
     applied retroactively:
  Net income (loss)                                            32,188     (30,968)    (28,102)
  Net income (loss) per share
     Basic                                                   $   1.13    $  (1.37)   $  (2.69)
     Diluted                                                 $   1.07    $  (1.37)   $  (2.69)
- ---------------------------------------------------------------------------------------------

          See accompanying Notes to Consolidated Financial Statements.

                             CONNETICS CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

- ---------------------------------------------------------------------------------------------------------------------------------
                                               COMMON
                                NUMBER OF    STOCK AND                                               ACCUMULATED
                                 COMMON      ADDITIONAL                                                 OTHER           TOTAL
                                 SHARES       PAID IN       NOTES        DEFERRED     ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'
                               OUTSTANDING    CAPITAL     RECEIVABLE   COMPENSATION     DEFICIT        INCOME          EQUITY
- ---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997     13,244       $ 77,518       $(75)        $(763)       $ (65,873)      $    2         $ 10,809
Common stock issued under
 stock option and purchase
 plans                              337            513         --            --               --           --              513
Conversion of Series A
 preferred stock and accrued
 dividends                          251            604         --            --               (1)          --              603
Common stock issued pursuant
 to private placements, net       5,330         22,671         --            --               --           --           22,671
Issuance of common stock and
 amendment to guaranteed
 market value of common stock
 issued to                        1,038           (308)        --            --               --           --             (308)
Common stock issued pursuant
 to license agreements              382          4,010         --            --               --           --            4,010
Payment of notes receivable
 and repurchase of common
 stock                               (5)           (14)        10            --               --           --               (4)
Deferred compensation, net           --            291         --           461               --           --              752
Comprehensive loss:
 Net loss                            --             --         --            --          (26,595)          --          (26,595)
 Unrealized gain on
   investments                       --             --         --            --               --            1                1
                                                                                                                      --------
Comprehensive loss                                                                                                     (26,594)
- ---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998     20,577        105,285        (65)         (302)         (92,469)           3           12,452
Common stock issued under
 stock option and purchase
 plans                              542            916         --            --               --           --              916
Issuance of common stock
 pursuant to license
 agreements                         672          5,120         --            --               --           --            5,120
Issuance of common stock
 pursuant to secondary
 offering, net                    4,920         21,933         --            --               --           --           21,933
Issuance of common stock and
 amendment to guaranteed
 market value of common stock
 issued to Genentech                229             --         --            --               --           --               --
Payment of notes receivable         (36)          (315)        65            --               --           --             (250)
Deferred compensation, net           --          1,024         --           263               --           --            1,287
Comprehensive loss:
 Net loss                            --             --         --            --          (27,283)          --          (27,283)
 Unrealized gain on
   investments                       --             --         --            --               --          113              113
                                                                                                                      --------
Comprehensive loss                                                                                                     (27,170)
- ---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999     26,904       $133,963       $ --         $ (39)       $(119,752)      $  116         $ 14,288
Common stock issued under
 stock option and purchase
 plans                              561          2,298         --            --               --           --            2,298
Issuance of common stock
 pursuant to license
 agreements                          90            561         --            --               --           --              561
Issuance of common stock
 pursuant to private
 placement                        2,010         19,980         --            --               --           --           19,980
Issuance of common stock
 pursuant to equity line            100            814         --            --               --           --              814
Exercise of warrants                 20            247         --            --               --           --              247
Stock compensation expense                       1,092         --            --               --           --            1,092
Tax benefit realized from
 stock option exercises                            287         --            --               --           --              287
Deferred compensation, net                          --         --            18               --           --               18
Comprehensive income:
 Net income                                         --         --            --           26,996           --           26,996
 Unrealized gain on
   investments                                      --                       --               --        6,025            6,025
                                                                                                                      --------
Comprehensive income                                                                                                    33,022
- ---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000     29,685       $159,242       $ --         $ (21)       $ (92,756)      $6,141         $ 72,606
- ---------------------------------------------------------------------------------------------------------------------------------

          See accompanying Notes to Consolidated Financial Statements.

                             CONNETICS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

- ---------------------------------------------------------------------------------------------
                                                                 Years Ended December 31,
                                                             --------------------------------
                                                               2000        1999        1998
- ---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $ 26,996    $(27,283)   $(26,595)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                                764       6,665       7,488
     Gain on sale of investment                               (42,967)         --          --
     Technology acquired in exchange for note payable and
       other long-term liability                                   --          --       4,010
     Stock compensation expense                                 1,092
     Amortization of deferred compensation                         18       1,287         752
     Tax benefit realized from stock option exercises             287          --          --
     Accrued interest on notes payable                             --          --         519
  Changes in assets and liabilities:
     Accounts receivable, net                                  (1,141)     (1,123)      1,042
     Current and other assets                                      25        (255)         18
     Accounts payable                                             220       3,759        (263)
     Accrued and other current liabilities                     (1,426)      2,829       1,038
     Deferred revenue                                             791          --          --
- ---------------------------------------------------------------------------------------------
  Net cash used in operating activities                       (15,341)    (14,121)    (11,991)
- ---------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                         (23,148)    (12,852)    (10,969)
  Sales and maturities of short-term investments               68,372       3,438       8,552
  Purchases of property and equipment                          (1,066)       (882)       (176)
  Payment for licensed assets and product rights                   --          --        (308)
- ---------------------------------------------------------------------------------------------
  Net cash provided by (used in) investing activities          44,158     (10,296)     (2,901)
- ---------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments of) debt                             (1,000)     (2,250)      4,000
  Payment of notes payable                                     (1,553)     (6,300)     (3,200)
  Payments on obligations under capital leases                    (47)       (531)     (2,836)
  Proceeds from issuance of common stock, net                  23,900      27,250      23,184
- ---------------------------------------------------------------------------------------------
  Net cash provided by financing activities                    21,300      18,169      21,148
- ---------------------------------------------------------------------------------------------
  Net change in cash and cash equivalents                      50,117      (6,248)      6,256
  Cash and cash equivalents at beginning of year                8,460      14,708       8,452
- ---------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of year                   $ 58,577    $  8,460    $ 14,708
- ---------------------------------------------------------------------------------------------
SUPPLEMENTARY INFORMATION:
  Interest paid                                              $    235    $    864    $    698
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Conversion of notes payable into common stock              $     --    $    719    $     --
  Deferred compensation related to stock options, purchase
     rights and purchase plan                                $     --    $    747    $    470
  Issuance of common stock for licensed assets and product
     rights                                                  $     --    $     --    $  4,010
  Preferred dividends on redeemable preferred stock, series
     A                                                       $     --    $     --    $      1
  Conversion of redeemable preferred stock, series A and
     preferred dividends into common stock                   $     --    $     --    $    604
- ---------------------------------------------------------------------------------------------

          See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     Connetics Corporation was incorporated in the State of Delaware on February 8, 1993. Since our inception we have principally been involved in the development of therapeutics for a variety of human diseases and disorders. Since our inception, we have completed numerous financings, secured operating facilities, and entered a variety of business development opportunities.

     In December 1996, we transitioned from a purely development focused company to a company focused on both development and commercialization of pharmaceuticals, when we acquired exclusive U.S. and Canadian rights to Ridaura(R), a product to treat rheumatoid arthritis, from SmithKline Beecham Corporation and related entities (now GlaxoSmithKline). Our launch of Ridaura in 1997 signified the beginning of our transition from purely product development to a revenue-based sales and marketing company. In 1998, we formed a wholly-owned subsidiary corporation, InterMune Pharmaceuticals, Inc. (InterMune) to further develop and market certain patent rights and know-how to interferon gamma in the United States through an exclusive license from Genentech, Inc. (see Note 5). In March 1999, we received marketing clearance from the FDA to sell Luxiq and in April 1999, we launched Luxiq. In 1999, we filed an NDA for OLUX. In May 2000, OLUX was approved and in November 2000 we began selling the product. We cannot assure you that any of our other potential products will be successfully developed, receive the necessary regulatory approvals or be successfully commercialized. Accordingly, our ability to continue our development and commercialization activities is dependent upon the ability of our management to obtain substantial additional financing.

Liquidity and Financial Viability

     In the course of our development activities, we have sustained continuing operating losses and expect such losses to continue for the next few years. Our future capital uses and requirements depend on numerous factors, including the level of product revenues, the possible acquisition of new products and technologies, the development of commercialization activities, the progress of our research and development programs, the progress of clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, and enforcing patent claims and other intellectual property rights, competing technological and market developments, and our ability to establish collaborative arrangements. Therefore, our uses of capital and our requirements may increase in future periods. As a result, we may require additional funds before we are able to sustain profitability and we may attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources.

     We currently have no commitments for any additional financings, and we cannot assure you that additional funding will be available to finance our ongoing operations when needed or, if available, that the terms for obtaining such funds will be favorable or will not result in dilution to the our stockholders. If we are not able to obtain sufficient funds, we could be required to delay, scale back or eliminate some or all of our research and development programs, to limit the marketing of our products or to license to third parties the rights to commercialize products or technologies that we would otherwise seek to develop and market ourselves.

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, InterMune Pharmaceuticals, Inc. (InterMune), through April 28, 1999, when InterMune became an independent company through capital venture funding and a portion of our original investment in InterMune was returned to us. At that date our investment in InterMune was diluted from 100 percent to nine percent and we began accounting for our investment using the cost method. Material intercompany balances and transactions have been eliminated. Certain prior year balances have been reclassified for comparative purposes.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents and Short-term Investments

     Cash and cash equivalents consist of cash on deposit with banks and money market instruments with original maturity of 90 days or less at the date of purchase. Investments with maturities beyond three months at the date of acquisition and that mature within one year from the balance sheet date are considered to be short-term investments. Short-term investments are classified as available-for-sale at the time of purchase and are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. The cost of securities sold is based on the specific identification method.

     We believe we have established guidelines for investment of its excess cash relative to diversification and maturities that maintain safety and liquidity.

Fair Value of Financial Instruments

     The fair value of our cash equivalents and investments is based on quoted market prices. The fair value of capital lease obligations, capital loans and long-term debt is based on current interest rates available to us for debt instruments with similar terms, degrees of risk, and remaining maturities. The carrying amount of cash, cash equivalents and short-term investments, notes receivable from related parties, notes payable, loans and debt are considered to be representative of their respective fair values at December 31, 2000 and 1999.

Property and Equipment

     Property and equipment is stated at cost and depreciated using the straight-line method over the useful lives of the assets, generally three to five years. Leasehold improvements and assets acquired under capital lease arrangements are amortized over the shorter of the estimated useful lives of the assets or the lease term.

Research and Development

     We charge research and development costs to expense as they are incurred.

Inventories

     Inventories consist primarily of finished good and supplies and are valued at the lower of cost or market. In general, cost is determined on the basis of average cost or first-in, first-out methods.

Revenue Recognition

     Product Sales and Royalty Revenue. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, when title has passed upon shipment, the price is fixed and determinable, and collectibility is reasonably assured. We establish allowances for estimated returns, rebates and chargebacks. We are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. To date we have not experienced significant returns of expired product.

     Contract Revenue. We record contract revenue for research and development, or R&D, as it is earned based on the performance requirements of the contract.

     We recognize non-refundable contract fees for which no further performance obligations exist, and for which Connetics has no continuing involvement, on the earlier of when the payments are received or when collection is assured.

     Commencing January 1, 2000, we recognize revenue from non-refundable upfront license fees ratably over the development period when, at the execution of the agreement, the development period involves significant risk due to the incomplete stage of the product's development.

     We recognize revenue associated with performance milestones based upon the achievement of the milestones, as defined in the respective agreements. We recognize revenue under R&D cost reimbursement contracts as the related costs are incurred.

     Royalty expense directly related to product sales are classified in cost of sales. Royalty expense, totaled $2.1 million in 2000, $2.6 million in 1999, and $0.6 million in 1998.

     We previously recognized non-refundable license fees received in connection with collaborative agreements as revenue when we received the fees, when the technology had been transferred, and when all significant contractual obligations of Connetics relating to the fees had been fulfilled. Effective January 1, 2000, we changed our method of accounting for non-refundable license fees to recognize such fees over the expected research and development period. We believe the change in accounting principle is preferable based on guidance in SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements."

     The $5.2 million cumulative effect of the change in accounting principle, calculated as of January 1, 2000, was reported as a charge in the year ended December 31, 2000. The cumulative effect was initially recorded as deferred revenue and is being recognized as revenue over the research and development period of the agreements. During the year ended December 31, 2000, the impact of this change in accounting method (excluding the cumulative effect itself) increased net income by $4.4 million (net of tax of 0.005 per share) or $0.15 per share. This increase consists of $4.9 million revenue deferred in the cumulative effect that was recognized as income in 2000 under the new accounting method, offset by the impact of deferring upfront fees received in 2000. During 2000, approximately $4.1 million of revenue deferred as a component of the cumulative effect charge was fully recognized in the fourth quarter when two of our collaboration partners terminated their agreements with us as a result of the failure of relaxin to meet the primary endpoint in the Phase III trial, and Connetics was released from further obligations. The unamortized balance of deferred revenue at December 31, 2000 of approximately $791,000 is expected to be recognized as revenue during the years ending 2001 through 2006. The pro forma amounts presented in the statement of operations were calculated assuming the accounting change had been in effect for prior periods, and was made retroactive to prior periods.

Concentrations of Credit Risk

     Financial instruments that potentially subject us to concentration of credit risk consist principally of investments in debt securities and trade receivables. Management believes the financial risks associated with these financial instruments are minimal. We maintain our cash, cash equivalents and investments with high-quality financial institutions. We do not require collateral on accounts receivable. We contract with independent sources to manufacture our products. For each of our products, we rely on one manufacturer for the production of the product. If any of these manufacturers is unable to fulfill our supply requirements, our future results could be negatively impacted. We sell our products to distributors in the United States. For the year ended December 31, 2000, four customers represented 32%, 27%, 15% and 11% of total product sales. For the year ended December 31, 1999, three customers represented 29%, 28%, and 18% of total product sales. For the year ended December 31, 1998, four customers represented 29%, 23%, 18%, and 11% of total product sales. For the year ended December 31, 2000, three customers represented 45%, 26%, and 10% of outstanding trade receivables. For the year ended December 31, 1999, four customers represented 41%, 18%, 14%, and 11% of outstanding trade receivables.

Comprehensive Income (Loss)

     Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). The only component of other comprehensive income
(loss) is unrealized gains and losses on our available-for-sale securities. Comprehensive income (loss) has been disclosed in the Consolidated Statement of Stockholders' Equity.

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

Advertising

     We expense advertising costs as we incur them. Advertising costs were $292,000, $293,000 and $204,000 for the years ended December 31, 2000, 1999 and
1998 respectively.

Stock-Based Compensation

     Connetics generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair value of the shares on the date of grant. As allowed under the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), Connetics has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in our financial statements in connection with stock options granted to employees with exercise prices not less than fair value. Deferred compensation for options granted to employees is determined as the difference between the deemed fair market value of our common stock on the date options were granted and the exercise price.

     We have determined compensation expense for options granted to non-employees in accordance with SFAS 123 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for options granted to non-employees is periodically re-measured as the underlying options vest.

Net Income (loss) Per Share

     Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average of common and diluted equivalent stock options and warrants outstanding during the period. We excluded all stock option and warrants from the calculation of diluted loss per common share for the years ended December 31, 1999 and 1998 because these securities are anti-dilutive during those years.

Disclosure about Segments of an Enterprise and Related Information

     We operate in one segment, the development and commercialization of therapeutics and pharmaceuticals. For the years ended December 31, 2000 and 1999, all our product sales were to customers in the United States. Revenues by product are as follows for the years ended December 31 (in thousands):

- -------------------------------------------------------------------------------------
                                                                 December 31,
                                                         ----------------------------
                                                          2000       1999       1998
- -------------------------------------------------------------------------------------
Luxiq                                                    $10,973    $ 6,025    $   --
Ridaura                                                    6,013      5,737     7,473
Actimmune                                                  1,898      4,833        --
OLUX                                                       1,211         --        --
- -------------------------------------------------------------------------------------
                                                         $20,095    $16,595    $7,473
- -------------------------------------------------------------------------------------

Recent Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that we recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We are required to adopt SFAS 133 effective January 1, 2001. Because we do not hold any derivative instruments and do not engage in hedging activities, we do not believe that adopting SFAS 133 will have and impact on our financial position or results of operations.

2.  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The following tables summarize our available-for-sale investments as of December 31, 2000 and 1999 (in thousands):

- ------------------------------------------------------------------------------------------
                                                        DECEMBER 31, 2000
                                       ---------------------------------------------------
                                                      Gross         Gross
                                       Amortized    Unrealized    Unrealized    Estimated
                                       Cost           Gains          Loss       Fair Value
- ------------------------------------------------------------------------------------------
Corporate debt                          $13,146       $    2         $ --        $13,148
Commercial paper                          1,690                        (1)         1,689
Equity securities                           630        6,140           --          6,770
Money market funds                          423           --           --            423
- ------------------------------------------------------------------------------------------
     Total                               15,889        6,143           (1)        22,030
Less amount classified as cash
  equivalents                              (423)          --           --           (423)
- ------------------------------------------------------------------------------------------
          Total short-term
            investments                 $15,466       $6,142         $ (1)       $21,607
- ------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------
                                                        DECEMBER 31, 1999
                                       ---------------------------------------------------
                                                    Gross         Gross
                                       Amortized    Unrealized    Unrealized    Estimated
                                       Cost         Gains         Loss          Fair Value
- ------------------------------------------------------------------------------------------
Corporate debt                          $14,307       $   --         $(15)       $14,292
Commercial paper                          6,313            2           --          6,315
Equity securities                           433          129           --            562
Money market funds                        1,005           --           --          1,005
- ------------------------------------------------------------------------------------------
     Total                               22,058          131          (15)        22,174
Less amount classified as cash
  equivalents                            (4,334)          (1)          --         (4,335)
- ------------------------------------------------------------------------------------------
          Total short-term
            investments                 $17,724       $  130         $(15)       $17,839
- ------------------------------------------------------------------------------------------

The gross realized gains on sales of available-for-sale investments for the years ended December 31, 2000 and 1999 totaled $43,116,000 and $588,000, respectively, and gross realized losses for the same periods totaled $82,000 and $31,000, respectively. Realized gains and losses were calculated based on the specific identification method. The average maturity of our available-for-sale securities was less than one year.

3.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

- --------------------------------------------------------------------------------
                                                                 December 31,
                                                              ------------------
                                                               2000       1999
- --------------------------------------------------------------------------------
Laboratory equipment                                          $ 2,915    $ 2,360
Computer equipment                                              1,034        770
Furniture and fixtures                                            772        574
Leasehold improvements                                            760        760
- --------------------------------------------------------------------------------
                                                                5,481      4,464
Less accumulated depreciation and amortization                 (3,674)    (2,959)
- --------------------------------------------------------------------------------
Property and equipment, net                                   $ 1,807    $ 1,505
- --------------------------------------------------------------------------------

     Property and equipment includes assets under capitalized leases at December 31, 2000 and 1999 of approximately $1.0 million. Accumulated amortization related to leased assets was approximately $1.0 million at December 31, 1999 and 2000. There were no new capitalized leases for the years ended December 31, 2000 or 1999.

4.  RESEARCH AND LICENSE AGREEMENTS

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

     In December 1999, we entered into a comprehensive licensing agreement with Soltec for exclusive rights to certain applications of a broad range of unique topical delivery technologies, including aerosol foam formulations and Soltec's patented Liquipatch(TM) technology. We paid Soltec a $500,000 license fee upon signing of agreement and issued 80,154 shares of our common stock in January 2000 valued at $500,000. The $1.0 million was charged to research and development expense. In addition, we will also be required to pay Soltec certain development and commercialization milestones and royalties on sales. On March 21, 2001, we entered into an agreement to acquire Soltec. For details, see Note 15.

Ridaura Agreements

     In December 1996, we acquired exclusive United States and Canadian rights to Ridaura, a disease modifying anti-rheumatic drug, from SmithKline (now GlaxoSmithKline) (as amended in 1997 and 1998, referred to as the SKB Agreement). Under the SKB Agreement, we paid $3.0 million in cash in January 1997, issued a non-interest bearing $11.0 million promissory note, issued 637,733 shares of common stock with a guaranteed value of $9.0 million at December 31, 1997, and are obligated to pay up to $6.0 million in royalty payments based on future product sales, for a potential aggregate consideration of up to $29.0 million.

     We determined the useful life of the acquired asset to be three years and have fully amortized the acquired asset as of December 31, 1999. We recorded amortization expense of zero in 2000, $6.2 million in 1999, and $6.7 million in 1998. Accumulated amortization was zero in 2000, $20.6 million at December 31, 1999, and $14.4 million at December 31, 1998.

     We are required to pay interest at prime rate plus 3% per year on the principal amount outstanding of $5.3 million from January 5, 1999 through April 1, 2000. We paid GlaxoSmithKline $3.6 million in principal and interest in 1998; we paid GlaxoSmithKline $6.7 million in principal and interest in 1999, including the January 3, 2000 payment, which we paid in October 1999, and we paid GlaxoSmithKline $1.6 million in principal and interest in 2000. At December 31, 2000, there were no amounts outstanding.

     Under the SKB Agreement, the guaranteed value of the common stock was revised from $9.0 million to $8.0 million based on the fair market value of our common stock on April 1, 1998, with a maximum of 1,675,512 shares to be issued in total. As of April 1, 1998, the aggregate fair market value of the shares previously issued under the agreement was less than $8.0 million and, as a result, we issued an additional 1,037,779 shares of common stock and paid additional cash consideration of approximately $308,000 to GlaxoSmithKline in fulfillment of our obligation to issue equity to GlaxoSmithKline under the SKB Agreement.

     Under a related Supply Agreement, GlaxoSmithKline will manufacture and supply Ridaura, in final package form, to us for an initial term through December 2001. Under a Supply Agreement with Pharmascience, we intend, through our relationship with GlaxoSmithKline or other future vendors, to supply Ridaura exclusively in Canada to Pharmascience.

License Agreements:  Genentech

     Relaxin. In September 1993, we entered into an agreement with Genentech, Inc., which was subsequently amended in July 1994, for an exclusive right to make, use and sell certain products arising from recombinant human relaxin in a defined field. In April 1996, we acquired worldwide rights to relaxin from Genentech. In 1994, we incurred a liability of $684,000 for the purchase of research materials and payment of technology transfer costs under the agreement. In April 1999, we issued 95,815 shares to Genentech with a fair market value of $709,000 to satisfy this obligation. We will also pay to Genentech royalties on sales of products arising from relaxin, if any.

     Interferon Gamma. In December 1995, we entered into a license agreement with Genentech to acquire exclusive development and marketing rights to interferon gamma in the United States for dermatologic indications. In May 1998, we amended and restated this agreement and entered into a new license agreement that granted us an exclusive license under certain patent rights and know-how to ACTIMMUNE(R) (interferon gamma). Under the terms of the agreement, we issued Genentech 380,048 shares of its common stock valued at $2.0 million at the time of closing with a guaranteed value of $4.0 million at the second closing date, originally set as December 28, 1998. Based on that provision, in December 1999 we issued an additional 228,882 shares of Common Stock to Genentech to bring the value of the consideration to $4.0 million. We recorded a $4.0 million non-cash license fee charge in 1998. We formed a subsidiary, InterMune Pharmaceuticals, Inc., to develop Actimmune. In April 1999, InterMune became an independent company, and in March 2000, InterMune became a public company. Effective April 1, 2000 we assigned to InterMune our remaining revenue rights and obligations under the license with Genentech and the corresponding supply agreement. In exchange, InterMune paid us approximately $5.2 million; an additional $0.9 million is payable at the end of March 2001. InterMune will pay us a royalty on Actimmune sales beginning January 1, 2002. In addition, we have retained the product rights for potential dermatological applications. We recorded sales of Actimmune of approximately $1.8 million during the first quarter of 2000; commencing in the second quarter, InterMune acquired all remaining rights to sell Actimmune.

Agreement with Xoma

     In December 1999 we sold all of our rights to T-cell receptor (TCR) vaccines technology to The Immune Response Corporation. We acquired our rights in June 1994, pursuant to a Technology Acquisition Agreement with XOMA Corporation under which we were granted the exclusive right to make, use and sell certain products under a sublicense agreement. In addition to two promissory notes (which were repaid in 1996), we accrued additional consideration of $500,000 (included in the current portion of notes payable and other liabilities at December 31, 1999). The Immune Response Corporation assumed all of our obligations under the agreement. Connetics received a cash payment of $100,000 in 1999 and IRC common stock valued at $433,000, and will receive additional cash, and royalties on future sales of products.

Relaxin Development, Commercialization and Supply Agreements

     In April 1998, we entered into a development, commercialization and supply agreement with Suntory Pharmaceuticals (Suntory), a division of Suntory Limited of Osaka, Japan, for relaxin for the treatment of scleroderma. Under the terms of the agreement, Suntory paid us a total of $2.5 million in non-refundable license and development fees. In October 2000, following the announcement of the results of our Phase III clinical trial for scleroderma, Suntory notified us that they were terminating the agreement in accordance with its terms.

     In January 1999, we entered into a development, commercialization and supply agreement with Medeva PLC (now Celltech Group PLC) of the United Kingdom for certain therapeutic indications pertaining to relaxin in Europe. Under the terms of the agreement, Celltech paid a total of $20.0 million representing a $4.0 million contract fee, a $4.0 million equity investment, and a $5.0 million milestone payment, plus reimbursement of 50% of our product development costs in the U.S. during the term of the agreement. In October 2000, following the announcement of the results of our Phase III clinical trial for scleroderma, Celltech notified us that they were terminating the agreement in accordance with its terms. As of December 31, 2000, we have no further development obligations under the agreement and we are winding down the contract; all rights will revert to us in April 2001. We have discontinued our development program related to relaxin for scleroderma. As a result, we recorded an accrual for $372,000 related to costs we were contractually obligated to pay principally to contract research organizations. These costs only related to the scleroderma trials and do not provide future benefit for any other trials.

     In July 1999, we entered into a development, commercialization and supply agreement with Paladin Labs Inc., a Canadian corporation, for relaxin. Under the terms of the agreement, we received an initial sum of $800,000, which includes payments for development fees and an equity investment. In addition, we will receive semi-annual development payments and potential milestone payments of approximately $2.4 million over the next several years. Paladin is responsible for all development and commercialization activities in Canada, and will pay royalties on all sales of relaxin in Canada. For the year ended December 31, 1999, we recorded $0.4 million in contract revenue under this agreement. For the year ended December 31, 2000, we recorded $0.7 million in contract revenue under this agreement.

     In April 2000, we entered into a collaboration and exclusive license agreement with Faulding for the development and commercialization of relaxin in Australia. Under the terms of the agreement, Faulding paid $510,000 for the initial license of relaxin for the treatment of scleroderma. Although we have discontinued our development efforts for relaxin for scleroderma, Faulding has indicated that it will continue the collaboration for other indications. We may receive additional milestone payments for the approval of additional indications for relaxin in Australia. Faulding is responsible for all development and commercialization activities in Australia, and will pay royalties on all sales of relaxin in Australia.

Promotion Agreements

     In March 1999, we entered into two agreements with MGI Pharma, Inc. (MGI). Under the terms of the agreements, MGI promoted Ridaura and Luxiq to the rheumatology market in the United States in exchange for promotional fees. This arrangement was to take advantage of MGI's specialty sales force that calls on rheumatologists in the United States, and allowed us to focus our attention on the dermatology marketplace. For the years ended December 31, 2000 and 1999, respectively, we recorded $1.0 million and $750,000 in promotional fee expense. We terminated the agreements in accordance with their terms in September 2000, and MGI has ceased to promote either product.

     In September 1999, we entered into an agreement with Ventiv Health US Sales (formerly Snyder Healthcare Sales, Inc.), to promote Luxiq to the dermatology market in the United States in exchange for promotional fees comprised of both fixed and variable expenses dependant upon the scope of services provided. For the years ended December 31, 2000 and 1999, we recorded $1.6 million and $47,000, respectively, in promotional fee expense. In February 2001, we gave notice under the agreement of our intent to terminate the agreement effective May 11, 2001.

5.  FINANCING ARRANGEMENTS

Long-Term Debt

     On September 24, 1998, we entered into a term Loan and Security Agreement (the Term Loan) with a bank (the Lender), which was modified on December 22, 1998, under which we borrowed $4.0 million. The Term Loan bears interest at prime rate plus 1.25% (8.98% at December 31, 2000) with interest only payments for the first twelve months (through September 23, 1999), and is to be repaid thereafter in forty-eight (48) equal monthly installments of principal plus accrued interest. On the first anniversary of the loan, we had the right to elect whether the aggregate Term Loan outstanding will bear interest at (i) a floating rate equal to prime rate plus 1.25% or (ii) a fixed rate equal to 4.5 percentage points above the yield of the 48-month Treasury Bill (fixed at the time of election). We elected for the Term Loan to bear interest prime plus 1.25%. In October 1999, we made a $2.25 million payment to reduce the principal loan balance down to $1.75 million. In conjunction with the Term Loan, we granted the Lender a first priority security interest in our presently existing intellectual property collateral, as defined in the loan documents. Covenants governing the Term Loan require the maintenance of certain financial ratios, and if we do not meet the covenants during the loan period, a restricted cash pledge must be made against 100% of the outstanding loan balance. Principal maturities of the debt under the Term Loan at December 31, 2000 was $0.75 million.

Structured Equity Line Flexible Financing

     We entered into a three year Structured Equity Line Flexible Financing Agreement (the Equity Line) with Kepler Capital LLC (Kepler) on January 2, 1997, and the equity line under the agreement became available to us beginning December 1, 1997. The agreement expired on December 1, 2000. The equity line agreement allowed us to access up to $25 million through sales of our common stock. Under the terms of the agreement we could obtain from $500,000 to $2,000,000 at any one time through a sale of common stock to Kepler, subject to the satisfaction of certain conditions, including minimum volume requirements and a minimum trading price of $7.00 per share over a specified period. In addition, under the terms of the agreement we were required to sell $500,000 of our common stock from time to time if the price per share exceeded $10.00 and certain volume conditions were met. Over the term of the equity line agreement we received a total of $792,000 in net proceeds.

     As a commitment fee under the equity line agreement, on January 2, 1997 we issued Kepler a five-year warrant to purchase 250,000 shares of our common stock at an exercise price of $8.25 per share. The agreement also required that we issue Kepler warrants to purchase up to 25,000 shares of our common stock on December 1, 1998, 1999 and 2000, at an exercise price equal to 110% of the closing price of our common stock as quoted on the Nasdaq National Market on the date the warrant was issued.

     In January 2000, Kepler exercised its right to require us to draw down $500,000 against the equity line in exchange for our common stock, and we issued 58,438 shares to Kepler at a purchase price of $8.556 on February 10, 2000. On June 6, 2000, we issued to Kepler a warrant to purchase 22,063 shares at an exercise price of $7.859, and on September 27, 2000 we issued to Kepler a warrant to purchase 33,099 shares at an exercise price of $15.12 per share. Both the June 2000 and the September 2000 warrants were issued in lieu of shares of common stock required to be issued to Kepler upon a draw down on the equity line.

6.  CAPITAL LEASE OBLIGATIONS AND CAPITAL LOANS

     We have borrowings under our capital leases and capital loan credit lines totaling $0.2 million at December 31, 2000. No additional borrowings are available under capital lease and capital loan credit lines at December 31, 2000. Under the terms of a master lease agreement, ownership of the leased equipment reverts to us at the end of the lease term. As of December 31, 2000, our capital lease obligation was $37,000.

     The obligations under the capital leases and loans are secured by the leasehold improvements and equipment financed, bear interest at fixed rates of approximately 12% and are payable in monthly installments through September 2001.

Operating Leases

     We lease two facilities under non-cancelable operating leases. The first lease expires in January 2003; the second lease commenced January 1, 1999 and expires on January 31, 2002. The future minimum rental payments under the leases as of December 31, 2000 are as follows (in thousands):

- ----------------------------------------------------
YEARS ENDING DECEMBER 31:
- ----------------------------------------------------
       2001                                   $  978
       2002                                      704
       2003                                       56
- ----------------------------------------------------
                                              $1,738
- ----------------------------------------------------

     We recognize rent expense on a straight-line basis over the term of each lease. Rent expense under operating leases was approximately $938,000, $882,000 and $687,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

7.  STOCKHOLDERS' EQUITY

Warrants

     We have outstanding warrants to purchase up to 1,415,492 shares of our common stock, at various prices and with varying expiration dates. The following table summarizes our outstanding warrants; additional details follow the table.

- ------------------------------------------------------------------------------------------------
                                       NUMBER OF       EXERCISE       TERMINATION
              ACTIVITY                 WARRANTS         PRICE          IN YEARS      EXPIRATION
- ------------------------------------------------------------------------------------------------
Issuance of Series B preferred stock     15,329         $4.89            7              2002
Loan and security agreement              68,574         $5.78            5              2002
Issuance of Series A preferred stock     20,000         $7.43            5              2001
Structured Equity Line Flexible
  Financing Agreement                   235,000         $8.25            3              2002
Commitment Fee pursuant to Equity
  Line Agreement                        130,589     $4.84 - $15.12      1-5          2001 - 2005
Issuance of common stock                905,000         $9.08            4              2001
Issuance pursuant to License
  Agreement                              20,000         $5.31           10              2010
Consulting services                       6,000         $6.00            5              2003
Consulting services                      15,000         $6.063           5              2004
- ------------------------------------------------------------------------------------------------
     Total                             1,415,492
- ------------------------------------------------------------------------------------------------

     In July 1995, we issued warrants to purchase 18,395 shares of Series B Preferred Stock pursuant to a capital lease and capital loan agreement. Each such warrant was converted into a warrant for the purchase of one share of common stock and such warrants are exercisable any time through July 2002.

     Under a Master Bridge Loan Agreement with certain of our stockholders in December 1995, we issued warrants that expired in December 2000 to purchase a total of 22,727 shares of common stock. Also in December 1995, in connection with a loan and security agreement with a bank consortium, we issued warrants, which expire in December 2002, to purchase 73,071 shares of common stock.

     In conjunction with our issuance of 200 shares of Series A Redeemable Preferred Stock in December 1996, we issued warrants that allow the holders to purchase up to an aggregate of 20,000 shares of our common stock, with an expiration date of December 2001.

     In conjunction with our issuance of 1,810,000 common shares in May 1997 to certain private investors, we issued warrants to purchase 905,000 shares of our common stock. These warrants will expire May 15, 2001.

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

     Kepler Warrants. As a commitment fee under the Equity Line (see Note 6), on January 2, 1997 we issued Kepler a five-year warrant to purchase 250,000 shares of our common stock at an exercise price of $8.25. The Equity Line Agreement also required that we issue Kepler warrants to purchase up to 25,000 shares of our common stock on December 1, 1998, 1999 and 2000, at an exercise price equal to 110% of the closing price of our common stock as quoted on the Nasdaq National Market on the date the warrant is issued. On December 1, 1998, we issued warrants to purchase 25,0000 shares at an exercise price of $4.40 per share and expiring on December 1, 2003. On December 1, 1999, we issued warrants to purchase up to 25,000 shares at an exercise price of $6.875 per share and expiring on December 1, 2004. On December 1, 2000, we issued warrants to purchase up to 25,427 shares at an exercise price of $5.3625 per share and expiring on December 1, 2005. On June 6, 2000, we issued to Kepler a warrant to purchase 22,063 shares of our common stock at an exercise price of $7.859 per share. The warrant expires on July 31, 2001. On September 27, 2000, we issued to Kepler a warrant to purchase 33,099 shares of our common stock at an exercise price of $15.12 per share. The warrant expires on October 27, 2001. Both the June 2000 and the September 2000 warrants were issued in lieu of shares of common stock required to be issued to Kepler upon a draw down on the equity line.

     Bigazzi. On October 10, 2000, we issued a warrant to Professor Mario Bigazzi to purchase 20,000 shares of our common stock at an exercise price of $5.31. The warrant was fully vested and immediately exercisable when issued as partial consideration for services rendered in connection with intellectual property matters. The warrant expires on October 10, 2010. We valued the warrant using the Black-Scholes method and recorded $82,000. This amount is recorded in selling, general and administrative expense.

Dividend Restrictions

     Our loan agreement with a bank lender prohibits us from declaring or paying a dividend without the bank's prior written consent.

Common Shares Reserved for Future Issuance

     We have reserved shares of common stock as follows:

- ------------------------------------------------------------------------------------
                                                                   December 31,
                                                              ----------------------
                                                                2000         1999
- ------------------------------------------------------------------------------------
1994 Stock Plan                                               1,964,089    2,417,877
1995 Employee Stock Purchase Plan                               386,257       89,305
1995 Directors Stock Option Plan                                377,500      400,000
1998 Supplemental Stock Plan                                    192,683      237,500
2000 Stock Plan                                                 472,179           --
2000 Non-Officer Stock Plan                                     500,000           --
Non-plan stock options outstanding                               33,992       38,488
Common stock warrants                                         1,415,492    1,360,193
- ------------------------------------------------------------------------------------
     Total                                                    5,342,192    4,543,363
- ------------------------------------------------------------------------------------

8.  STOCK PLANS

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

     Under the Directors' Plan, the First Option is exercisable in installments as to 25% of the total number of shares subject to the First Option on each of the first, second, third and fourth anniversaries of the date of grant of the First Option; each Subsequent Option becomes exercisable in full on the first anniversary of the date of grant of that Subsequent Option. The exercise price of all stock options granted under the Directors' Plan shall be equal to the fair market value of a share of our common stock on the date of grant of the option. Options granted under the Directors' Plan have a term of ten years. At December 31, 1999, 217,500 shares had been granted, of which 180,000 shares were outstanding at a weighted average price of $6.34, with 220,000 shares available for future grants. At December 31, 2000, 82,500 shares had been granted, of which 210,000 shares were outstanding at a weighted average price of $7.3705, with 167,500 shares available for future grants.

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

Stock Plan (2000)

     In February 1999, the Board approved, and in May 1999 the stockholders approved, the 2000 Stock Plan (the 2000 Plan). The Plan became available on January 1, 2000, and was initially funded with 808,512 shares, which equals three percent (3%) of shares outstanding on December 31, 1999. On the first day of each new calendar year during the term of the 2000 Plan, the number of shares available will be increased (with no further action needed by the Board or the stockholders) by a number of shares equal to the lesser of three percent of the number of shares of common stock outstanding on the last preceding business day, or an amount determined by the Board.

2000 Non-Officer Stock Option Plan

     In February 2000, the Board approved a new 2000 Non-Officer Stock Plan, which became immediately available. The plan was funded with 500,000 shares. No additional shares will be added to this plan, although shares can be granted if they become available through cancellation. The plan provides for options to be granted only to non-officer employees of Connetics, and the options granted under the plan are nonstatutory stock options.

Non-Plan Stock Options

     We may from time to time grant options outside one of our qualified plans (Non-Plan Stock Options). As of December 31, 1999, a total of 139,612 Non-Plan Stock Options had been granted with options to purchase 38,488 shares were outstanding at a weighted average price of $4.79 per share. At December 31, 2000, a total of 139,612 Non-Plan Stock Options had been granted with options to purchase 33,992 shares were outstanding at a weighted average price of $5.36 per share.

     Activity under the Plan, the Directors' Plan, Supplemental Stock Plan and Non-Plan Stock Options is summarized as follows:

- -----------------------------------------------------------------------------------------
                                                                     OUTSTANDING OPTIONS
                                                                    ---------------------
                                                                                 WEIGHTED
                                                      SHARES         NUMBER      AVERAGE
                                                   AVAILABLE FOR       OF        EXERCISE
                                                       GRANT         SHARES       PRICE
- -----------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                             163,487      1,731,843     $4.33
  Additional shares authorized                       1,225,000             --        --
  Options granted                                   (1,033,000)     1,033,000     $3.68
  Options exercised                                         --       (185,328)    $0.80
  Options canceled                                     247,135       (247,135)    $5.27
  Shares repurchased                                     4,356             --     $0.44
- -----------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                             606,978      2,332,380     $4.22
  Additional shares authorized                         499,250             --        --
  Options granted                                   (1,160,608)     1,160,608     $6.18
  Options exercised                                         --       (316,993)    $2.38
  Options canceled                                     274,380       (302,130)    $5.81
- -----------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                             220,000      2,873,865     $5.05
  Additional shares authorized                       1,308,512             --        --
  Options granted                                   (1,389,195)     1,389,195     $7.85
  Options exercised                                                  (416,387)    $4.22
  Options canceled                                     180,406       (300,673)    $7.33
- -----------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                             319,723      3,546,000     $6.06
- -----------------------------------------------------------------------------------------

     The following table summarizes information concerning outstanding and exercisable options at December 31, 2000:

- ------------------------------------------------------------------------------------------------------
                                       OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                          ---------------------------------------------    ---------------------------
                                          WEIGHTED
         RANGE             NUMBER         AVERAGE           WEIGHTED        NUMBER         WEIGHTED
           OF                OF        REMAINING LIFE       AVERAGE           OF           AVERAGE
    EXERCISE PRICES        SHARES        (IN YEARS)      EXERCISE PRICE     SHARES      EXERCISE PRICE
- ------------------------------------------------------------------------------------------------------
$0.44 - $3.87               691,056         6.66             $2.45           478,507         $2.02
$4.00 - $4.56               783,973         8.50             $4.37           274,305         $4.18
$4.62 - $7.00               750,619         8.47             $6.36           362,432         $6.46
$7.12 - $8.50               550,588         7.43             $7.44           349,673         $7.28
$8.62 - $18.06              769,764         8.77             $9.74           133,721        $10.26
- ------------------------------------------------------------------------------------------------------
$0.44 - $18.06            3,546,000         8.03             $6.06         1,598,638         $5.24
- ------------------------------------------------------------------------------------------------------

     For the years ended December 31, 2000, 1999 and 1998, we recorded deferred compensation expense of $0, $747,000, and $470,000, respectively, for the difference between the exercise price and the deemed fair value of our common stock, related to shares issued pursuant to stock purchase rights and options granted in 1996 and 1995. These options were granted to provide additional incentives to retain management and key employees. This deferred compensation expense is being amortized over the related vesting period, generally a 48-month period.

1995 Employee Stock Purchase Plan

     The Board adopted the 1995 Employee Stock Purchase Plan (the Purchase Plan) in December 1995, and amended the Plan in February 2000 and November 2000. We have reserved 948,591 shares of common stock for issuance under the Purchase Plan. The Purchase Plan has an evergreen feature pursuant to which, on November 30 of each year, the number of shares available is increased automatically by a number of shares equal to the lesser of one half of one percent (0.5%) of the number of shares of common stock outstanding on that date, or an amount determined by the Board of Directors. The Purchase Plan is administered by the Compensation Committee of the Board. Employees (including officers and employee directors) of Connetics are eligible to participate if they are employed by us or any such subsidiary for at least 20 hours per week and more than 5 months per year. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee's compensation, at a price equal to the lower of 85% of the fair market value of our common stock at the beginning or end of the offering period. We issued 151,639 shares under the plan in 2000 and 200,233 shares in 1999. At December 31, 2000, we had 386,257 shares reserved for future issuance. For the years ended December 31, 1999 and 1998, we recorded $221,000 and $323,000, respectively, in stock compensation expense relating to this plan; we did not record any stock compensation expense for the year ended December 31, 2000.

Pro Forma Information

     In accordance with the provisions of SFAS 123, we apply APB Opinion No. 25 and related interpretations in accounting for our stock option plans and, accordingly, do not recognize compensation cost for options granted with exercise prices not less than fair value on the date of grant. If we had elected to recognize compensation cost based on the fair value of the options granted at grant date and including stock purchases under the Purchase Plan as prescribed by SFAS 123, our net loss and net loss per share numbers would have been increased to the pro forma amounts indicated in the table below for the years ended December 31(in thousands except per share amounts):

- -----------------------------------------------------------------------------
                                               2000        1999        1998
- -----------------------------------------------------------------------------
NET INCOME (LOSS):
  as reported                                 $26,996    $(27,283)   $(26,595)
  pro forma                                   $22,596    $(29,473)   $(27,964)
NET INCOME (LOSS) PER SHARE:
  as reported                                 $  0.95    $  (1.21)   $  (1.61)
  pro forma                                   $  0.79    $  (1.30)   $  (1.69)
- -----------------------------------------------------------------------------

     We estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

- -----------------------------------------------------------------------------------------------
                                                    STOCK OPTION PLANS     STOCK PURCHASE PLAN
                                                   --------------------    --------------------
                                                   2000    1999    1998    2000    1999    1998
- -----------------------------------------------------------------------------------------------
Expected stock price volatility                     100%   76.0%   90.0%    100%   76.0%   76.6%
Risk-free interest rate                            6.00%   5.71%   4.74%   5.80%   5.70%   5.05%
Expected life (in years)                           3.89     3.7     3.8    1.71     0.5     0.5
Expected dividend yield                             0.0%    0.0%    0.0%    0.0%    0.0%    0.0%
- -----------------------------------------------------------------------------------------------

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, our management does not believe that the existing models necessarily provide a reliable single measure of the fair value of its options. The weighted average fair value of options granted was $5.37 in 2000, $3.84 in 1999 and $2.44 per share in 1998.

     The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years.

1997 Stockholder Rights Plan

     In May 1997, we adopted a stockholder rights plan (the Rights Plan) that provides existing stockholders with the right to purchase one one-thousandth of a share of our Series B Participating Preferred Stock, $0.001 par value, at an exercise price of $49 per one one-thousandth of a preferred share in the event of certain changes in our ownership. We will be entitled to redeem the rights at $0.01 per right at any time on or before the tenth day following acquisition by a person or group of 15% or more of our common stock. The Rights Plan may serve as a deterrent to certain abusive takeover tactics that are not in the best interest of stockholders. At each of December 31, 2000, and 1999, a total of 90,000 shares were designated under the Rights Plan and no shares were issued and outstanding.

9.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31 (in thousands except per share amounts):

- ---------------------------------------------------------------------------------------------
                                                               2000        1999        1998
- ---------------------------------------------------------------------------------------------
NUMERATOR:
  Net income (loss)                                           $26,996    $(27,283)   $(26,595)
  Preferred stock dividends                                        --          --          (1)
  Numerator for basic and diluted earnings per share --
     income (loss) to common stockholders                     $26,996    $(27,283)   $(26,596)
- ---------------------------------------------------------------------------------------------
  DENOMINATOR FOR BASIC EARNINGS PER SHARE --
     WEIGHTED-AVERAGE SHARES                                   28,447      22,619      16,533
EFFECT OF DILUTIVE SECURITIES:
  Stock Options                                                 1,276          --          --
  Warrants                                                        363          --          --
- ---------------------------------------------------------------------------------------------
  DENOMINATOR FOR DILUTED EARNINGS PER SHARE --
     ADJUSTED WEIGHTED-AVERAGE SHARES AND ASSUMED
       CONVERSIONS                                             30,086      22,619      16,533
- ---------------------------------------------------------------------------------------------
BASIC NET INCOME (LOSS) PER SHARE                               $0.95      $(1.21)     $(1.61)
DILUTED NET INCOME (LOSS) PER SHARE                             $0.90      $(1.21)     $(1.61)
- ---------------------------------------------------------------------------------------------

10.  INCOME TAXES

     As of December 31, 2000, the Company had federal net operating loss carryforwards of approximately $66.6 million. We also had federal and California research and other tax credit carryforwards of approximately $7.2 million.

     The provision for income taxes consists of the following:

- -------------------------------------------------------------------------------------------
                                                               2000       1999       1998
- -------------------------------------------------------------------------------------------
CURRENT
  Federal                                                     $   614    $    --    $    --
  State                                                           396         --         --
- -------------------------------------------------------------------------------------------
TOTAL                                                         $ 1,010    $    --    $    --
- -------------------------------------------------------------------------------------------

     The provision (benefit) for income taxes differs from the federal statutory rate as follows:

- -------------------------------------------------------------------------------------------
                                                               2000       1999       1998
- -------------------------------------------------------------------------------------------
Provision (benefit) at U.S. federal statutory rate            $ 9,500    $(9,300)   $(6,700)
Unbenefited losses (utilization of net operating loss)        $(9,500)     9,100      6,000
State taxes, net of federal benefit                               330         --         --
Alternative minimum tax                                           614         --         --
Other                                                              66        200        700
- -------------------------------------------------------------------------------------------
TOTAL                                                         $ 1,010    $    --    $    --
- -------------------------------------------------------------------------------------------

     Significant components of our deferred tax assets for federal and state income taxes are as follows (in thousands):

- ----------------------------------------------------------------------------------
                                                                  December 31,
                                                              --------------------
                                                                2000        1999
- ----------------------------------------------------------------------------------
DEFERRED TAX ASSETS:
  Net operating loss carryforward                             $ 22,600    $ 33,500
  Research and other credits                                     7,200       4,600
  Capitalized research expenses                                  5,000       4,200
  Capitalized license and acquired technology                    3,700       3,200
- ----------------------------------------------------------------------------------
  Total Deferred Tax Assets                                     38,500      45,500
DEFERRED TAX LIABILITIES:
  Unrealized gain on marketable securities                    $ (2,400)   $     --
  Net deferred tax liabilities                                $     --    $     --
  Valuation allowance                                          (36,100)    (45,500)
- ----------------------------------------------------------------------------------
Net deferred tax assets                                       $     --    $     --
- ----------------------------------------------------------------------------------

     Due to our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $9.4 million during the year ended December 31, 2000, and increased by $10.0 million during the year ended December 31, 1999, and by $9.6 million during the year ended December 31, 1998.

     As of December 31, 2000, we had federal net operating loss carryforwards of approximately $66 million. We also have federal and California research and other tax credit carryforwards of approximately $7.2 million. The federal net operating loss and credit carryforwards will expire in the years 2008 through 2020, if we do not use them.

     Whether we are able to use the federal and state net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before we are able to use them. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting and the amount used for income tax purposes.

11.  INTERMUNE PHARMACEUTICALS, INC.

     On April 28, 1999, our wholly-owned subsidiary InterMune became an independent company through venture capital funding and a portion of our original investment in InterMune was returned to us. At that date, our investment in InterMune was diluted from 100 percent to nine percent and we began accounting for our investment in InterMune using the cost method. We established InterMune in 1998 to develop Actimmune for serious pulmonary and infectious diseases and congenital disorders shortly after we in-licensed Actimmune from Genentech in May 1998. In April 1999, InterMune became an independent company, and in March 2000, InterMune became a public company. As of December 31, 2000 we held 149,000 shares of common stock of InterMune. Effective April 2000, we assigned our remaining revenue rights and obligations under the license with Genentech and the corresponding supply agreement to InterMune. In addition, we hold an option to purchase the product rights for potential dermatological applications of Actimmune. We will receive additional cash payments from InterMune in March 2001, and royalties on Actimmune sales after December 31, 2001.

12. CONTINGENCY

     Boehringer Ingelheim manufactures relaxin for us for clinical uses under a long-term contract. In July 2000, in anticipation of successful results in our relaxin clinical trial for scleroderma, we submitted a purchase order to Boehringer Ingelheim for product to be used for commercial supply. The purchase order was for a price to be negotiated. In view of the failure of the clinical trial, we have no immediate need for commercial grade relaxin, and we have agreed with Boehringer Ingelheim that it is premature to set the price for commercial supply. We are in discussions with Boehringer Ingelheim concerning the practical effect of the cancellation of the purchase order.

13. SUBSEQUENT EVENT (UNAUDITED)

     On March 21, 2001, we entered into an agreement with F. H. Faulding & Co. Limited to acquire Soltec Research Pty Ltd, a division of Faulding Healthcare. Under the agreement, which is subject to customary closing conditions and is expected to close in April 2001, Connetics will acquire all of Soltec's issued capital for Australian $32 million or approximately U.S. $16.9 million. Faulding will retain current development projects relating to Faulding's injectable technologies and injectables product pipeline.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999 (in thousands, except per share amounts):

- -----------------------------------------------------------------------------------------------------------
                                         2000                                        1999
                        FIRST     SECOND      THIRD     FOURTH                SECOND                FOURTH
                         (1)        (2)        (3)        (4)       FIRST       (5)       THIRD       (6)
- -----------------------------------------------------------------------------------------------------------
Total revenues         $13,603    $10,522    $ 7,087    $ 9,562    $ 7,161    $ 7,101    $ 6,173    $ 6,471
Gross profit on net
  sales                 11,804     10,061      6,368      8,673      5,990      5,621      4,545      5,521
Operating income
  (loss)                   140         31     (6,225)   (5,588)     (5,965)    (4,865)    (7,950)    (8,846)
Income (loss) before
  cumulative effect
  of change in
  accounting
  principle                785        567     (5,600)    36,436     (5,923)    (4,791)    (7,982)    (8,587)
Cumulative effect of
  change in
  accounting
  principle             (5,192)
Net income (loss)       (4,407)       567     (5,600)    36,436     (5,923)    (4,791)    (7,982)    (8,587)
Earnings per share --
  basic
  Income (loss)
    before cumulative
    effect of change
    in accounting
    principle             0.03       0.02      (0.19)      1.23      (0.28)     (0.22)     (0.37)     (0.33)
  Cumulative effect
    of change in
    accounting
    principle            (0.19)
  Net income (loss)      (0.17)      0.02      (0.19)      1.23      (0.28)     (0.22)     (0.37)     (0.33)
Earnings per share --
  diluted
  Income (loss)
    before cumulative
    effect of change
    in accounting
    principle             0.03       0.02      (0.19)      1.16      (0.28)     (0.22)     (0.37)     (0.33)
  Cumulative effect
    of change in
    accounting
    principle            (0.18)
  Net income (loss)      (0.16)      0.02      (0.19)      1.16      (0.28)     (0.22)     (0.37)     (0.33)
Shares used to
  calculate income
  (loss) per share --
  basic                 26,627     27,481     29,507     29,692     21,088     21,382     21,588     26,420
Shares used to
  calculate income
  (loss) per share --
  diluted               28,412     28,704     29,507     31,331     21,088     21,382     21,588     26,420
- -----------------------------------------------------------------------------------------------------------

(1) In the first quarter of 2000, Connetics recorded a net charge of $5.2 million ($0.18 per diluted share) for a cumulative effect of a change in accounting principle relating to the adoption of SAB 101 for the deferral of certain fees recognized in prior years. Connetics also recognized $0.2 million of deferred revenue in connection with the adoption of SAB 101.

(2) In accordance with the adoption of SAB 101, Connetics restated the results of operations for the second quarter of 2000. The impact of the restatement was to increase net income by $0.2 million or $0.01 per diluted share. The increase was related to the amortization of the amount deferred in the first quarter.

(3) In accordance with the adoption of SAB 101, Connetics restated the results of operations for the third quarter of 2000. The impact of the restatement was to decrease net income by $0.3 million or $0.01 per diluted share, comprised of the reversal of $0.5 million in fees previously recognized during the period, net of $0.2 million of deferred revenue.

(4) In the fourth quarter of 2000, Connetics recognized $4.1 in revenue from amounts deferred in the first quarter as a result of contract cancellations. Connetics also recorded a $43.0 million gain on the sale of securities.

(5) In the second quarter of 1999, our wholly-owned subsidiary InterMune Pharmaceuticals, Inc. was funded by venture capital investors, our investment dropped from 100% to 9%, and we recorded a gain on our investment of $1.1 million which was offset by the operating results of InterMune through April 28, 1999 of approximately $1.0 million and was included in interest and other income.

(6) In the fourth quarter of 1999, Connetics completed a public offering of 4.8 million primary shares of common stock resulting in net proceeds of approximately $21.4 million. An additional 120,000 shares was issued to the underwriting group upon the exercise of an option to purchase, resulting in additional net proceeds of approximately $0.5.