Form 10-Q
period 2001-03-31
CONNETICS CORP
filed 2001-05-15
CIK 1004960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X} No [ ]

As of May 09, 2001, 29,778,546 shares of the Registrant's common stock were outstanding, at $0.001 par value.

                              CONNETICS CORPORATION
                                TABLE OF CONTENTS

                                                                                   Page
                                                                                   ----
PART I.   FINANCIAL INFORMATION

          Item 1. Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets at March 31, 2001 and
                  December 31, 2000............................................     3

                  Condensed Consolidated Statements of Operations for the three
                  months ended March  31, 2001 and 2000........................     4

                  Condensed Consolidated Statements of Cash Flows for the three
                  months ended March 31, 2001 and 2000.........................     5

                  Notes to Condensed Consolidated Financial Statements.........     6

          Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................     9

          Item 3. Quantitative and Qualitative Disclosures About Market Risks..    24

PART II.  OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K.............................    24

                  (a) Exhibits.................................................    24

                  (b) Reports on Form 8-K......................................    24

PART I.        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              CONNETICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       March 31,   December 31,
                                                         2001         2000
                                                      (unaudited)
                                                     -------------------------
                              ASSETS
Current assets:
  Cash and cash equivalents                          $  47,950       $  58,577
  Short-term investments                                22,616          21,607
  Accounts receivable, net                               1,299           2,749
  Other current assets                                     547             545
                                                     -------------------------
          Total current assets                          72,412          83,478
Property and equipment, net                              1,765           1,807
Deposits and other assets                                  322             428
                                                     -------------------------
Total assets                                         $  74,499       $  85,713
                                                     =========================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $   3,653       $   5,115
  Accrued liabilities                                    2,629           2,715
  Current portion of deferred revenue                      132             132
  Accrued process development expenses                   1,017           1,389
  Accrued payroll and related expenses                   1,382           1,797
  Current portion of notes payable                          --             750
  Other current liabilities                                700             513
  Current portion of capital lease obligations              25              37
                                                     -------------------------
          Total current liabilities                      9,538          12,448

Deferred revenue                                           626             659

Stockholders' equity:
  Preferred stock                                           --              --
  Common stock and additional paid-in capital          159,421         159,242
  Deferred compensation                                    (16)            (21)
  Accumulated deficit                                  (97,643)        (92,756)
  Accumulated other comprehensive income                 2,573           6,141
                                                     -------------------------
          Total stockholders' equity                    64,335          72,606
                                                     -------------------------
Total liabilities and stockholders' equity           $  74,499       $  85,713
                                                     =========================


     See accompanying notes to condensed consolidated financial statements.

                              CONNETICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                            Three Months Ended
                                                                  March 31
                                                         -----------------------
                                                           2001         2000
                                                         -----------------------
Revenues:
  Product                                                $  7,655       $  5,666
  Contract                                                    804          7,937
                                                         -----------------------
        Total revenues                                      8,459         13,603
                                                         -----------------------

Operating costs and expenses:
  Cost of product revenues                                  1,105          1,799
  Research and development                                  4,352          6,145
  Selling, general and administrative                       7,612          5,519
                                                         -----------------------
  Total operating costs and expenses                       13,069         13,463
                                                         -----------------------
Income (loss) from operations                              (4,610)           140

Interest and other income                                   1,001            297
Gain on sale of investment                                    122            448
Interest and other expense                                 (1,401)          (100)
                                                         -----------------------
Income (loss) before cumulative effect of
  change in accounting principle                         $ (4,888)      $    785
                                                         =======================

Cumulative effect of change in accounting principle            --         (5,192)
                                                         -----------------------
Net loss                                                 $ (4,888)      $ (4,407)
                                                         =======================
Basic earnings per share:
Income (loss) per share before cumulative effect
  of change in accounting principle                      $  (0.16)      $   0.03

Cumulative effect of change in accounting principle            --       $  (0.19)
                                                         -----------------------
Net loss per share                                       $  (0.16)      $  (0.16)

Diluted earnings per share:
Income (loss) per share before cumulative effect
  of change in accounting principle                      $  (0.16)      $   0.03

Cumulative effect of change in accounting principle            --       $  (0.18)
                                                         -----------------------
Net loss per share                                       $  (0.16)      $  (0.15)

Basic shares used to calculate net income (loss)           29,705         26,627
                                                          =======================
Diluted shares used to calculate net income (loss)         29,705         28,412
                                                          ======================


     See accompanying notes to condensed consolidated financial statements.

                              CONNETICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                       Three Months Ended
                                                                             March 31,
                                                                        2001          2000
                                                                    -----------------------
Cash flows from operating activities:
     Net loss                                                       $ (4,888)      $ (4,407)

     Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation and amortization                                    213            170
        Gain on sale of investment                                      (122)          (448)
        Stock compensation expense                                        61            715
        Amortization of deferred compensation                              5              5
        Loss on foreign currency exchange contract                     1,394
     Changes in assets and liabilities:
        Accounts receivable                                            1,450            282
        Current and other assets                                         104           (165)
        Accounts payable                                              (1,462)        (2,025)
        Current and other liabilities                                 (2,080)        (1,022)
        Deferred revenue                                                 (33)         5,006
                                                                    -----------------------
     Net cash used in operating activities                            (5,358)        (1,889)
                                                                    -----------------------

Cash flows from investing activities:
     Purchases of short-term investments                             (12,464)        (1,458)
     Sales and maturities of short-term investments                    8,009          7,393
     Purchases of property and equipment                                (171)           (79)
                                                                    -----------------------
     Net cash provided by (used in) investing activities              (4,626)         5,856
                                                                    -----------------------
Cash flows from financing activities:
     Payment of notes payable                                           (750)          (989)
     Payments on obligations under capital leases and capital loans      (12)          (135)
     Proceeds from issuance of common stock, net issuance cost           119          1,218
                                                                    -----------------------
     Net cash provided by (used in) financing activities                (643)            94
                                                                    -----------------------
     Net change in cash and cash equivalents                         (10,627)         4,061
     Cash and cash equivalents at beginning of period                 58,577          8,460
                                                                    -----------------------
     Cash and cash equivalents at end of period                     $ 47,950       $ 12,521
                                                                    =======================
Supplementary information:
     Interest paid                                                  $      6       $     53



     See accompanying notes to condensed consolidated financial statements.

                              CONNETICS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

1.      BASIS OF PRESENTATION AND POLICIES

        We have prepared the accompanying unaudited condensed consolidated financial statements of Connetics Corporation ("Connetics") in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. Certain prior year balances have been reclassified for comparative purposes.

        These condensed, consolidated financial statements and notes should be read in conjunction with audited financial statements and notes to those financial statements for the year ended December 31, 2000 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Revenue Recognition

        Product Sales and Royalty Revenue. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, when title has passed upon shipment, the price is fixed and determinable, and collectibility is reasonably assured. We establish allowances for estimated returns, rebates, and chargebacks. We are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. To date we have not experienced significant returns of expired product.

        Contract revenue. We record contract revenue for research and development as it is earned based on the performance requirements of the contract.

        We recognize non-refundable contract fees for which no further performance obligation exists, and for which Connetics has no continuing involvement, on the earlier of when the payments are received or when collection is assured.

        We recognize revenue from non-refundable upfront license fees under collaborative agreements ratably over the development period when, at the time the agreement is executed, the development period involves significant risk due to the incomplete stage of the product's development.

        Revenue associated with performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements.

        Royalty expense directly related to product sales is classified in cost of sales. We recorded royalty expense of $0.7 million for the quarter ended March 31, 2001, and $1.0 million for the quarter ended March 31, 2000.

Recent Accounting Pronouncements

        As of January 1, 2001, Connetics adopted Financial Accounting Standards Board Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities -- An Executive Overview of FASB Statement 133, as amended by FASB 137 and 138."

        As a result of the adoption of FAS 133, we recognize derivative financial instruments in our financial statements at their fair value, regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders' equity as a component of comprehensive income (loss) depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge.

        Connetics entered into a foreign currency exchange contract related to our acquisition of Soltec Research Pty Ltd. ("Soltec"). That contract was entered into in relation to a business combination and does not qualify as a hedge under FAS 133; it expired on April 19, 2001, the closing date of the acquisition. The purpose of the contract was to lock in to the purchase price paid for Soltec. As of March 31, 2001, the loss on this contract was $1.4 million, which we recorded in the balance sheet and through the statement of operations through interest and other expense. As the contract does not qualify as a hedge, changes in fair value are recorded in the statement of operations. The fair value was determined using the difference in the contract forward rate and the current forward contract rate for a similar maturity discounted to present value.

2.      NET LOSS PER SHARE

        We compute basic net income (loss) per common share using the weighted average number of shares outstanding during the period. We compute diluted net income per share using the weighted average of common and diluted equivalent stock options and warrants outstanding during the period. We excluded all stock option and warrants from the calculation of diluted loss per common share for the three months ended March 31, 2001 because these securities are anti-dilutive during this period. The following table sets forth the computations for basic and diluted earnings per share.

                                                          Three months ended
                                                              31, March
                                                       ---------------------
        (In thousand, except per share amounts)           2001       2000
                                                       ---------------------

        Numerator for basic and diluted  earnings-
            per share-
               Net loss                                 $ (4,888)   $ (4,407)

        Denominator for basic earnings per share
               Weighted average shares                    29,705      26,627
        Effect of dilutive securities -
               Stock options and warrants                     --       1,785
                                                        --------------------
        Denominator for diluted earnings per share        29,705      28,412

        Net loss per share:
             Basic                                      $  (0.16)   $  (0.16)
                                                        ====================
             Diluted                                    $  (0.16)   $  (0.15)
                                                        ====================

3.      COMPREHENSIVE INCOME (LOSS)

        During the three month period ended March 31, 2001, total comprehensive loss amounted to $8.5 million, compared to comprehensive income of $16.5 million for the same period in 2000. The components of comprehensive income (loss) for the three month period ended March 31, 2001 and March 31, 2000 are as follows:

                                                     Three months ended
                                                         March 31,
                                                  -----------------------
        (In thousands)                               2001         2000
                                                  -----------------------

        Net loss                                  $ (4,888)      $ (4,407)
        Unrealized gain (loss) on securities        (3,568)        20,920
                                                  -----------------------
        Comprehensive income (loss)                 (8,456)      $ 16,513
                                                  =======================



4.      ACTIMMUNE

               In 1998, we licensed from Genentech exclusive rights to Actimmune, interferon gamma, for the United States and Japan. Interferon gamma is one of a family of proteins involved in the regulation of the immune system and has been shown to reduce the frequency and severity of certain infections. We formed a subsidiary, InterMune Pharmaceuticals, Inc., to develop Actimmune for various infections and fungal diseases. In April 1999, InterMune became an independent company, and in March 2000, InterMune became a public company. Effective April 1, 2000, we assigned to InterMune our remaining rights and obligations under the license with Genentech and the corresponding supply agreement. In exchange, InterMune paid us approximately $5.2 million; and additional $0.9 million was paid to us at the end of March 2001. InterMune is obligated to pay us a royalty on Actimmune sales beginning January 1, 2002. In addition, we have retained the product rights for potential dermatological applications. We recorded sales of Actimmune of approximately $1.8 million during the first quarter of 2000; commencing in the second quarter of 2000, InterMune acquired our remaining rights to sell Actimmune.


5.      SUBSEQUENT EVENTS

On April 19, 2001, Connetics completed the acquisition of Soltec Research Pty. Ltd., a division of Australia based F.H. Faulding & Co Limited for Australian $32 million or approximately U.S. $16.9 million. Connetics' two marketed dermatology products and current development programs are based on technology developed by Soltec. Soltec is a profitable company that possesses broad intellectual property and patents on innovative topical delivery technologies. In addition, Soltec has numerous license agreements with pharmaceutical companies around the world. The acquisition of Soltec is expected to provide Connetics with powerful product innovation and development capabilities, fuel an extensive new product pipeline, and contribute revenue and profits to Connetics' financial results.

        On April 30, 2001, Connetics sold its rights to Ridaura(R) to Prometheus Laboratories Inc., a private company based in San Diego, for $9.0 million plus a royalty on annual sales in excess of $4.0 million for the next five years. Ridaura(R) is a prescription product for the treatment of rheumatoid arthritis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This MD&A should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2000, and with the unaudited condensed consolidated financial statements and notes to financial statements included in this report. Except for historical information, the discussion in this report contains forward-looking statements that involve risks and uncertainties. When used in this report, the words "anticipate," "believe," "estimate," "will," "intend" and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Some of the factors that, in our view, could cause actual results to differ are discussed under the caption "Factors That May Affect Future-Results, Financial Condition and the Market Price of Securities" and in our Annual Report on Form 10-K. Our historical operating results are not necessarily indicative of the results to be expected in any future period.

OVERVIEW

   Through the end of the first quarter of 2001 we marketed three pharmaceutical products. In May 2000, the FDA granted us clearance to market OLUX(TM) Foam (clobetasol propionate), 0.05% for the treatment of moderate to severe scalp dermatoses. We launched OLUX on November 6, 2000. Our commercial business is focused on the dermatology marketplace, which is characterized by a large patient population that is served by relatively small, and therefore more accessible, groups of treating physicians. We are offering two dermatology products with clinically proven therapeutic advantages and are providing quality customer service to physicians through our experienced sales and marketing staff. We also sell a third product Ridaura, a product to treat rheumatoid arthritis.

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

   On October 8, 2000, we announced that our pivotal trial for relaxin for the treatment of scleroderma failed to reach its primary endpoint. We have discontinued our development program related to relaxin for scleroderma. We are conducting an earlier stage clinical trial of relaxin for the treatment of infertility. We maintain North American rights for relaxin and have entered into collaborative relationships for this program for markets outside of the United States. In October 2000, our partners in Japan and Europe notified us that they would terminate our relaxin development agreements with them in accordance with the termination provisions of the respective agreements and as of December 31, 2000, we have no further development obligations under either agreement. Consequently, the rights for relaxin in Japan have reverted to us, and the European rights will revert to us in April 2001.

   Following the end of the first quarter, we completed the acquisition of Soltec Research Pty. Ltd., from Australian based F.H. Faulding & Co Limited and the sale of our Ridaura product line to Prometheus Laboratories Inc. The acquisition of Soltec was announced on March 20, 2001, and was completed on April 19, 2001. The sale of the Ridaura product line was completed on April 30, 2001.

RESULTS OF OPERATIONS

    REVENUES

                                                 Three Months Ended
                                                     March 31,
                                               --------------------
        Revenues (In thousands)                 2001        2000
                                               --------------------


             Product:
                Luxiq                          $ 3,895      $ 2,259
                Ridaura                          2,021        1,650
                Olux                             1,739           --
                Actimmune                           --        1,757
                                               --------------------
             Total product revenues              7,655        5,666

             Contract:
                Celltech                            --        6,127
                Suntory Ltd.                        --           47
                F.H. Faulding & Co., Ltd.           20           --
                Paladin Labs, Inc.                  13          213
                InterMune                          771        1,500
                Immune Response Corp.               --           50
                                               --------------------
             Total contract revenues               804        7,937
                                               --------------------
                    Total revenues             $ 8,459      $13,603
                                               ====================

        Our product revenues for the three months ended March 31, 2001, were $7.7 million, compared to $5.7 million for the three months ended March 31, 2000. The increase in total product revenues was due to continued sales growth of Luxiq and Olux, which we began marketing in April 1999 and November 2000, respectively. As part of the agreement with InterMune, effective April 1, 2000 we did not record Actimmune sales beginning with the second quarter of 2000.

        Contract revenues for the three month period ended March 31, 2001 were $0.8 million, compared to $7.9 million the three month period ended March 31, 2000. The decrease in contract revenue for the three month period ended March 31, 2001, is mainly due to the receipt of one-time license payments in the first quarter of 2000, a milestone payment of $5.0 million from a former collaborative partner for relaxin, in the first quarter of 2000, and $1.5 million paid by InterMune, for relaxin, in the first quarter of 2000 in conjunction with our sublicense agreement. We do not expect to receive contract revenues in the foreseeable future.

        InterMune purchased the remaining United States commercial rights and revenue to Actimmune effective April 1, 2000. As part of the transaction, InterMune paid $5.2 million in 2000 which included the prepayment of a $1.0 million obligation owed in 2002. In March 2001 Intermune made a final payment on this arrangement to Connetics in the amount $ 0.9 million which has been offset by related rebates and chargebacks of $0.1 million.

        Our cost of product revenues for 2001 includes the costs of Luxiq, Ridaura and Olux, royalty payments on these products based on a percentage of our product revenues, and product freight and distribution costs from our distributor. We recorded cost of product revenues of $1.1 million for the three months ended March 31, 2001, compared to $1.8 million for the three months ended March 31, 2000. The decrease in cost of product revenues for the first three months of 2001 over the first three months of 2000 is primarily due to the sale of our remaining rights to Actimmune sales, effective April 1, 2000 under the agreement with Intermune.

    RESEARCH AND DEVELOPMENT

        Research and development expenses were $4.4 million for the three month period ended March 31, 2001, compared to $6.1 million for the comparable period in 2000. The decrease in expenses was due to prior year expenses including costs for manufacturing scale up for relaxin; and little clinical trial activity going on compared with 2000 Phase III trial activity for scleroderma.

        We expect research and development expenses to remain consistent over the next few quarters, due to the impact of the removal of the majority of expenses related to the development of relaxin for scleroderma and the ramp up of relaxin clinical trial activities for new disease indications.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses increased to $7.7 million for the three month period ended March 31, 2001, compared to $5.5 million for the comparable period in 2000. The increase in expenses was due to increased headcount and increased market research and sales promotions costs related to the Olux launch. We expect selling, general and administrative expenses to increase slightly during the remainder of fiscal 2001 due to expansion of dermatology sales force in Q2 2001.

        INTEREST INCOME (EXPENSE)

        Interest and other income were $1.0 million for the three month period ended March 31, 2001, compared with $0.3 million for the comparable period in 2000. The increase in interest income was due to higher cash and short-term investment balances for the period ended March 31, 2001 compared to the same period in 2000. Interest and other expense was $1.4 million for the three month period ended March 31, 2001, compared with $0.1 million for the comparable period in 2000. The increase in interest and other expense resulted from the loss of $1.4 million on a foreign currency exchange contract that was entered into in February 2001 in connection with the Soltec acquisition and was partially offset by lower interest expense associated with lower balances outstanding for obligations under capital leases and notes payable.

    NET LOSS

        Net loss was $4.9 million for the three month period ended March 31, 2001, compared to a net loss of $4.4 million for the comparable period in 2000. The increase in net losses was primarily attributable to the net effect of the following;

    - an at-risk milestone payment of $5.0 million and a $1.0 million quarterly development payment received from Celltech in 2000 in connection with our agreement for the development of relaxin, partially offset by;

    - increased product revenues in 2001 primarily due to sales growth of Luxiq and Qlux, which we began marketing in April 1999 and November 2000, respectively;

    - loss on the foreign currency exchange contract of $1.4 million entered into in February 2001;

    - payment of $0.9 million from InterMune in connection with our revenue adjustment agreement with InterMune.

    - reduced research and development expenses in 2001 as a result of decreased clinical trial activity and manufacturing scale up costs associated with relaxin, partially offset by;

    - increased selling, general and administrative expenses in 2001 related to increased headcount and market research and sales promotions costs associated with the Olux launch.

        We expect to incur losses for the remainder of 2001 and the foreseeable future. These losses are expected to fluctuate from period to period based on timing of product revenues, clinical material purchases, clinical trial expenses, and possible acquisitions of new products and technologies.

LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations to date primarily through proceeds from equity financings, collaborative arrangements with corporate partners and bank loans. At March 31, 2001, cash, cash equivalents and short-term investments totaled $70.6 million compared to $80.2 million at December 31, 2000. Our investments are held in a variety of interest-bearing instruments including high-grade corporate bonds, commercial paper and money market accounts.

        Cash flows from operating activities. Cash used in operations for the three month period ended March 31, 2001 and 2000, was $5.4 million and $1.9 million, respectively. Net loss of $4.9 million for the first three months of 2001 was affected by non-cash charges of $0.2 million of depreciation and amortization expense and $1.4 million in other expense related to the to Soltec foreign currency exchange contract. Cash outflow for the first three months of 2001 was primarily for operating activities which included a decrease of $1.5 million in accounts payable and reduction of $2.0 million in other current liabilities.

        Cash flows from investing activities. Investing activities used $4.6 million in cash during the three month period ended March 31, 2001, due in part to sales of $8.0 million of short-term investments offset by $12.5 million of short term investment purchases.

        Cash flows from financing activities. Cash used by financing activities of $0.6 million for the three months ended March 31, 2001 included a $0.8 million bank loan payment, offset by $0.1 million in proceeds from issuance of common stock.

        Working Capital. Working capital decreased by $8.1 million to $62.9 million at March 31, 2001 from $71.0 million at December 31, 2000. The decrease in working capital was due to use of our cash in operations, and payment of debt obligations

        We believe our existing cash, cash equivalents and short-term investments generated from product sales and collaborative arrangements with corporate partners, will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the next 12 months.

FACTORS THAT MAY AFFECT FUTURE RESULTS, FINANCIAL CONDITION AND THE MARKET PRICE OF SECURITIES

       Please also read Items 1 and 3 in our 2000 Annual Report on Form 10-K where we have described our business and the challenges and risks we may face in the future.

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

   Until the first quarter of fiscal year 2000, we lost money every year since our inception. We had net losses of $27.3 million in 1999, net income of $27.0 million in 2000. If we exclude a gain of $43.0 million on sales of stock we held in InterMune, and the associated income tax, our net loss for 2000 would have been $15.0 million. We also had 2000 a net loss of 4.9 million for the three months ended March 31, 2001. Our accumulated deficit was $97.6 million at March 31, 2001. We may incur additional losses during the next few years. If we do not sustain the profitability we achieved in 2000, our stock price may decline.

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

   Our products' commercial success is substantially dependent on whether third-party reimbursement is available for the use of our products by hospitals, clinics and doctors. Medicare, Medicaid, health maintenance organizations and other third-party payors may not authorize or otherwise budget for the reimbursement of our products. In addition, they may not view our products as cost-effective and reimbursement may not be available to consumers or may not be sufficient to allow our products to be marketed on a competitive basis. Likewise, legislative proposals to reform health care or reduce government programs could result in lower prices for or rejection of our products. Changes in reimbursement policies or health care cost containment initiatives that limit or restrict reimbursement for our products may cause our revenues to decline.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in the reported market risks since December 31, 2000 except for the foreign currency exchange risk related to the foreign currency exchange contract Connetics entered into during the quarter ended March 31, 2001.


PART II.  OTHER INFORMATION


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.  None

(b)     Reports on Form 8-K.

        (i) We filed a Current Report on Form 8-K on April 2, 2001, as amended by a filing on May 4, 2001, in connection with our acquisition of Soltec Research Pty Ltd.

        (ii) We filed a Current Report on Form 8-K on May 11, 2001, in connection with the sale of our Ridaura(R) product line to Prometheus Laboratories, Inc.

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

Date:   May 15, 2001