Form 10-Q
period 2001-06-30
CONNETICS CORP
filed 2001-08-14
CIK 1004960

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

       As of August 7, 2001, 29,976,173 shares of the Registrant's common stock were outstanding, at $0.001 par value.

                              CONNETICS CORPORATION
                                TABLE OF CONTENTS


                                                                                                                      Page
                                                                                                                      ----
PART I.    FINANCIAL INFORMATION

           Item 1.     Condensed Consolidated Financial Statements

                       Condensed Consolidated Balance Sheets at June 30, 2001 and December 31, 2000                     3

                       Condensed Consolidated Statements of Operations for the three months and the
                       six months ended June 30, 2001 and 2000                                                          4

                       Condensed Consolidated Statements of Cash Flows for the six months ended
                       June 30, 2001 and 2000                                                                           5

                       Notes to Condensed Consolidated Financial Statements                                             6

           Item 2.     Management's Discussion and Analysis of Financial Condition and
                       Results of Operations                                                                            12

           Item 3.     Quantitative and Qualitative Disclosures About Market Risks                                      26

PART II.   OTHER INFORMATION

           Item 4.     Submission of Matters to a Vote of Security Holders                                              27

           Item 6.     Exhibits and Reports on Form 8-K                                                                 27

                       (a) Exhibits                                                                                     27

                       (b) Reports on Form 8-K                                                                          27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              CONNETICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                     June 30,      December 31,
                                                      2001            2000
                                                    ---------      ------------
                                                   (unaudited)       (Note 1)
                        ASSETS
Current assets:
  Cash and cash equivalents                         $  12,158       $  58,577
  Short-term investments                               43,611          21,607
  Accounts receivable                                   3,953           2,749
  Other current assets                                  1,071             545
                                                    ---------       ---------
          Total current assets                         60,793          83,478

Property and equipment, net                             2,261           1,807
Deposits and other assets                                 326             428
Goodwill and other purchased intangibles, net          14,404              --
                                                    ---------       ---------
Total assets                                        $  77,784       $  85,713
                                                    =========       =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $   3,610       $   5,115
  Accrued liabilities                                   2,244           2,715
  Accrual for Relaxin related liabilities               5,795              --
  Current portion of deferred revenue                     332             132
  Accrued process development expenses                  1,094           1,389
  Accrued payroll and related expenses                  1,582           1,797
  Current portion of notes payable                         --             750
  Other current liabilities                               158             513
  Current portion of capital lease obligations             12              37
                                                    ---------       ---------
          Total current liabilities                    14,827          12,448

Deferred revenue                                          593             659

Stockholders' equity:
Preferred stock                                            --              --
Common stock and additional paid-in capital           161,427         159,242
Deferred compensation                                     (12)            (21)
Accumulated deficit                                  (103,778)        (92,756)
Accumulated other comprehensive income                  4,727           6,141
                                                    ---------       ---------
          Total stockholders' equity                   62,364          72,606
                                                    ---------       ---------
Total liabilities and stockholders' equity          $  77,784       $  85,713
                                                    =========       =========


     See accompanying notes to condensed consolidated financial statements.

                              CONNETICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           Three Months Ended             Six Months Ended
                                                                June 30,                      June 30,
                                                         -----------------------       -----------------------
                                                           2001           2000           2001           2000
                                                         --------       --------       --------       --------
Revenues:
  Product                                                $  6,577       $  3,793       $ 14,232       $  9,460
  Royalty                                                     123             --            123             --
  Contract and other                                          863          6,729          1,667         14,665
                                                         --------       --------       --------       --------
           Total revenues                                   7,563         10,522         16,022         24,125
                                                         --------       --------       --------       --------

Operating costs and expenses:
  Cost of product revenues                                    603            461          1,708          2,260
  Research and development                                  5,621          3,983          9,973         10,128
  Selling, general and administrative                       9,698          6,046         17,310         11,565
  Acquired in-process research and development              1,080             --          1,080             --
  Charge for Relaxin program                                5,976             --          5,976             --
                                                         --------       --------       --------       --------
  Total operating costs and expenses                       22,978         10,490         36,047         23,953
                                                         --------       --------       --------       --------
Income (loss) from operations                             (15,415)            32        (20,025)           172

Interest and other income                                   1,530            349          2,531            646
Gain on sale of investments                                    --            255            122            703
Gain on sale of Ridaura product line                        8,055             --          8,055             --
Interest and other expense                                   (305)           (69)        (1,706)          (169)
                                                         --------       --------       --------       --------
Income (loss) before cumulative effect of change in
   accounting principle                                  $ (6,135)      $    567       $(11,023)      $  1,352
Cumulative effect of change in accounting principle            --             --             --         (5,192)
                                                         --------       --------       --------       --------
Net income (loss)                                        $ (6,135)      $    567       $(11,023)      $ (3,840)
                                                         ========       ========       ========       ========

Basic earnings per share
Income (loss) per share before cumulative effect
of change in accounting principle                        $  (0.21)      $    .02       $  (0.37)      $   0.05

Cumulative effect of change in accounting principle            --             --             --       $  (0.19)

                                                         --------       --------       --------       --------
Net income (loss) per share                              $  (0.21)      $    .02       $  (0.37)      $  (0.14)
                                                         ========       ========       ========       ========

Diluted earnings per share
Income (loss) per share before cumulative effect
of change in accounting principle                        $  (0.21)      $    .02       $  (0.37)      $   0.05

Cumulative effect of change in accounting principle            --             --             --       $  (0.18)

                                                         --------       --------       --------       --------
Net income (loss) per share                              $  (0.21)      $    .02       $  (0.37)      $  (0.13)
                                                         ========       ========       ========       ========
Basic shares used to calculate net income (loss)           29,777         27,481         29,741         27,295
                                                         ========       ========       ========       ========
Diluted shares used to calculate net income (loss)         29,777         28,704         29,741         28,558
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

                              CONNETICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                 -----------------------
                                                                                   2001           2000
                                                                                 --------       --------
Cash flows from operating activities:
     Net loss                                                                    $(11,023)      $ (3,840)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
        Depreciation and amortization                                                 742            361
        Gain on sale of investment                                                   (122)          (703)
        Gain on sale of Ridaura product line                                       (8,055)            --
        Stock compensation expense                                                  1,267          1,008
        In-process research and development                                         1,080             --
        Amortization of deferred compensation                                           9              9
        Loss on foreign exchange forward contract                                     555             --
     Changes in assets and liabilities, excluding effects of acquisition               --             --
        Accounts receivable                                                           348            257
        Current and other assets                                                     (449)          (518)
        Accounts payable                                                           (1,671)        (3,299)
        Current other liabilities                                                   1,882         (1,337)
        Deferred revenue                                                              134          4,821
                                                                                 --------       --------
     Net cash used in operating activities                                        (15,303)        (3,241)
                                                                                 --------       --------

Cash flows from investing activities:
     Purchases of short-term investments                                          (35,815)        (1,989)
     Sales and maturities of short-term investments                                12,521          9,557
     Purchases of property and equipment                                             (332)          (387)
     Proceeds from sale of Ridaura product line                                     8,979             --
     Acquisition of a business, net of cash acquired                              (16,611)            --
                                                                                 --------       --------
     Net cash provided by (used in) investing activities                          (31,258)         7,181
                                                                                 --------       --------

Cash flows from financing activities:
     Payment of notes payable                                                        (750)        (2,114)
     Payments on obligations under capital leases and capital loans                   (25)          (113)
     Proceeds from issuance of common stock, net of issuance costs                    918         21,407
                                                                                 --------       --------

     Net cash provided by financing activities                                        143         19,180
     Effect of foreign currency exchange rates on cash and cash equivalents            (1)            --
                                                                                 --------       --------
     Net change in cash and cash equivalents                                      (46,419)        23,120
     Cash and cash equivalents at beginning of period                              58,577          8,460
                                                                                 --------       --------

     Cash and cash equivalents at end of period                                  $ 12,158       $ 31,580
                                                                                 ========       ========

Supplementary information:
     Interest paid                                                               $     12       $    197

Financing activity:
      Issuance of common stock as payment on accrued liabilities                                $    888


     See accompanying notes to condensed consolidated financial statements.

                              CONNETICS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION AND POLICIES

       We have prepared the accompanying unaudited condensed consolidated financial statements of Connetics Corporation ("Connetics") in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. Certain prior year balances have been reclassified for comparative purposes.

       These condensed, consolidated financial statements and notes should be read in conjunction with audited financial statements and notes to those financial statements for the year ended December 31, 2000 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Principles of Consolidation

       The accompanying unaudited condensed consolidated financial statements include the accounts of Connetics and its wholly-owned subsidiary, Soltec Research Pty Ltd. ("Soltec"). All significant intercompany accounts and transactions are eliminated in consolidation.

Revenue Recognition

       Product Sales and Royalty Revenue. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, when title has passed upon shipment, the price is fixed or determinable, and collectibility is reasonably assured. We recognize product revenue net of allowances for estimated returns, rebates, and chargebacks. We are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. To date we have not experienced significant returns of expired product. Royalties from licensees are based on third-party sales and are recognized in the quarter in which the royalty payment is either received from the licensee or may be reasonably estimated, which is typically one quarter following the related sale of the licensee.

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

       Revenue associated with substantial "at risk" performance milestones, as defined in the respective agreements, is recognized based upon the achievement of the milestones.

       Royalty expense directly related to product sales is classified in cost of sales.

Foreign Currency Translation

       The functional currency of Connetics' Australian subsidiary is the local currency. The translation of the Australian currency into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Foreign currency translation adjustments are recorded in comprehensive income (loss).

Goodwill and Purchased Intangible Assets

       Goodwill and purchased intangibles are amortized on a straight-line basis over 10 year lives (see note 4).

       We periodically perform reviews to determine if the carrying value of assets is impaired. The reviews look for the existence of facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. No such impairment has been indicated to date. If in the future, management determines the existence of impairment indicators, we would use undiscounted cash flows to initially determine whether an impairment should be recognized. If necessary, we would perform subsequent calculation to measure the amount of impairment loss based on the excess of the carrying value over the fair value of the impaired assets. If quoted market prices for the assets are not available, the fair value would be calculated using the present value of estimated expected future cash flows or other appropriate valuation methodologies. The cash flow calculation would be based on management's best estimates, using appropriate assumptions and projections at the time.

Recent Accounting Pronouncements

       As of January 1, 2001, Connetics adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities."

       As a result of the adoption of SFAS 133, we recognize derivative financial instruments in our financial statements at their fair value, regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders' equity as a component of comprehensive income (loss) depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge.

       Connetics entered into a foreign exchange forward contract related to our acquisition of Soltec. That contract was entered into in relation to a business combination and does not qualify as a hedge under SFAS 133. The purpose of the contract was to lock in to the purchase price paid for Soltec. As of the closing date, April 20, 2001, we incurred a loss of $0.6 million on this contract. The foreign exchange forward contract was terminated on the closing date of the acquisition of Soltec.

       In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). SFAS 141 establishes new standards for accounting and reporting for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. We will adopt this statement in the third quarter of fiscal 2001.

       In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which establishes new standards for goodwill and other intangible assets, including the elimination of goodwill amortization, to be replaced with periodic evaluation of goodwill for impairment. SFAS 142 is effective for fiscal years ending after December 15, 2001, but any goodwill and intangible assets resulting from a business combination after July 1, 2001 will be accounted for under SFAS 142. Goodwill and intangible assets from business combination before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

       Connetics will adopt SFAS 142 on January 1, 2002. Upon the adoption of SFAS 142, we are required to evaluate our existing goodwill and intangibles assets from business combinations completed before July 1, 2001 and make any necessary reclassifications in order to comply with the new criteria in SFAS 141 for recognition of intangible assets.

       At June 30, 2001, Connetics has goodwill and intangible assets of $14.4 million subject to SFAS 141 and SFAS 142. Amortization expense for goodwill and intangible assets amounted to $0.4 million for the six months ended June 30, 2001. Due to the extensive efforts needed to comply with the adoption of SFAS 142, it is not practical to reasonably estimate the impact of adoption of theses statements on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

2.     NET INCOME (LOSS) PER SHARE

       We compute basic net income (loss) per common share using the weighted average number of shares outstanding during the period. We compute diluted net income per share using the weighted average of common and diluted equivalent stock options and warrants outstanding during the period. We excluded all stock option and warrants from the calculation of diluted loss per common share for the six months ended June 30, 2001 because these securities are anti-dilutive during this period. The following table sets forth the computations for basic and diluted earnings per share.

                                                  Three months ended             Six months ended
                                                       June 30,                      June 30,
                                                -----------------------       -----------------------
                                                  2001           2000           2001           2000
                                                --------       --------       --------       --------
                                                        (In thousand, except per share amounts)
Numerator for basic and diluted earnings-
    per share-
       Net income (loss)                        $ (6,135)      $    567       $(11,023)      $ (3,840)

Denominator for basic earnings per share
      Weighted average shares                     29,777         27,481         29,741         27,295
Effect of dilutive securities --
       Stock options and warrants                     --          1,223             --          1,263
                                                --------       --------       --------       --------
Denominator for diluted earnings per share        29,777         28,704         29,741         28,558
Net income (loss) per share:
     Basic                                      $  (0.21)      $    .02       $  (0.37)      $  (0.14)
                                                ========       ========       ========       ========
     Diluted                                    $  (0.21)      $    .02       $  (0.37)      $  (0.13)
                                                ========       ========       ========       ========

3.     COMPREHENSIVE INCOME (LOSS)

       During the three and six month periods ended June 30, 2001, total comprehensive loss amounted to $4.0 million and $12.4 million, respectively, compared to a comprehensive income of $22.7 million and $39.2 million for the comparable periods in 2000. The components of comprehensive income (loss) for the three and six month period ended June 30, 2001 and June 30, 2000 are as follows:

                                             Three months ended             Six months ended
                                                  June 30,                      June 30,
                                           -----------------------      -----------------------
                                             2001           2000          2001           2000
                                           --------       --------      --------       --------
                                                             (In thousands)
Net income (loss)                          $ (6,135)      $    567      $(11,023)      $ (3,840)
Cumulative translation adjustment                (1)            --            (1)            --
Unrealized gain  (loss) on securities         2,156         22,118        (1,412)        43,038
                                           --------       --------      --------       --------
Comprehensive income (loss)                $ (3,980)      $ 22,685      $(12,436)      $ 39,198
                                           ========       ========      ========       ========

4.     ACQUISITION OF SOLTEC

       In April 2001, Connetics completed its acquisition of Soltec, a division of Australia-based F.H. Faulding & Co Limited. Connetics' two marketed dermatology products and current product development programs are based on technology developed by Soltec. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since April 19, 2001, Soltec's results of operations have been included in the Connetics' consolidated statements of operations. The fair value of the intangible assets was determined based upon an independent valuation using a combination of methods, including an income approach for the in-process research and development and existing technology, a cost approach for the assembled workforce and the royalty savings approach for the patents and core technology.

       Connetics purchased all of the shares of Soltec's capital stock for a purchase price of approximately $16.9 million. The purchase price was allocated, based on an independent valuation, to goodwill of $6.4 million, patents and core technology of $1.2 million, existing technology of $6.8 million, acquired in-process research and development of $1.1 million, assembled workforce of $0.1 million and tangible net assets assumed of $1.3 million.

       The value of the acquired in-process technology was computed using a discounted cash flow analysis with a discount rate of 20% on the anticipated income stream and the expected completion stage of the related product revenues. The acquired in-process research and development programs are in early stages of development, have not reached technological feasibility, and have no foreseeable alternative future uses. The value of the existing technology was computed using a discounted cash flow analysis with a discount rate of 15%. The discounted cash flow analysis was based on management's forecast of future revenues, cost of revenues and operating expenses related to the products and technologies purchased from Soltec. Amortization of the acquired intangibles and goodwill associated with this acquisition totaled $0.3 million for the three and six months ended June 30, 2001.

       The following unaudited pro forma results of operation are as if the Soltec acquisition had been consummated as of January 1, 2000. The pro forma information has been prepared for comparative purposes only and is not indicative of what operating results would have been if the acquisition had taken place at the beginning of fiscal 2000 or of future operating results.

                                                                        Six months ended
                                                                            June 30,
                                                                   ---------------------------
                                                                      2001             2000
                                                                   ----------       ----------
                                                                         (In thousands)
                                                                           (Unaudited)
Pro forma revenue                                                  $   17,947       $   25,505
                                                                   ==========       ==========
Pro forma income (loss) before cumulative effect of change in
accounting principle                                               $   (8,775)      $    2,285
Cumulative effect of change in accounting principle                        --       $   (5,192)
                                                                   ----------       ----------
Pro forma net loss                                                 $   (8,775)      $   (2,907)
                                                                   ==========       ==========

BASIC PRO FORMA EARNINGS PER SHARE:
Pro forma income loss before cumulative effect of change in
accounting principle                                               $    (0.30)      $     0.08
Cumulative effect of change in accounting principle                        --       $    (0.19)
                                                                   ==========       ==========
Pro forma net loss per share                                       $    (0.30)      $    (0.11)

DILUTED PRO FORMA EARNINGS PER SHARE:
Pro forma income (loss) before cumulative effect of change in
accounting principle                                               $    (0.30)      $     0.08
Cumulative effect of change in accounting principle                        --       $    (0.18)
                                                                   ==========       ==========
Pro forma net loss per share                                       $    (0.30)      $    (0.10)
                                                                   ==========       ==========


The pro forma income (loss) amounts shown above exclude the charge for in-process research and development because of its non-recurring nature.

5.     REDUCTION IN RELAXIN PROGRAM

       In May 2001, Connetics announced its decision to pursue a license partner or other strategic alternative for its relaxin program. As a result, Connetics has reduced its investment in the development of relaxin in favor of focusing its resources on expanding its dermatology business. During the second quarter, Connetics reduced its workforce from 182 people to 155 people by eliminating positions related to relaxin. Connetics took a one-time charge of approximately $6.0 million in the second quarter of 2001, which represents $0.5 million accrued in connection with the reduction in workforce as well as $5.5 million for the wind down of relaxin development contracts.

       Boehringer Ingelheim, or BIA, manufactures relaxin for us for clinical uses under a long-term contract. In July 2000, in anticipation of successful results in our relaxin clinical trial for scleroderma, we submitted a purchase order to BIA for product to be used for commercial supply. The purchase order was for a price to be negotiated. We have been in discussion with BIA since the beginning of 2001 regarding whether any additional monies are owed under the contract in view of the failure of the clinical trial. In July 2001, following our May 2001 announcement about downsizing the relaxin program, BIA notified us that BIA believes we are in breach of the relaxin manufacturing agreement and that BIA intends to terminate the agreement and seek remedies if Connetics does not remedy the alleged breach. We disagree with BIA's allegation that we have breached the contract. Nevertheless, consistent with other reserves taken in connection with the Company's downsizing of the relaxin program, we have recorded a reserve for our estimate of our potential exposure in the dispute with BIA. There can be no guarantee, however, that the actual resolution of this dispute will not result in charges in excess of the reserve we have recorded.

6.     SALE OF RIDAURA

       In April 2001, Connetics sold its rights to Ridaura(R) including inventory and identified liabilities to Prometheus Laboratories Inc. for $9.0 million in cash plus a royalty on annual sales in excess of $4.0 million for the next five years. Ridaura(R) is a prescription pharmaceutical product for the treatment of rheumatoid arthritis. Connetics accrued approximately $0.9 million for transaction related costs and contractual liabilities incurred as of the date of the sale. After recognizing the above amounts, Connetics recorded a gain of $8.1 million on this transaction.

7.     LICENSE OF LIQUIPATCH(TM) TECHNOLOGY

       In June 2001, Connetics announced a global licensing agreement between Soltec and a major international healthcare company for Soltec's innovative Liquipatch multi-polymer gel delivery system. The agreement follows successful pilot development work and gives the licensee exclusive global right to use the Liquipatch technology in a field in dermatology, particularly for the delivery of a topical over-the-counter product. The licensee will be responsible for all development costs, and will be obligated to pay license fees, milestone payments, and royalties on future product sales. As of June 30, 2001, there was no financial statement impact as a result of this agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This MD&A should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2000, and with the unaudited condensed consolidated financial statements and notes to financial statements included in this report and in the report on Form 10-Q for the quarter ended March 31, 2001. Except for historical information, the discussion in this report contains forward-looking statements that involve risks and uncertainties. When used in this report, the words "anticipate," "believe," "estimate," "will," "intend" and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Some of the factors that, in our view, could cause actual results to differ are discussed under the caption "Factors That May Affect Future Results, Financial Condition and the Market Price of Securities" and in our Annual Report on Form 10-K. Our historical operating results are not necessarily indicative of the results to be expected in any future period.

OVERVIEW

       We currently market two pharmaceutical products, OLUX(TM) Foam (clobetasol propionate), 0.05% for the treatment of moderate to severe scalp dermatoses, and Luxiq(R) (betamethasone valerate) Foam, 0.12%, for the treatment of mild to moderate scalp dermatoses. We launched OLUX on November 6, 2000. Our commercial business is focused on the dermatology marketplace, which is characterized by a large patient population that is served by relatively small, and therefore more accessible, groups of treating physicians. Our two dermatology products have clinically proven therapeutic advantages and we provide quality customer service to physicians through our experienced sales and marketing staff. As we are now focusing on our dermatology business, we sold our rights to Ridaura(R) including inventory to Prometheus Laboratories Inc. for $9.0 million in cash plus a royalty on annual sales in excess of $4.0 million for the next five years. Ridaura(R) is a prescription pharmaceutical product for the treatment of rheumatoid arthritis.

       In addition to our commercial business, we hold the rights to a biotechnology product that has the potential to treat multiple diseases, a recombinant form of a natural hormone called relaxin. Relaxin reduces the hardening, or fibrosis, of skin and organ tissue, dilates existing blood vessels and stimulates new blood vessel growth. On May 23, 2001, we announced our decision to reduce our investment in the development of relaxin and to search for licensing opportunities or other strategic alternatives for the product. We reduced our work force from 182 people to 155 people by eliminating positions related to relaxin. The one-time charge in the second quarter of 2001 represents amounts accrued in connection with the reduction in workforce as well as a wind down of relaxin development contracts. Boehringer Ingelheim, or BIA, manufactures relaxin for us for clinical uses under a long-term contract. In July 2000, in anticipation of successful results in our relaxin clinical trial for scleroderma, we submitted a purchase order to BIA for product to be used for commercial supply. The purchase order was for a price to be negotiated. We have been in discussions with BIA since the beginning of 2001 regarding whether any additional monies are owed under the contract in view of the failure of the clinical trial. In July 2001, following our May 2001 announcement about downsizing the relaxin program, BIA notified us that BIA believes we are in breach of the relaxin manufacturing agreement and that BIA intends to terminate the agreement and seek remedies if Connetics does not remedy the alleged breach. We disagree with BIA's allegation that we have breached the contract. Nevertheless, consistent with other reserves taken in connection with the Company's downsizing of the relaxin program, we have recorded a reserve for our estimate of our potential exposure in the dispute with BIA. There can be no guarantee, however, that the actual resolution of this dispute will not result in charges in excess of the reserve we have recorded.

       In April 2001, we completed the acquisition of Soltec Research Pty Ltd, a division of Australia-based F.H. Faulding & Co Limited for approximately $16.9 million. $1.1 million of the purchase price was allocated, based on an independent valuation, to in-process research and development, with the balance to the tangible assets of Soltec, existing technology and goodwill. Connetics' two marketed dermatology products and current development programs are based on technology developed by Soltec. Soltec has been developing innovative delivery systems for new dermatology products for over 10 years, and has leveraged its broad range of drug delivery technologies by entering into license agreements with dermatology companies around the world. Those license agreements bear royalties payable to Soltec for currently marketed products, as well as potential future royalties for products under development.

RESULTS OF OPERATIONS

       REVENUES

                                            Three Months Ended         Six Months Ended
                                                 June 30,                  June 30,
                                          ---------------------      --------------------
Revenues                                   2001          2000          2001         2000
                                          -------       -------      -------      -------
                                                          (In thousands)
     Product:
        Luxiq(R)                          $ 3,399         2,588      $ 7,294      $ 4,847
        OLUX(TM)                            3,184            --        4,923           --
        Ridaura                                (6)        1,064        2,015        2,715
        Actimmune                              --           141           --        1,898
                                          -------       -------      -------      -------
     Total product revenues                 6,577         3,793       14,232        9,460

     Contract and royalty:
        Celltech                              756         1,125          756        7,252
        Suntory Ltd.                           --            47           --           93
        F.H. Faulding & Co., Ltd.              20            25           39           25
        Paladin Labs, Inc.                     13           264           27          477
        InterMune                              --            --           --        1,500
        Immune Response Corp.                  --            50           --          100
        Other contract                         74            --           74           --
        Royalty                               123            --          123           --
                                          -------       -------      -------      -------
     Total contract & royalty revenues        986         1,511        1,019        9,447
                                          -------       -------      -------      -------
    Sale of InterMune Revenue Rights           --         5,218          771        5,218
                                          -------       -------      -------      -------
            Total revenues                $ 7,563       $10,522      $16,022      $24,125
                                          =======       =======      =======      =======

       Our product revenues for the three and six month periods ended June 30, 2001, were $6.6 million and $14.2 million, respectively, compared to $3.8 million and $9.5 million for the three and six months ended June 30, 2000. The increase in total product revenues for the three and six months ended June 30, 2001 was due to continued sales growth of Luxiq and OLUX, which we began marketing in April 1999 and November 2000, respectively, offset by lower sales of Ridaura(R) and Actimmune. As part of the June 27, 2000 agreement with InterMune, we did not record Actimmune sales beginning with the second quarter of 2000. Ridaura sales, which were minimal, for April 2001 were netted with chargebacks and returns resulting in a negative amount. As part of the April 30, 2001 sale agreement to Prometheus we did not record Ridaura sales beginning with May 2001.

       Contract and royalty revenues for the three and six month periods ended June 30, 2001 was $1.0 million, compared to $1.5 million and $9.4 million for the three and six months ended June 30, 2000. The decrease in total contract and royalty revenue for the six month period ended June 30, 2001, is mainly due to the receipt of a one-time license payment in the first quarter of 2000, a milestone payment of $5.0 million in the first quarter of 2000 from a former collaborative partner for relaxin, and $1.5 million paid by InterMune, for Actimmune in the first quarter of 2000 in conjunction with our sublicense agreement. We had no royalty revenue in 2000. We expect contract revenues to fluctuate significantly depending on our remaining partners achieving milestones under existing agreements, and on new business opportunities.

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

       Our cost of product revenues for 2001 includes the costs of Luxiq, OLUX and Ridaura, royalty payments on these products based on a percentage of our product revenues, and product freight and distribution costs from our distributor. We recorded cost of product revenues of $0.6 million and $1.7 million, respectively, for the three and six months ended June 30, 2001, compared to $0.5 million and $2.3 million, respectively, for the three and six months ended June 30, 2001. The cost of product revenues for the first six months of 2001 decreased compared to the first six months of 2000 primarily because in 2001 We did not recognize Actimmune revenue and its associated cost of sales under the revenue rights agreement, and did not recognize Ridaura revenue and its associated cost of sales following the sale of Ridaura(R) in April 2001.

   RESEARCH AND DEVELOPMENT

       Research and development expenses were $5.6 million and $10.0 million for the three month and six month periods ended June 30, 2001, compared to $4.0 and $10.1 million for the comparable periods in 2000. The increase in expenses for the three months ended June 30, 2001 was due to increased dermatology product development activity.

       We expect research and development expenses to remain consistent over the next few quarters. In May 2001, Connetics announced its decision to pursue a license partner or other strategic alternative for its Relaxin program. As a result, we have reduced our investment in the development of Relaxin in favor of focusing our resources on expanding our dermatology business. The reduction in expenses related to relaxin clinical work, manufacturing and overhead, will be offset by the increase in expenditures for dermatology research, development and marketing.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses were $9.7 million and $17.3 million for the three and six month periods June 30, 2001, compared to $6.0 million and $11.6 million for the comparable periods in 2000. The increase in expenses was due to increased headcount and increased market research and sales promotions costs related to the OLUX launch, a one-time non-cash compensation charge, as well as the amortization of intangibles associated with the acquisition of Soltec. We expect selling, general and administrative expenses to remain consistent or be slightly lower due to non-recurring charges incurred in the second quarter of 2001.

       ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

       We recorded a charge of $1.1 million for acquired in-process research and development associated with the acquisition of Soltec, during the three month period ended June 30, 2001.

       Acquired in-process research and development consists of several projects which involve the use of novel technologies to improve the delivery of drugs. Several of these projects are being developed in connection with other companies who own rights to the drugs. We may earn milestone and other fees under these arrangements and, if the drugs are successfully developed, will be entitled to royalties based on net sales. The projects are in various stages of development and are subject to substantial risks. We currently estimate that completion of the first projects will occur in the period from 2001 to 2002 and we expect to incur research and development expenses of up to $1.4 million, assuming all drugs are successfully developed (before considering any research funding from our partners). The value of the in-process research and development was determined by an independent valuation expert using a discounted cash flow analysis with a rate of 20%. In addition, the stage of completion of each project was considered in determining the value.

       There is no assurance that the projects will meet either technological or commercial success. The products under development have no foreseeable alternative future use. The estimates used by Connetics in valuing in-process research and development were based on assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Our assumption may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the results projected for purposes of determining the fair value of the acquired in-process research and development.

       CHARGE FOR RELAXIN PROGRAM

       During the three month period ended June 30, 2001, we recorded a one-time charge of $6.0 million, related to the relaxin program following our May 2001 decision to strategically reduce the program. The charge included amounts related to severance and costs associated with winding down contracts.

       INTEREST INCOME (EXPENSE)

       Interest and other income were $1.5 million and $2.5 million for the three month and six month periods ended June 30, 2001, compared with $0.3 million and $0.6 million for the comparable periods in 2000. The increase in interest income was due to higher cash and short-term investment balances for the period ended June 30, 2001 compared to the same period in 2000. Additionally, there was an increase in other income, which was primarily related to a gain in the second quarter of 2001 of $0.8 million on the foreign exchange forward contract that was entered into in February 2001 in connection with the Soltec acquisition. The gain on this foreign exchange forward contract in the second quarter of 2001 was the result of an improvement of relative exchange rates between the first and second quarters of 2001. During the first quarter of 2001 a loss on this same contract of $1.4 million had been recorded and included in other expense in that quarter. This loss accounted for the majority of the increase in interest and other expense for the six months ended June 30, 2001 compared to the same period in 2000.

   NET LOSS

       We expect to incur losses for the remainder of 2001 and the foreseeable future. These losses are expected to fluctuate from period to period based on timing of product revenues, sales and marketing expenses, clinical material purchases, clinical trial expenses, and possible acquisitions of new products and technologies.

LIQUIDITY AND CAPITAL RESOURCES

       We have financed our operations to date primarily through proceeds from equity financings, collaborative arrangements with corporate partners and bank loans. At June 30, 2001, cash, cash equivalents and short-term investments totaled $55.8 million compared to $80.2 million at December 31, 2000. Our investments are held in a variety of interest-bearing instruments including high-grade corporate bonds, commercial paper and money market accounts.

       Cash flows from operating activities. Cash used in operations for the six month period ended June 30, 2001 and 2000, was $15.3 million and $3.2 million, respectively. Net loss of $11.0 million for the first six months of 2001 was affected by non-cash charges of $0.7 million of depreciation and amortization expense and $0.6 million in other expense related to the Soltec foreign exchange forward contract, a one time in-process research and development charge of $1.1 million related to the Soltec acquisition, a one-time $6.0 million charge related to the reduction in the relaxin program, and a compensation charge in the amount of $1.1 million, partially offset by the $8.1 million gain on the sale of Ridaura(R).

       Cash flows from investing activities. Investing activities used $31.3 million in cash during the six month period ended June 30, 2001, due in part to sales of $12.5 million of short-term investments offset by $35.8 million of short term investment purchases, as well as the acquisition of Soltec in the amount of $16.6 (net of cash acquired), which is partially offset by the proceeds from the sale of Ridaura in the amount of $9.0 million.

       Cash flows from financing activities. Cash provided by financing activities of $0.1 million for the six months ended June 30, 2001 included a $0.8 million bank loan payment, offset by $0.9 million in proceeds from issuance of common stock.

       Working Capital. Working capital decreased by $25.0 million to $46.0 million at June 30, 2001 from $71.0 million at December 31, 2000. The decrease in working capital was due to use of our cash in operations, payment of debt obligations, and the acquisition of Soltec, which was partially offset by the sale of Ridaura.

       We believe our existing cash, cash equivalents and short-term investments generated from product sales and collaborative arrangements with corporate partners, will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the next 12 months.

FACTORS THAT MAY AFFECT FUTURE RESULTS, FINANCIAL CONDITION AND THE MARKET PRICE OF SECURITIES

       Please also read Item 1 in our 2000 Annual Report on Form 10-K where we have described our business and the challenges and risks we may face in the future.

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



RISKS RELATED TO OUR BUSINESS

We incurred losses in every year since inception, except for fiscal year 2000. If we do not achieve profitability, stockholders may lose their investment.

       Except for fiscal year 2000, we have lost money every year since our inception. We had net losses of $27.3 million in 1999 and net income of $27.0 million in 2000. If we exclude a gain of $43.0 million on sales of stock we held in InterMune, and the associated income tax, our net loss for 2000 would have been $15.0 million. We had a net loss of $11.0 million for the six months ended June 30, 2001. Our accumulated deficit was $103.8 million at June 30, 2001. We may incur additional losses during the next few years. If we do not achieve and maintain profitability, our stock price may decline.

If we do not obtain the capital necessary to fund our operations, we will be unable to develop or market our products.

       We currently believe that our available cash resources will be sufficient to fund our operating and working capital requirements for the next 18 months. If in the future, our product revenue does not continue to grow or we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development of our other products.

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

       We are pursuing several U. S. and foreign patent applications, although we cannot be sure that any of these patents will ever be issued. We and Soltec also have acquired rights under certain patents and patent applications in connection with our licenses to distribute products and from the assignment of rights to patents and patent applications from certain of our consultants and officers. These patents and patent applications may be subject to claims of rights by third parties. If there are conflicting claims to the same patent or patent application, we may not prevail and, even if we do have some rights in a patent or application, those rights may not be sufficient for the marketing and distribution of products covered by the patent or application.

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

Our current product revenue will not cover the cost of fully developing and commercializing new products.

       Product revenue from sales of our marketed products does not currently cover the full cost of developing products in our pipeline. Historically, we have depended on licensing agreements with our corporate partners to successfully develop and commercialize our products. We also generate revenue by licensing our products to third parties for specific territories and indications. Our reliance on licensing arrangements with third parties carries several risks, including the possibilities that:

       - a product development contract may expire or a relationship may be terminated, and we will not be able to attract a satisfactory alternative corporate partner within a reasonable time;

       - we may be contractually bound to terms that, in the future, are not commercially favorable to us; and

       - royalties generated from licensing arrangements may be insignificant.

If any of these risks occurs, we may not be able to successfully develop our products.

If we do not successfully partner or commercialize relaxin, we will lose fundamental intellectual property rights to the product.

       Licenses with Genentech, Inc. and The Howard Florey Institute of Experimental Physiology and Medicine require us to use our best efforts to commercialize relaxin. If we fail to successfully commercialize relaxin, our rights under these licenses may revert to Genentech and the Florey Institute. The termination of these agreements and subsequent reversion of rights could prevent us from leveraging our additional patents and know-how by securing a partnership arrangement for the relaxin program.

We are subject to foreign exchange risks which may increase our operational expenses.

       We make payments to Miza Pharmaceuticals for the production of Luxiq and OLUX in pounds sterling. If the U.S. dollar depreciates against the pound, the payments that we must make will increase, which will increase our expenses. We do not currently hedge our foreign currency exposure related to our agreement with Miza.

We rely on our employees and consultants to keep our trade secrets confidential.

       We rely on trade secrets and unpatented proprietary know-how and continuing technological innovation in developing and manufacturing our products. We require each of our and Soltec's employees, consultants and advisors to enter into confidentiality agreements prohibiting them from taking our proprietary information and technology or from using or disclosing proprietary information to third parties except in specified circumstances. The agreements also provide that all inventions conceived by an employee, consultant or advisor, to the extent appropriate for the services provided during the course of the relationship, shall be our exclusive property, other than inventions unrelated to us and developed entirely on the individual's own time. Nevertheless, these agreements may not provide meaningful protection of our trade secrets and proprietary know-how if they are used or disclosed. Despite all of the precautions we may take, people who are not parties to confidentiality agreements may obtain access to our trade secrets or know-how. In addition, others may independently develop similar or equivalent trade secrets or know-how.

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

       We depend on third parties to manufacture our products, and each product is manufactured by a sole source manufacturer. Currently, Miza Pharmaceuticals is our sole source manufacturers for Luxiq and OLUX. All of our contractors must comply with the applicable FDA good manufacturing practice regulations, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed before they can be used in commercial manufacturing of our products. If our sole source manufacturers cannot provide us with our product requirements in a timely and cost-effective manner, if the product they are able to supply cannot meet commercial requirements for shelf life, or if they are not able to comply with the applicable good manufacturing practice regulations and other FDA regulatory requirements, our sales of marketed products could be reduced and we could suffer delays in the progress of clinical trials for products under development. We do not have control over our third-party manufacturers' compliance with these regulations and standards. In addition, any commercial dispute with any of our sole source suppliers could result in delays in the manufacture of product, and affect our ability to commercialize our products.

\
If we are unable to contract with third parties to manufacture and distribute our products in sufficient quantities, on a timely basis, or at an acceptable cost, we may be unable to meet demand for our products and may lose potential revenues.

       We have no manufacturing or distribution facilities for any of our products. Instead, we contract with third parties to manufacture our products for us. We have manufacturing agreements with the following companies:

       -      Miza Pharmaceuticals, a U.K. corporation, for Luxiq and OLUX; and

       -      Boehringer Ingelheim Austria GmbH for relaxin.

       Boehringer Ingelheim, or BIA, manufactures relaxin for us for clinical uses under a long-term contract. In July 2000, in anticipation of successful results in our relaxin clinical trial for scleroderma, we submitted a purchase order to BIA for product to be used for commercial supply. The purchase order was for a price to be negotiated. We have been in discussions with BIA since the beginning of 2001 regarding whether any additional monies are owed under the contract in view of the failure of the clinical trial. In July 2001, following our May 2001 announcement about downsizing the relaxin program, BIA notified us that BIA believes we are in breach of the relaxin manufacturing agreement and that BIA intends to terminate the agreement and seek remedies if Connetics does not remedy the alleged breach. We disagree with BIA's allegation that we have breached the contract. Nevertheless, consistent with other reserves taken in connection with the Company's downsizing of the relaxin program, we have recorded a reserve for our estimate of our potential exposure in the dispute with BIA. There can be no guarantee, however, that the actual resolution of this dispute will not result in charges in excess of the reserve we have recorded.

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

       Any loss of a manufacturer or any difficulties, which could arise in the manufacturing process, could significantly affect our inventories and supply of products available for sale. If we are unable to supply sufficient amounts of our products on a timely basis, our market share could decrease and, correspondingly, our profitability could decrease.

If our contract manufacturers fail to comply with cGMP regulations, we may be unable to meet demand for our products and may lose potential revenue.

       The FDA requires that all manufacturers used by pharmaceutical companies comply with the FDA's regulations, including those cGMP regulations applicable to manufacturing processes. The cGMP validation of a new facility and the approval of that manufacturer for a new drug product may take a year or more before manufacture can begin at the facility. Delays in obtaining FDA validation of a replacement manufacturing facility could cause an interruption in the supply of our products. Although we have business interruption insurance covering the loss of income for up to $8.0 million, which may mitigate the harm to our business from the interruption of the manufacturing of products caused by certain events, the loss of a manufacturer could still have a negative effect on our sales, margins and market share, as well as our overall business and financial results.

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

       The pharmaceutical industry is highly competitive. Competition in our industry occurs on a variety of fronts, including developing and bringing new products to market before others, developing new technologies to improve existing products, developing new products to provide the same benefits as existing products at less cost and developing new products to provide benefits superior to those of existing products.

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

       Our industry faces an inherent risk of product liability claims from allegations that our products resulted in adverse effects to the patient or others. These risks exist even with respect to those products that are approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA. Our insurance may not provide adequate coverage against potential product liability claims or losses. We also cannot be certain that our current coverage will continue to be available in the future on reasonable terms, if at all. Even if we are ultimately successful in product liability litigation, the litigation would consume substantial amounts of our financial and managerial resources, and might create adverse publicity, all of which would impair our ability to generate sales. If we were found liable for any product liability claims in excess of our coverage or outside of our coverage, the cost and expense of such liability could severely damage our business, financial condition and profitability.

RISKS RELATED TO OUR STOCK

Our stock price is volatile and the value of your investment in our stock could decline in value.

       The market prices for securities of specialty pharmaceutical companies like our company have been and are likely to continue to be highly volatile. As a result, investors in these companies often buy at very high prices only to see the price drop substantially a short time later, resulting in an extreme drop in value in the stock holdings of these investors. In addition, the volatility could result in securities class action litigation. Any litigation would likely result in substantial costs, and divert our management's attention and resources. Our charter documents and Delaware law contain provisions that could delay or prevent an acquisition of us, even if the acquisition would be beneficial to our stockholders.

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


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       There have been no material changes in the reported market risks since December 31, 2000 except for the foreign currency exchange risk related to the foreign currency exchange contract Connetics entered into during the quarter ended March 31, 2001. The contract was cancelled in April 2001 in conjunction with the acquisition of Soltec.

PART II. OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On May 17, 2001, we held our annual meeting of stockholders. At the meeting, the stockholders approved the following matters by the following votes:

       1)     Election of the following directors:

                                                     FOR          WITHHELD
              Alexander E. Barkas, MD             23,918,656       168,842
              Eugene Bauer, MD                    20,321,552     3,765,946
              John C. Kane                        23,921,757       165,741
              Thomas D. Kiley                     23,918,457       169,041
              Glenn A. Oclassen                   23,924,157       163,341
              Leon E. Panetta                     23,917,176       170,322
              G. Kirk Raab                        23,621,842       465,656
              Thomas G. Wiggans                   23,109,248       978,250


       2)     Approval of Amendment to the 1995 Directors' Stock Option Plan

                              FOR              AGAINST           ABSTAIN
                          23,323,241           704,493           58,764

       3) Ratification of the appointment of Ernst & Young LLP to serve as the Company's independent auditors for the fiscal year ended December 31, 2001

                              FOR              AGAINST           ABSTAIN
                          24,011,333           40,611            35,554


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits. None

(b)    Reports on Form 8-K.

       We filed the following Current Reports on Form 8-K during the quarter ended June 30, 2001:

       (i) We filed a Current Report on Form 8-K dated March 20, 2001, with the Securities and Exchange Commission on April 2, 2001, under
              Item 5. Other Events, and Item 7. Exhibits

       (ii) We filed a Current Report on Form 8-K dated April 10, 2001, with the Securities and Exchange Commission on May 4, 2001, under Item
              2. Acquisition of Disposition of Assets, and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

       (iii) We filed a Current Report on Form 8-K dated April 30, 2001, with the Securities and Exchange Commission on May 11, 2001, under Item
              2. Acquisition or Disposition of Assets, and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

       (iv) We filed a Current Report on Form 8-K dated May 23, 2001, with the Securities and Exchange Commission on May 23, 2001, under Item 5. Other Events, and Item 7. Exhibits.

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

Date: August 14, 2001