Form 10-Q
period 2001-09-30
CONNETICS CORP
filed 2001-11-14
CIK 1004960

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

As of November 8, 2001, 30,032,722 shares of the Registrant's common stock were outstanding, at $0.001 par value.

                              CONNETICS CORPORATION
                                TABLE OF CONTENTS

                                                                                Page
                                                                                ----
PART I. FINANCIAL INFORMATION

     Item 1. Condensed Consolidated Financial Statements

             Condensed Consolidated Balance Sheets at September 30, 2001 and
             December 31, 2000 ................................................   3

             Condensed Consolidated Statements of Operations for the three
             months and  nine months ended September 30, 2001 and 2000 ........   4

             Condensed Consolidated Statements of Cash Flows for the nine
             months ended September 30, 2001 and 2000 .........................   5

             Notes to Condensed Consolidated Financial Statements .............   6

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations ............................................  12

     Item 3. Quantitative and Qualitative Disclosures About Market Risks ......  26


PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K .................................  27

             (a) Exhibits .....................................................  27

             (b) Reports on Form 8-K ..........................................  27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              CONNETICS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                     September 30,     December 31,
                                                         2001             2000
                                                      (unaudited)        (Note 1)
                                                     ------------      ------------
                              ASSETS

Current assets:
  Cash and cash equivalents                          $  15,997         $  58,577
  Short-term investments                                34,814            21,607
  Accounts receivable                                    4,309             2,749
  Other current assets                                   1,398               545
                                                     ---------         ---------
          Total current assets                          56,518            83,478

Property and equipment, net                              2,465             1,807
Deposits and other assets                                  329               428
Goodwill and other purchased intangibles, net           14,033                --
                                                     ---------         ---------
Total assets                                         $  73,345         $  85,713
                                                     =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $   3,933         $   5,115
  Accrual for Relaxin related liabilities                5,534                --
  Accrued process development expenses                   1,127             1,389
  Accrued payroll and related expenses                   2,118             1,797
  Other accrued liabilities                              2,055             3,228
  Notes payable and capital lease obligations               --               787
  Current portion of deferred revenue                      332               132
                                                     ---------         ---------
          Total current liabilities                     15,099            12,448

Deferred revenue                                           560               659

Stockholders' equity:
Preferred stock                                             --                --
Common stock and additional paid-in capital            161,816           159,242
Deferred compensation                                       (7)              (21)
Accumulated deficit                                   (109,196)          (92,756)
Accumulated other comprehensive income                   5,073             6,141
                                                     ---------         ---------
          Total stockholders' equity                    57,686            72,606
                                                     ---------         ---------
Total liabilities and stockholders' equity           $  73,345         $  85,713
                                                     =========         =========


     See accompanying notes to condensed consolidated financial statements.

                              CONNETICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                          Three Months Ended         Nine Months Ended
                                                             September 30,              September 30,
                                                        ----------------------      ----------------------
                                                          2001          2000          2001          2000
                                                        --------      --------      --------      --------
Revenues:
  Product                                                  7,650      $  5,657      $ 21,882      $ 15,118
  Royalty                                                    425            --           548            --
  Contract and other                                         123         1,430         1,789        16,094
                                                        --------      --------      --------      --------
        Total revenues                                     8,198         7,087        24,219        31,212
                                                        --------      --------      --------      --------

Operating costs and expenses:
  Cost of sales                                              700           719         2,408         2,979
  Research and development                                 4,460         5,828        14,433        15,956
  Selling, general and administrative                      8,761         6,765        26,071        18,330
  Acquired in-process research and development                --            --         1,080            --
  Charge for Relaxin program                                  --            --         5,976            --
                                                        --------      --------      --------      --------
  Total operating costs and expenses                      13,921        13,312        49,968        37,265
                                                        --------      --------      --------      --------
Loss from operations                                      (5,723)       (6,225)      (25,749)       (6,053)

Interest and other income                                    491           659         3,022         1,305
Gain on sale of investments                                   --             4           122           707
Gain on sale of Ridaura product line                          --            --         8,055            --
Interest and other expense                                  (186)          (38)       (1,890)         (207)
                                                        --------      --------      --------      --------

Loss before cumulative effect of change in
   accounting principle                                 $ (5,418)     $ (5,600)     $(16,440)     $ (4,248)
Cumulative effect of change in accounting principle           --            --            --        (5,192)
                                                        --------      --------      --------      --------
Net loss                                                $ (5,418)     $ (5,600)     $(16,440)     $ (9,440)
                                                        ========      ========      ========      ========

Basic and diluted loss per share:

Loss per share before cumulative effect
  of change in accounting principle                     $  (0.18)     $  (0.19)     $  (0.55)     $  (0.15)

Cumulative effect of change in accounting principle           --            --            --      $  (0.19)

                                                        --------      --------      --------      --------
Net loss per share                                      $  (0.18)     $  (0.19)     $  (0.55)     $  (0.34)
                                                        ========      ========      ========      ========

Shares used to calculate loss per share                   29,920        29,507        29,801        28,032


     See accompanying notes to condensed consolidated financial statements.

                              CONNETICS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                                ----------------------
                                                                                  2001          2000
                                                                                --------      --------
Cash flows from operating activities:
     Net loss                                                                   $(16,440)     $ (9,440)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
        Depreciation and amortization                                              1,339           548
        Gain on sale of investment                                                  (122)         (707)
        Gain on sale of Ridaura product line                                      (8,055)           --
        Stock compensation expense                                                 1,554         1,384
        In-process research and development                                        1,080            --
        Amortization of deferred compensation                                         14            14
        Loss on foreign exchange forward contract                                    555            --
     Changes in assets and liabilities, excluding effects of acquisition              --            --
        Accounts receivable                                                           (8)         (123)
        Current and other assets                                                    (779)          (20)
        Accounts payable                                                          (1,348)       (3,015)
        Other current liabilities                                                  1,843          (207)
        Deferred revenue                                                             101         5,126
                                                                                --------      --------
     Net cash used in operating activities                                       (20,266)       (6,440)
                                                                                --------      --------

Cash flows from investing activities:
     Purchases of short-term investments                                         (40,439)      (13,522)
     Sales and maturities of short-term investments                               26,289        14,368
     Purchases of property and equipment                                            (762)         (620)
     Proceeds from sale of Ridaura product line                                    8,979            --
     Acquisition of a business, net of cash acquired                             (16,611)           --
                                                                                --------      --------
     Net cash provided by (used in) investing activities                         (22,544)          226
                                                                                --------      --------

Cash flows from financing activities:
     Payment of notes payable                                                       (750)       (2,453)
     Payments on obligations under capital leases and capital loans                  (37)         (203)
     Proceeds from issuance of common stock, net of issuance costs                 1,020        21,828
                                                                                --------      --------
     Net cash provided by financing activities                                       233        19,172
     Effect of foreign currency exchange rates on cash and cash equivalents           (3)           --
                                                                                --------      --------
     Net change in cash and cash equivalents                                     (42,580)       12,958
     Cash and cash equivalents at beginning of period                             58,577         8,460
                                                                                --------      --------
     Cash and cash equivalents at end of period                                 $ 15,997      $ 21,418
                                                                                ========      ========

Supplementary information:
     Interest paid                                                              $     27      $    207

Financing activity:
      Issuance of common stock as payment on accrued liabilities                      --      $    888


     See accompanying notes to condensed consolidated financial statements.

                              CONNETICS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

1.      BASIS OF PRESENTATION AND POLICIES

        We have prepared the accompanying unaudited condensed consolidated financial statements of Connetics Corporation ("Connetics") in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. Certain prior year balances have been reclassified for comparative purposes.

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

Revenue Recognition

        Product Sales and Royalty Revenue. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, when title has passed, generally upon shipment, the price is fixed or determinable, and collectibility is reasonably assured. We recognize product revenue net of allowances for estimated returns, rebates, and chargebacks. We are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. To date we have not experienced significant returns of expired product. Royalties from licensees are based on third-party sales and are recognized in the quarter in which the royalty payment is either received from the licensee or may be reasonably estimated, which is typically one quarter following the related sale of the licensee.

         Contract revenue. We record contract revenue for research and development as it is earned based on the performance requirements of the contract.

         We recognize non-refundable contract fees for which no further performance obligation exists, and for which Connetics has no continuing involvement, on the earlier of when the payments are received or when collection is assured.

         We recognize revenue from non-refundable upfront license fees under collaborative agreements ratably over the period in which we have continuing development obligations when, at the time the agreement is executed, there remains significant risk due to the incomplete stage of the product's development.

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

        We periodically perform reviews to determine if the carrying value of long-term assets is impaired. The reviews look for the existence of facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. No such impairment has been indicated to date. If in the future, management determines the existence of impairment indicators, we would use undiscounted cash flows to initially determine whether impairment should be recognized. If necessary, we would perform subsequent calculation to measure the amount of impairment loss based on the excess of the carrying value over the fair value of the impaired assets. If quoted market prices for the assets are not available, the fair value would be calculated using the present value of estimated expected future cash flows or other appropriate valuation methodologies. The cash flow calculation would be based on management's best estimates, using appropriate assumptions and projections at the time.

Recent Accounting Pronouncements

        Statement of Financial Accounting Standards No. 133 ("SFAS 133"): As of January 1, 2001, Connetics adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities."

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

        Statement of Financial Accounting Standards No. 141 ("SFAS 141"): In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations. SFAS 141 establishes new standards for accounting and reporting for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. This statement was adopted effective July 1, 2001. The adoption of SFAS 141 had no impact on our financial position or results of operations.

          Statement of Financial Accounting Standards No. 142 ("SFAS 142"): In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which establishes new standards for goodwill and other intangible assets, including the elimination of goodwill amortization, to be replaced with periodic evaluation of goodwill for impairment. SFAS 142 is effective for fiscal years ending after December 15, 2001, but any goodwill and intangible assets resulting from a business combination after July 1, 2001 will be accounted for under SFAS 142. Goodwill and intangible assets from business combination before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

          Connetics will adopt SFAS 142 on January 1, 2002. Upon the adoption of SFAS 142, we are required to evaluate our existing goodwill and intangibles assets from business combinations completed before July 1, 2001 and make any necessary reclassifications in order to comply with the new criteria in SFAS 141 for recognition of intangible assets.

          At September 30, 2001, Connetics has goodwill and intangible assets of $14.0 million subject to SFAS 141 and SFAS 142. Amortization expense for goodwill and intangible assets amounted to $0.4 million and $0.7 million for the three and nine month periods ended September 30, 2001. Due to the extensive efforts needed to comply with the adoption of SFAS 142, it is not practical to reasonably estimate the impact of adoption of theses statements on our financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

           Statement of Financial Accounting Standards No. 144 ("SFAS 144"): In October 2001, the FASB issued the Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the disposal of long-lived assets. SFAS 144 becomes effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Connetics is currently evaluating the potential impact, if any, the adoption of FAS 144 will have its financial position and results of operation.

2.      NET INCOME (LOSS) PER SHARE

        We compute basic net income (loss) per common share using the weighted average number of shares outstanding during the period. We compute diluted net income per share using the weighted average of common and diluted equivalent stock options and warrants outstanding during the period. We excluded all stock option and warrants from the calculation of diluted loss per common share for the three and nine month periods ended September 30, 2001 and September 30, 2000 because these securities are anti-dilutive during these periods. The following table sets forth the computations for basic and diluted earnings per share.

                                                     Three months ended            Nine months ended
                                                        September 30,                September 30,
                                                   -----------------------       -----------------------
(In thousand, except per share amounts)              2001           2000           2001          2000
                                                   --------       --------       --------       --------
Numerator  for  basic  and  diluted earnings
  per share --
       Net income (loss)                           $ (5,418)      $ (5,600)      $(16,440)      $ (9,440)

Denominator for basic and diluted
  earnings per share                                 29,920         29,507         29,801         28,032
                                                   --------       --------       --------       --------
Basic and diluted loss per share                   $  (0.18)      $  (0.19)      $  (0.55)      $  (0.34)
                                                   ========       ========       ========       ========


3. COMPREHENSIVE INCOME (LOSS)

        During the three and nine month periods ended September 30, 2001, total comprehensive loss amounted to $5.1 million and $17.5 million, respectively, compared to a comprehensive income of $7.8 million and $47.0 million for the comparable periods in 2000. The components of comprehensive income (loss) for the three and nine month periods ended September 30, 2001 and September 30, 2000 are as follows:

                                           Three months ended            Nine months ended
                                               September 30,                September 30,
                                          ----------------------       -----------------------
(In thousands)                              2001          2000           2001           2000
                                          -------       --------       --------       --------
Net income (loss)                         $(5,418)      $ (5,600)      $(16,440)      $ (9,440)
Cumulative translation adjustment              (2)            --             (3)            --
Unrealized gain (loss) on securities          348         13,398         (1,064)        56,436
                                          -------       --------       --------       --------
Comprehensive income (loss)               $(5,072)      $  7,798       $(17,507)      $ 46,996
                                          =======       ========       ========       ========


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

        Connetics purchased all of the shares of Soltec's capital stock for a purchase price of approximately $16.9 million. The purchase price was allocated, based on an independent valuation, to existing technology of $6.8 million, goodwill of $6.4 million, tangible net assets assumed of $1.3 million, patents and core technology of $1.2 million, acquired in-process research and development of $1.1 million, and assembled workforce of $0.1 million.

        The value of the acquired in-process technology was computed using a discounted cash flow analysis with a discount rate of 20% on the anticipated income stream and the expected completion stage of the related product revenues. The acquired in-process research and development programs are in early stages of development, have not reached technological feasibility, and have no foreseeable alternative future uses. The value of the existing technology was computed using a discounted cash flow analysis with a discount rate of 15%. The discounted cash flow analysis was based on management's forecast of future revenues, cost of revenues and operating expenses related to the products and technologies purchased from Soltec. Amortization of the acquired intangibles and goodwill associated with this acquisition totaled $0.4 million and $0.7 million for the three and nine months ended September 30, 2001.

        The following table presents unaudited pro forma results of operation taking the transaction into account. The pro forma results are not necessarily indicative of what actually would have occurred if the transaction had been in effect for the entire periods presented, are not intended to be a projection of future results, and do not reflect any cost savings that might be achieved from the combined operations.

                                                           Nine months ended
                                                              September 30,
                                                         -----------------------
                                                           2001           2000
                                                         --------       --------
                                                               (Unaudited)
Pro forma revenue                                        $ 26,144       $ 35,084
                                                         ========       ========
Pro forma loss before cumulative effect of
  change in accounting principle                         $(14,193)      $ (2,570)
Cumulative effect of change in accounting principle            --       $ (5,192)
                                                         --------       --------
Pro forma net loss                                       $(14,193)      $ (7,762)
                                                         ========       ========

BASIC AND DILUTED PRO FORMA EARNINGS PER SHARE:
Pro forma loss before cumulative effect of
  change in accounting principle                         $  (0.48)      $  (0.09)

Cumulative effect of change in accounting principle            --       $  (0.19)
                                                         --------       --------
Pro forma net loss per share                             $  (0.48)      $  (0.28)
                                                         ========       ========

The pro forma loss amounts above exclude the charge for in-process research and development because of its non-recurring nature.

5. REDUCTION IN RELAXIN PROGRAM

        In May 2001, Connetics announced its decision to pursue a license partner or other strategic alternative for its relaxin program. As a result, we have reduced our investment in the development of relaxin in favor of focusing our resources on expanding our dermatology business. During the second quarter, we eliminated 27 positions related to relaxin. We took a one-time charge of approximately $6.0 million in the second quarter of 2001, which represents

$0.5 million accrued in connection with the reduction in workforce as well as $5.5 million for the wind down of relaxin development contracts. Of the amounts accrued in the second quarter, $5.5 million remains accrued as of September 30, 2001.

        Boehringer Ingelheim, or BIA, manufactures relaxin for us for clinical uses under a long-term contract. In July 2000, in anticipation of successful results in our relaxin clinical trial for scleroderma, we submitted a purchase order to BIA for product to be used for commercial supply. The purchase order was for a price to be negotiated. We have been in discussions with BIA since the beginning of 2001 regarding whether any additional monies are owed under the contract in view of the failure of the clinical trial. In July 2001, following our May 2001 announcement about downsizing the relaxin program, BIA notified us that BIA believes we are in breach of the relaxin manufacturing agreement and that BIA intends to terminate the agreement and seek remedies if we do not remedy the alleged breach. We disagree with BIA's allegation that we have breached the contract. Nevertheless, consistent with other reserves taken in connection with the downsizing of the relaxin program, we have recorded a reserve for our potential exposure in the dispute with BIA. There can be no guarantee, however, that the actual resolution of this dispute will not result in charges in excess of the reserve we have recorded.

6. SALE OF RIDAURA

        In April 2001, Connetics sold its rights to Ridaura(R) including inventory and identified liabilities to Prometheus Laboratories Inc. for $9.0 million in cash plus a royalty on annual sales in excess of $4.0 million for the next five years. Ridaura(R) is a prescription pharmaceutical product for the treatment of rheumatoid arthritis. We accrued approximately $0.9 million for transaction related costs and contractual liabilities incurred as of the date of the sale. After recognizing the above amounts, we recorded a gain of $8.1 million on this transaction during the second quarter of 2001.

7. LICENSE OF LIQUIPATCH(TM) TECHNOLOGY

        In June 2001, Connetics announced a global licensing agreement between Soltec and a major international healthcare company for Soltec's innovative multi-polymer gel delivery system ("Liquipatch"). The agreement follows successful pilot development work and gives the licensee exclusive global right to use the Liquipatch technology in a field in dermatology, particularly for the delivery of a topical over-the-counter product. The licensee will be responsible for all development costs, and will be obligated to pay license fees, milestone payments, and royalties on future product sales. As of September 30, 2001, there was no financial statement impact as a result of this agreement.

8. LICENSING AGREEMENT WITH MIPHARM

        In September 2001, Connetics and Soltec entered into a product licensing agreement with Mipharm S.p.A. ("Mipharm"), based in Milan, Italy. The licensing agreement grants Mipharm commercial rights in Italy for OLUX(TM), (a topical foam formulation of clobetasol propianate), permethrin foam, and Hexifoam(TM), a hand disinfectant. Connetics and Soltec received upfront license fees, and are entitled to milestone payments and royalties on future product sales. Connetics and Soltec retain marketing and manufacturing rights for the rest of Europe. Mipharm will be responsible for the costs and activities of obtaining the required product marketing approvals in the European Union for OLUX(TM). Connetics recognized $50,000 of revenue related to this agreement in the quarter ended September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This MD&A should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2000, and with the unaudited condensed consolidated financial statements and notes to financial statements included in this report and in the report on Forms 10-Q for the quarters ended March 31, 2001 and June 30, 2001, respectively. Except for historical information, the discussion in this report contains forward-looking statements that involve risks and uncertainties. When used in this report, the words "anticipate," "believe," "estimate," "will," "intend" and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Some of the factors that, in our view, could cause actual results to differ are discussed under the caption "Factors That May Affect Future Results, Financial Condition and the Market Price of Securities" and in our Annual Report on Form 10-K. Our historical operating results are not necessarily indicative of the results to be expected in any future period.

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

        In April 2001, we completed the acquisition of Soltec for approximately $16.9 million. $1.1 million of the purchase price was allocated, based on an independent valuation, to in-process research and development, with the balance to the tangible assets of Soltec, existing technology and goodwill. As we are now focusing on our dermatology business, in April 2001 we sold our rights to Ridaura(R) including inventory to Prometheus Laboratories Inc. for $9.0 million in cash plus a royalty on annual sales in excess of $4.0 million for the next five years. Ridaura(R) is a prescription pharmaceutical product for the treatment of rheumatoid arthritis.

        In addition to our commercial business, we hold the rights to a biotechnology product that has the potential to treat multiple diseases, a recombinant form of a natural hormone called relaxin. Relaxin reduces the hardening, or fibrosis, of skin and organ tissue, dilates existing blood vessels and stimulates new blood vessel growth. On May 23, 2001, we announced our decision to reduce our investment in the development of relaxin and to search for licensing opportunities or other strategic alternatives for the product. We eliminated 27 positions related to relaxin. The one-time charge in the second quarter of 2001 represents amounts accrued in connection with the reduction in workforce as well as a wind down of relaxin development contracts. For additional information, see "Risks Related to Our Products" for a discussion of the relationship with Boehringer Ingelheim.

RESULTS OF OPERATIONS

    REVENUES

                                        Three Months Ended        Nine months Ended
                                          September 30,             September 30,
                                       -------------------       --------------------
Revenues (In thousands)                  2001       2000          2001         2000
                                       ------      -------       -------      -------
Product:
   Luxiq(R)                            $3,500        2,856       $10,795      $ 7,704
   OLUX(TM)                             4,100           --         9,022           --
   Ridaura                                 --        2,801         2,015        5,516
   Actimmune                               --           --            --        1,898
   Soltec Product Revenue                  50           --            50           --
                                       ------      -------       -------      -------
Total product revenues                  7,650        5,657        21,882       15,118

Contract and royalty:
   Medeva (formerly Celltech)              --        1,125           756        8,377
   Suntory Ltd.                            --           47            --          139
   F.H. Faulding & Co., Ltd.               20           (5)           59           20
   Paladin Labs, Inc.                      13          213            40          690
   InterMune                               --           --            --        1,500
   Immune Response Corp.                   --           50            --          150
   Mipharm                                 50           --            50           --
   Other contract                          40           --           113           --
   Royalty                                425           --           548           --
                                       ------      -------       -------      -------
Total contract & royalty revenues         548        1,430         1,566       10,876
Sale of InterMune Revenue Rights           --           --           771        5,218
                                       ------      -------       -------      -------
       Total revenues                  $8,198      $ 7,087       $24,219      $31,212
                                       ======      =======       =======      =======


        Our product revenues for the three and nine month periods ended September 30, 2001, were $7.7 million and $21.9 million, respectively, compared to $5.7 million and $15.1 million for the three and nine months ended September 30, 2000. The increase in total product revenues for the three and nine months ended September 30, 2001 was due to continued sales growth of Luxiq and OLUX, which we began marketing in April 1999 and November 2000, respectively, offset by lower sales of Ridaura(R) and Actimmune. As part of the June 27, 2000 agreement with InterMune, we did not record Actimmune sales beginning with the second quarter of 2000. As part of the April 30, 2001 sale agreement to Prometheus we did not record Ridaura sales beginning with May 2001.

        Contract and royalty revenues for the three and nine month periods ended September 30, 2001 were $0.5 million and $1.6 million, compared to $1.4 million and $10.9 million for the three and nine months ended September 30, 2000. The decrease in total contract and royalty revenue for the nine month period ended September 30, 2001, is mainly due to the receipt of a one-time license payment, a milestone payment of $5.0 million from a former collaborative partner for relaxin, and $1.5 million paid by InterMune for Actimmune rights, all in the first quarter of 2000. We had no royalty revenue in 2000. We expect contract revenues to fluctuate significantly depending on our remaining partners achieving milestones under existing agreements, and on new business opportunities.

        InterMune purchased our commercial rights and revenue to Actimmune on June 27, 2000. As part of the transaction, InterMune paid $5.2 million in 2000 which included the prepayment of a $1.0 million obligation owed in 2002. In March 2001 InterMune made a final payment on this arrangement to Connetics in the amount $0.9 million which has been offset by related product rebates and chargebacks of $0.1 million.

        Our cost of sales for 2001 includes the costs of Luxiq, OLUX and Ridaura, royalty payments on these products based on a percentage of our product revenues, and product freight and distribution costs from our distributor. We recorded cost of sales of $0.7 million and $2.4 million, respectively, for the three and nine months ended September 30, 2001, compared to $0.7 million and $3.0 million, respectively, for the three and nine months ended September 30, 2000. The cost of sales for the first nine months of 2001 decreased compared to the first nine months of 2000 primarily because in 2001 we did not recognize Actimmune revenue and its associated cost of sales under the revenue rights agreement, and did not recognize Ridaura revenue and its associated cost of sales following the sale of Ridaura in April 2001.

    RESEARCH AND DEVELOPMENT

        Research and development expenses were $4.5 million and $14.4 million for the three and nine month periods ended September 30, 2001, compared to $5.8 and $16.0 million for the comparable periods in 2000. The decrease in expenses for the three months ended September 30, 2001 was due to decreased relaxin development activity compared to the prior year.

        We expect research and development expenses to remain consistent over the next few quarters. In May 2001, we announced our decision to pursue a license partner or other strategic alternative for its relaxin program. As a result, we have reduced our investment in the development of relaxin in favor of focusing our resources on expanding our dermatology business. The reduction in expenses related to relaxin clinical work, manufacturing and overhead will be offset by the increase in expenditures for dermatology research, development and marketing.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses were $8.8 million and $26.1 million for the three and nine months ended September 30, 2001, compared to $6.8 million and $18.3 million for the comparable periods in 2000. The increase in expenses was due to increased headcount and increased market research and sales promotions costs related to the OLUX launch and the launch of OLUX and Luxiq 50 gram units, a one-time non-cash compensation charge, as well as the amortization of intangibles associated with the acquisition of Soltec. We expect selling, general and administrative expenses to remain consistent or be slightly higher for the remainder of the year due to the launch of the OLUX(TM) and Luxiq(R) 50 gram units during the fourth quarter of 2001.

        ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

        We recorded a charge of $1.1 million for acquired in-process research and development associated with the acquisition of Soltec, during the three month period ended June 30, 2001.

        Acquired in-process research and development consists of several projects which involve the use of novel technologies to improve the delivery of drugs. Several of these projects are being developed in connection with other companies who own rights to the drugs. We may earn milestone and other fees under these arrangements and, if the drugs are successfully developed, will be entitled to royalties based on net sales. The projects are in various stages of development and are subject to substantial risks. We currently estimate that completion of the first projects will occur in the period from 2001 to 2002 and we expect to incur research and development expenses of up to $1.4 million, assuming all drugs are successfully developed (before considering any research funding from our partners). The value of the in-process research and development was determined by an independent valuation firm using a discounted cash flow analysis with a rate of 20%. In addition, the stage of completion of each project was considered in determining the value.

        There is no assurance that any of the projects will meet either technological or commercial success. The products under development have no foreseeable alternative future uses. The estimates used in valuing in-process research and development were based on assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Our assumption may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the results projected for purposes of determining the fair value of the acquired in-process research and development.

        CHARGE FOR RELAXIN PROGRAM

        In the second quarter of this year we recorded a one-time charge of $6.0 million related to the relaxin program following our May 2001 decision to strategically reduce the program. The charge included amounts related to severance and costs associated with winding down contracts.

        INTEREST INCOME (EXPENSE)

        Interest and other income were $0.5 million and $3.0 million for the three and nine month periods ended September 30, 2001, compared with $0.7 million and $1.3 million for the comparable periods in 2000. The decrease in interest income during the three month period ended September 30, 2001 was due to lower interest rates during this period compared to the same period in 2000. The overall increase in year to date interest income was due to higher cash and short-term investment balances for the first nine months of the year compared to the same period in 2000. The increase in interest and other expense for the nine months ended September 30, 2001 compared to the same period in 2000 was primarily the result of a net loss of $0.6 million on the foreign exchange forward contract that was entered into in February 2001 in connection with the Soltec acquisition.

    NET LOSS

        We expect to incur losses for the remainder of 2001 and the foreseeable future. These losses are expected to fluctuate from period to period based on timing of product revenues, sales and marketing expenses, clinical material purchases, clinical trial expenses, and possible acquisitions of new products and technologies.


LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations to date primarily through proceeds from equity financings, collaborative arrangements with corporate partners and bank loans. At September 30, 2001, cash, cash equivalents and short-term investments totaled $50.8 million compared to $80.2 million at December 31, 2000. Our investments are held in a variety of interest-bearing instruments including high-grade corporate bonds, commercial paper and money market accounts.

        Cash flows from operating activities. Cash used in operations for the nine month period ended September 30, 2001 and 2000, was $20.3 million and $6.4 million, respectively. Net loss of $16.4 million for the first nine months of 2001 was affected by non-cash charges of $1.3 million of depreciation and amortization expense and $0.6 million in other expense related to the Soltec foreign exchange forward contract, a one time in-process research and development charge of $1.1 million related to the Soltec acquisition, a one-time $6.0 million charge related to the reduction in the relaxin program, and non-cash compensation charges in the amount of $1.6 million, partially offset by the $8.1 million gain on the sale of Ridaura(R).

        Cash flows from investing activities. Investing activities used $22.5 million in cash during the nine month period ended September 30, 2001, due in part to sales of $26.3 million of short-term investments offset by $40.4 million of short term investment purchases, as well as the acquisition of Soltec in the amount of $16.6 million (net of cash acquired), which is partially offset by the proceeds from the sale of Ridaura in the amount of $9.0 million.

        Cash flows from financing activities. Cash provided by financing activities of $0.2 million for the nine months ended September 30, 2001 included a $0.8 million bank loan payment in the first quarter, offset by $1.0 million in proceeds from issuance of common stock.

        Working Capital. Working capital decreased by $29.6 million to $41.4 million at September 30, 2001 from $71.0 million at December 31, 2000. The decrease in working capital was due to use of our cash in operations, payment of debt obligations, and the acquisition of Soltec, which was partially offset by the sale of Ridaura.

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

        Our results of operation have varied widely in the past, and they could continue to vary significantly from quarter to quarter due to a number of factors, including those listed below. Any shortfall in revenues would have an immediate impact on our earnings (loss) per share, which could adversely affect the market price of our common stock. Our operating expenses, which include sales and marketing, research and development and general and administrative expenses, are based on our expectations of future revenues and are relatively fixed in the short term. Accordingly, if revenues fall below our expectations, we will not be able to reduce our spending rapidly in response to such a shortfall. Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our results of operations are not a good indication of our future performance.

RISKS RELATED TO OUR BUSINESS

If we do not sustain profitability, stockholders may lose their investment.

        Except for fiscal year 2000, we have lost money every year since our inception. We had net losses of $27.3 million in 1999 and net income of $27.0 million in 2000. If we exclude a gain of $43.0 million on sales of stock we held in InterMune, and the associated income tax, our net loss for 2000 would have been $15.0 million. We had a net loss of $16.4 million for the nine months ended September 30, 2001. Our accumulated deficit was $109.2 million at September 30, 2001. We may incur additional losses during the next few years. If we do not eventually achieve and maintain profitability, our stock price may decline.

If we do not obtain the capital necessary to fund our operations, we will be unable to develop or market our products.

        We currently believe that our available cash resources will be sufficient to fund our operating and working capital requirements for at least the next 12 months. If in the future our product revenue does not continue to grow or we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development of our other products.

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

Our current product revenue does not cover the cost of fully developing and commercializing our product candidates.

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

     o    royalties generated from licensing arrangements may be insignificant.

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

        We depend on third parties to manufacture our products, and each product is manufactured by a sole source manufacturer. Currently, Miza Pharmaceuticals is our sole source manufacturer for Luxiq and OLUX. All of our contractors must comply with the applicable FDA good manufacturing practice regulations, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed before they can be used in commercial manufacturing of our products. If our sole source manufacturer cannot provide us with our product requirements in a timely and cost-effective manner, if the product they are able to supply cannot meet commercial requirements for shelf life, or if they are not able to comply with the applicable good manufacturing practice regulations and other FDA regulatory requirements, our sales of marketed products could be reduced and we could suffer delays in the progress of clinical trials for products under development. We do not have control over our third-party manufacturer's compliance with these regulations and standards. In addition, any commercial dispute with any of our sole source suppliers could result in delays in the manufacture of product, and affect our ability to commercialize our products.

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

      We have no manufacturing or distribution facilities for any of our products. Instead, we contract with third parties to manufacture our products for us. We have manufacturing agreements with the following companies:

     o    Miza Pharmaceuticals, a U.K. corporation, for Luxiq and OLUX; and

     o    Boehringer Ingelheim Austria GmbH for relaxin.

       Boehringer Ingelheim, or BIA, manufactures relaxin for us for clinical uses under a long-term contract. In July 2000, in anticipation of successful results in our relaxin clinical trial for scleroderma, we submitted a purchase order to BIA for product to be used for commercial supply.

The purchase order was for a price to be negotiated. We have been in discussions with BIA since the beginning of 2001 regarding whether any additional monies are owed under the contract in view of the failure of the clinical trial. In July 2001, following our May 2001 announcement about downsizing the relaxin program, BIA notified us that BIA believes we are in breach of the relaxin manufacturing agreement and that BIA intends to terminate the agreement and seek remedies if we do not remedy the alleged breach. We disagree with BIA's allegation that we have breached the contract. Nevertheless, consistent with other reserves taken in connection with the Company's downsizing of the relaxin program and this dispute with BIA, we have recorded a reserve for our estimate of our potential exposure in the dispute with BIA. There can be no guarantee, however, that the actual resolution of this dispute will not result in charges in excess of the reserve we have recorded.

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

        Any loss of a manufacturer or any difficulties which could arise in the manufacturing process could significantly affect our inventories and supply of products available for sale. If third parties are unable or unwilling to produce our products in sufficient quantities, with appropriate quality, and under commercially reasonable terms, it could have a negative effect on our sales margins and our market share, as well as our overall business and financial results. If we are unable to supply sufficient amounts of our products on a timely basis, our market share could decrease and, correspondingly, our profitability could decrease.

If our contract manufacturers fail to comply with current Good Manufacturing Practice, or cGMP regulations, we may be unable to meet demand for our products and may lose potential revenue.

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

If we do not obtain and maintain governmental approvals for our products, we cannot sell these products for their intended uses.

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

      The process of obtaining FDA and other regulatory approvals is lengthy and expensive. To obtain approval, we must show in preclinical and clinical trials that our products are safe and effective, and the marketing and manufacturing of pharmaceutical products are subject to rigorous testing procedures. The FDA approval processes require substantial time and effort, the FDA continues to modify product development guidelines, and the FDA may not grant approval on a timely basis or at all. Clinical trial data can be the subject of differing interpretation, and the FDA has substantial discretion in the approval process. The FDA may not interpret our clinical data the way we do. The FDA may also require additional clinical data to support approval. The FDA can take between one and two years to review new drug applications and biologics license applications, or longer if significant questions arise during the review process. We may not be able to obtain FDA approval to conduct clinical trials or to manufacture and market any of the products we develop, acquire or license. Moreover, the costs to obtain approvals could be considerable and the failure to obtain or delays in obtaining an approval could have a significant negative effect on our business performance and financial results. Even if we obtain approval from the FDA, the FDA is authorized to impose post-marketing requirements such as:

     o testing and surveillance to monitor the product and its continued compliance with regulatory requirements;

     o submitting products for inspection and, if any inspection reveals that the product is not in compliance, the prohibition of the sale of all products from the same lot;

     o    suspending manufacturing;

     o    recalling products; and

     o    withdrawing marketing clearance.

      In its regulation of advertising, the FDA from time to time issues correspondence to pharmaceutical companies alleging that some advertising or promotional practices are false, misleading or deceptive. The FDA has the power to impose a wide array of sanctions on companies for such advertising practices, and the receipt of correspondence from the FDA alleging these practices can result in the following:

     o incurring substantial expenses, including fines, penalties, legal fees and costs to comply with the FDA's requirements;

     o    changes in the methods of marketing and selling products;

     o taking FDA-mandated corrective action, which may include placing advertisements or sending letters to physicians rescinding previous advertisements or promotion; and

     o disruption in the distribution of products and loss of sales until compliance with the FDA's position is obtained.

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

      Since we have had approval to sell Luxiq for less than three years, and we only began selling OLUX in November 2000, we cannot predict the potential long-term patient acceptance of either product.

We rely on third parties to conduct clinical trials for our product candidates, and those third parties may not perform satisfactorily.

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

        Most of our competitors are large, well-established companies in the fields of pharmaceuticals and health care. Many of these companies have substantially greater financial, technical and human resources than we have to devote to marketing, sales, research and development and acquisitions. Some of these competitors have more collective experience than we do in undertaking preclinical testing and human clinical trials of new pharmaceutical products and obtaining regulatory approvals for therapeutic products. As a result, they have a greater ability to undertake more extensive research and development and sales and marketing programs. It is possible that our competitors may develop new or improved products to treat the same conditions as our products treat. Our commercial opportunities will be reduced or eliminated if our competitors develop and market products that are more effective, have fewer or less severe adverse side effects or are less expensive than our products. These competitors also may develop products that make our current or future products obsolete. Any of these events could have a significant negative impact on our business and financial results, including reductions in our market share and gross margins.

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

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        --------

        10.1*     Amended and Restated Manufacturing and Supply Agreement dated
                  September 19, 2001, by and between Connetics and Miza
                  Pharmaceuticals (UK) Limited

        10.2      Industrial Building Lease dated December 16, 1999, between
                  Connetics and West Bayshore Associates

        10.3      Assignment and Assumption of Lease between Connetics and
                  Respond.com, Inc., dated August 21, 2001

        10.4      Agreement dated August 21, 2001, between Connetics and
                  Respond.com, Inc.

        10.5 Sublease Agreements dated August 21, 2001, between Connetics and Respond.com, Inc., with respect to 3290 and 3294 West
                  Bayshore Road, Palo Alto, California

* Certain confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission

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

                                    CONNETICS CORPORATION


                                    By: /s/ JOHN L. HIGGINS
                                       -------------------------
                                        John L. Higgins
                                        Exec. Vice President, Finance and
                                        Administration and Chief Financial
                                        Officer

Date: November 14, 2001

                                INDEX TO EXHIBITS


Exhibit Number   Description
--------------   -----------

  10.1*          Amended and Restated Manufacturing and Supply Agreement dated
                 September 19, 2001, by and between Connetics and Miza
                 Pharmaceuticals (UK) Limited

  10.2           Industrial Building Lease dated December 16, 1999, between
                 Connetics and West Bayshore Associates

  10.3           Assignment and Assumption of Lease between Connetics and
                 Respond.com, Inc., dated August 21, 2001

  10.4           Agreement dated August 21, 2001, between Connetics and
                 Respond.com, Inc.

  10.5 Sublease Agreements dated August 21, 2001, between Connetics and Respond.com, Inc., with respect to 3290 and 3294 West
                 Bayshore Road, Palo Alto, California

* Certain confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission