Form 10-K
period 2001-12-31
CONNETICS CORP
filed 2002-03-29
CIK 1004960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

Commission file number: 0-27406

Connetics Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3173928 (I.R.S. Employer Identification No.)

3290 West Bayshore Road Palo Alto, California (Address of principal executive offices)	94303 (zip code)

Registrant’s telephone number, including area code: (650) 843-2800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share
Preferred Share Purchase Rights

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $225,516,073 as of March 22, 2002, based upon the closing sale price on the Nasdaq National Market reported for that date. The calculation excludes shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      There were 30,566,234 shares of registrant’s common stock issued and outstanding as of March 22, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III of this Report, to the extent that it is not set forth in this Report, is incorporated by reference to the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 16, 2002.

FORWARD-LOOKING INFORMATION

      Our disclosure and analysis in this Report, in other reports that we file with the Securities and Exchange Commission, in our press releases and in public statements of our officers contain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. They use words such as “anticipate,” “estimate,” “expect,” “will,” “may,” “intend,” “plan,” “believe” and similar expressions in connection with discussion of future operating or financial performance. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

      Forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors mentioned in this Report — for example, governmental regulation and competition in our industry — will be important in determining future results. No forward-looking statement can be guaranteed, and actual results may vary materially from those anticipated in any forward-looking statement.

      Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we may not achieve these plans, intentions or expectations. Forward-looking statements in this Report include, but are not limited to, those relating to the commercialization of our currently marketed products, the progress of our product development programs, developments with respect to clinical trials and the regulatory approval process, developments related to acquisitions and clinical development of drug candidates, and developments relating to the growth of our sales and marketing capabilities. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Report. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Report. These factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, and other factors not currently known to us, may be significant, presently or in the future, and the factors set forth in this Report may affect us to a greater extent than indicated. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Report. Except as required by law, we do not undertake any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

Item 1.     Business

The Company

      References in this Report to “Connetics,” “the Company,” “we,” “our” and “us” refer to Connetics Corporation, a Delaware corporation, and its consolidated subsidiaries. Our principal executive offices are located at 3290 West Bayshore Road, Palo Alto, CA 94303. Our telephone number is (650) 843-2800. Connetics®, Luxíq®, and OLUX® are registered trademarks, and LiquipatchTM and the seven interlocking “C’s” design are trademarks, of Connetics. All other trademarks or service marks appearing in this Report are the property of their respective companies. We disclaim any proprietary interest in the marks and names of others.

      Connetics is a specialty pharmaceutical company focusing exclusively on the treatment of dermatological conditions. We currently market two pharmaceutical products, Luxíq® Foam (betamethasone valerate), 0.12%, and OLUX® Foam (clobetasol propionate), 0.05%. Our commercial business is focused on the dermatology marketplace, which is characterized by a large patient population that is served by relatively small number of treating physicians. Our two dermatology products have clinically proven therapeutic advantages for the treatment of scalp dermatoses in a novel formulation, and we are providing quality customer service to dermatologists through our experienced sales and marketing professionals.

      In 2001 we established the Connetics Center for Skin Biology, with a goal of connecting the scientific understanding of skin disease with better treatment options. The Center was created to bring together dermatologists and pharmacologists from across the country to explore how topical drugs interact with and penetrate the skin. The purpose of the Center for Skin Biology is to learn how to optimize drug penetration, distribution, and efficiency at the targeted treatment site on the skin and to evaluate new chemical entities for the development of innovative dermatological products. The Center will assist in the continued development of innovative topical dermatology products through rigorous scientific evaluation of products and potential products. We believe this novel approach to drug development will enable us to bring even more effective and novel treatments to our product platform and the dermatology market.

      Our products, Luxíq and OLUX, compete in the topical steroids market. According to IMS Health, in 2001, the value of the retail topical steroid market for mid-potency and high and super-high potency steroids was $850 million. Luxíq competes in the mid-potency steroid market and OLUX competes in the high- and super-high potency steroid market.

      Dermatological diseases often persist for an extended period of time and are treated with clinically proven drugs that are currently delivered in a variety of formulations, including solutions, creams, gels and ointments. These existing delivery systems often inadequately address a patient’s needs for efficacy and cosmetic elegance, and the failure to address those needs may decrease patient compliance. We believe that the proprietary foam delivery system unique to Luxíq and OLUX has significant advantages over conventional therapies for dermatoses, including more localized delivery of the active agent. The foam formulation liquefies when applied to the skin, and enables rapid penetration of the active therapeutic agent. When the foam is applied, it dries quickly, and does not leave any residue, stains or odor. We believe that the combination of the increased efficacy and the cosmetic elegance of the foam may actually improve patient compliance and satisfaction. In market research sponsored by Connetics, 80% of patients said that they preferred the foam over other topical delivery vehicles.

      On March 21, 2001, we entered into a definitive agreement to acquire Soltec Research Pty Ltd, a division of Australia-based F. H. Faulding & Co Limited. Under the agreement, Connetics acquired all of Soltec’s issued capital stock for approximately U.S. $16.9 million. The acquisition of Soltec was intended to provide Connetics powerful product innovation and development capabilities and to fuel an extensive new product pipeline as well as contributing revenue and profits to Connetics’ financial results. For over 10 years Soltec has been developing unique and highly effective means of administering drugs to the skin. Prior to the acquisition, Soltec leveraged its broad range of drug delivery technologies by entering into license agreements with many well-known dermatology companies around the world. Those license agreements for marketed products bear royalties payable to Soltec. In addition, Soltec provides a solid platform to keep our pipeline filled with products as well as an opportunity to enter product partnerships for over-the-counter and foreign markets.

      The acquisition of Soltec established Connetics as the only independent company serving the dermatology specialty that has integrated product innovation, development and commercialization capabilities, and enabled us to control our innovative topical delivery technologies worldwide. As a result of the acquisition, cash royalties and license fees payable to Soltec in connection with agreements with Soltec are now eliminated in consolidation. The acquisition of Soltec provides us with a broad development platform of delivery technologies to advance our pipeline and a talented group of scientists to drive research and innovation. We gained worldwide rights to a number of unique topical delivery systems, including several distinctive aerosol foams including water-, ethanol-and petrolatum- based foams. Consolidating the rights to these technologies enables us to populate our own product development portfolio, as well as pursue business development agreements with other pharmaceutical companies.

Our Strategy

      Our principal business objective is to be a leading specialty pharmaceutical company focused on providing innovative treatments in targeted fields, initially in the field of dermatologic disease. To achieve this objective, we intend to continue to pursue our commercial strategy of maximizing product sales by leveraging novel delivery technologies, accelerating the processes of getting products to market, and targeting specific market opportunities with unmet needs. Key elements of our related business and commercialization strategy include the following:

•	Maximizing Near-Term Commercial Opportunities for Luxíq and OLUX. We have a focused sales force dedicated to establishing Luxíq and OLUX as the standard of care. Our commercial strategy permits us to effectively reach the majority of the treating dermatologists. In 2001 we launched 50-gram cans of both products, and in 2002 we anticipate introducing physician samples. We also intend to expand the near-term commercial opportunities for Olux by seeking approval to market the product for the treatment of non-scalp dermatoses.

•	Advancing the Development of Novel Dermatology Drugs. We plan to continue to leverage our investment in Soltec and the Center for Skin Biology to enhance our ability to develop novel formulations and drug delivery technologies for the dermatology market.

•	Broadening Our Product Portfolio Through Development, License or Acquisition. We believe that we can leverage our dermatology-dedicated sales force by marketing additional products to the dermatology market. We are evaluating the licensing or acquisition of additional product candidates, several of which are in the field of dermatologic disease. We may also acquire additional technologies or businesses that we believe will enhance our research and development capabilities.

•	Collaborating Selectively With Pharmaceutical Companies. As we expand certain aspects of our development pipeline and delivery technologies, we intend to partner with pharmaceutical companies to gain access to additional marketing expertise, particularly as it relates to the over-the-counter pharmaceutical market. Our approach to partnership will be on a selective basis, seeking to maintain the highest possible value of our product candidates.

Our Products

     Luxíq Foam

      Luxíq is a foam formulation of betamethasone valerate, a mid-potency topical steroid prescribed for the treatment of mild-to-moderate steroid-responsive scalp dermatoses such as psoriasis, eczema and seborrheic dermatitis. In our pivotal clinical trial, patients treated with Luxíq experienced a statistically significant improvement over patients treated with placebo or betamethasone valerate lotion. We began selling Luxíq commercially in the United States in April 1999.

     OLUX Foam

      OLUX is a foam formulation of clobetasol propionate, one of the most widely prescribed super high-potency topical steroids. We began selling OLUX in November 2000 for the short-term, topical treatment of inflammatory and pruritic manifestations of moderate to severe corticosteroid-responsive scalp dermatoses. In our pivotal clinical trial, patients treated with OLUX experienced a statistically significant improvement over patients treated with placebo or clobetasol solution.

      In December 2001, we filed a supplemental New Drug Application, or sNDA, with the U.S. Food and Drug Administration, requesting clearance to market OLUX for non-scalp indications. The application is currently under review with the FDA. The sNDA was based on results from a Phase IV clinical trial of OLUX for the treatment of mild-to-moderate non-scalp psoriasis. The results were first presented on January 30, 2002 at the 26th Annual Hawaii Dermatology Seminar. During the study, patients with mild to moderate plaque-type psoriasis of non-scalp regions treated with OLUX experienced a statistically significant improvement in clearance of disease (p < 0.0001) over patients in the placebo group. The 279-patient, placebo-controlled, randomized, double-blind, Phase IV study was conducted at 17 clinical centers. Patients self-administered either OLUX or placebo twice daily for 14 days. They were evaluated using the Physician’s Static Global Assessment score as the primary endpoint, and patient’s global assessment and erythema, scaling, plaque thickness, and pruritus baselines as secondary endpoints. Using the Physician’s Static Global Assessment, 71%

of patients treated with OLUX had complete or almost complete clearance of disease compared with 22% of patients treated with placebo based on a per protocol analysis. There was no statistical difference in the reported adverse events between the OLUX and placebo groups. The most common adverse events reported were application site reactions (burning and stinging at 5%).

      A separate study conducted at Stanford University School of Medicine, also presented at the Annual Hawaii Dermatology Seminar, compared the effectiveness, patient satisfaction, quality of life, and cost-effectiveness of two clobetasol regimens in the treatment of psoriasis. In a single-blind design, 29 patients were randomized to receive either clobetasol foam on the skin and scalp or a combination of clobetasol cream on the skin and lotion on the scalp for 14 days. Severity of disease and quality of life were evaluated using several tools, including the Psoriasis Area Severity Index and the Dermatology Life Quality Index. The trial was conducted by Alexa Boer Kimball, M.D., M.P.H., Assistant Professor of Dermatology, Director Clinical Trials Center at Stanford University School of Medicine. Dr. Kimball reported that the increased improvement in clinical severity, decreased application time, and increased perception of relative efficacy, combined with similar cost of treatment, suggest that Olux is a better choice than cream and solution for some patients. This study supports our belief that improved patient compliance with the foam will yield better treatment results than the same active ingredient in a traditional formulation.

Royalty-Bearing Products and Licensed Technology

      Ridaura. On May 1, 2001, we announced the completion of the sale of all of our rights and interests in Ridaura® (auranofin) to Prometheus Laboratories, Inc., a California corporation. The sale was made pursuant to an Asset Purchase Agreement dated April 9, 2001 and closed on April 30, 2001. Ridaura is an oral formulation of a gold salt which is prescribed for the treatment of rheumatoid arthritis. The decision to divest the product was consistent with our decision to focus exclusively on dermatology.

      Under the terms of the Asset Purchase Agreement, we sold all of our, rights, interests and assets for or related to the use, manufacture or sale of Ridaura in the United States and Puerto Rico for $9.0 million in cash plus a royalty on annual sales of Ridaura in excess of $4.0 million over the next five years. Prometheus agreed to assume, effective as of the closing date of the transaction, our obligations under the Supply Agreement with Pharmascience, Inc., our obligations under the Supply Agreement with SmithKline Beecham Corporation (now known as GlaxoSmithKline), and certain of our obligations under the SmithKline Beecham Asset Purchase Agreement pursuant to which we originally acquired the rights to Ridaura.

      Actimmune. In December 1995, we entered into a license agreement with Genentech to acquire exclusive U.S. development and marketing rights to interferon gamma for dermatological indications. Subsequent amendments to the original license agreement expanded the fields of use for which the license applies, and added Japan and Canada to the licensed territory. Interferon gamma is one of a family of proteins involved in the regulation of the immune system and has been shown to reduce the frequency and severity of certain infections. We formed a subsidiary, InterMune Pharmaceuticals, Inc. (now InterMune, Inc.), to develop Actimmune for various infections and fungal diseases. In March 2000, InterMune became a public company, and effective April 1, 2000 we assigned our remaining rights and obligations under the license with Genentech and the corresponding supply agreement to InterMune. In exchange, InterMune paid us approximately $6.1 million, of which $0.9 million was paid to us in March 2001 and the balance was paid in 2000. We retained the option to purchase the product rights for potential dermatological applications of Actimmune, and are entitled to receive royalties on Actimmune sales beginning January 1, 2002.

      Foam Technology. In December 2001, we entered into an agreement granting Pharmacia Corporation exclusive global rights, excluding Japan, to our proprietary foam drug delivery technology for use with Pharmacia’s Rogaine® hair loss treatment. The license with Pharmacia will expand the reach of the foam vehicle to the non-prescription (over-the-counter) pharmaceutical market. Under the agreement, Pharmacia will pay us an undisclosed initial licensing fee, milestone payments and a royalty on product sales. Pharmacia will be responsible for most product development activities and costs.

      Before April 2001, Soltec had entered into a number of other agreements for the foam technology. Soltec licensed the technology to betamethasone valerate foam to Celltech plc in Europe, and Celltech has licensed the worldwide rights to their patent on the technology to Soltec. Soltec pays Celltech royalties on all sales worldwide of foam formulations containing steroids. Celltech markets their product as BettamousseTM (the product equivalent of Luxíq). Soltec has license agreements with Bayer (in the U.S.) and Pfizer and Mipharm (internationally) for the use of pyrethrin foam for head lice. That product is marketed in the U.S. as RID®, as Banlice® in Australia, and as Milice in Italy. We receive royalties on sales of those products, but the amount of royalties was immaterial in 2001. Soltec has entered into development agreements with other companies to develop the foam for specific indications.

      Liquipatch. Soltec has entered into agreements with several companies to develop LiquipatchTM for various indications. On June 26, 2001, we announced that Soltec had entered into a global licensing agreement with a major, international healthcare company for Liquipatch. The agreement followed successful pilot development work and gives the licensee the exclusive, worldwide right to use the Liquipatch technology in a particular field in dermatology, particularly for the delivery of a topical over-the-counter product. The licensee will be responsible for all development costs, and will be obligated to pay license fees, milestone payments and royalties on future product sales. Soltec has entered into development agreements with other companies to develop Liquipatch for specific indications.

      Aerosol Spray. Soltec has licensed to a major international company the rights to a super-concentrated aerosol spray that is marketed in the U.S. and internationally. We receive royalties on sales of the product. In 2001, on a consolidated basis, we received $0.8 million in royalties in connection with this agreement.

Sales and Marketing

      We have an experienced, highly productive sales and marketing organization, which is 100% dedicated to dermatology. Through March 2001, we supplemented our sales force with contract sales representatives to increase the frequency and reach of our sales calls and to assist with the launch of products. In March 2001, we discontinued using the contract sales force. In April and May 2001, we hired 30 additional full-time sales representatives and two additional regional sales directors, to maximize our reach to the dermatologists throughout the country. As of March 1, 2002, we had 77 employees in our sales and marketing organization, including 62 field sales directors and representatives. We believe we have created an incentive program that financially rewards our sales force based on the number of topical steroid prescriptions for our products written by the dermatologists in their geographic territory.

      Our marketing efforts are focused on assessing and meeting the needs of dermatologists, dermatology nurses, and physicians’ assistants. Our sales representatives focus on cultivating relationships of trust and confidence with the physicians they call upon. We use a variety of advertising, promotional material (including journal advertising, promotional materials, and rebate coupons), specialty publications, participation in educational conferences, advisory board meetings, and product internet sites to achieve our marketing objectives. Beginning in the second quarter of 2002, we also expect to have product samples available to distribute to physicians. Of the 7,500 U.S. dermatologists our sales force called on in 2001, we focused our efforts on the approximately 6,500 dermatologists who are responsible for approximately 90% of all prescriptions written by dermatologists in the United States.

      In addition to traditional marketing approaches and field sales relationships with dermatologists, we use internet marketing to convey basic information about our products and our company. Our corporate website at http://www.connetics.com includes fundamental information about the company as well as descriptions of ongoing research, development and clinical work. Our product websites, at http://www.luxiq.com and http://www.olux.com, provide information about the products and their approved indications, as well as copies of the full prescribing information, the patient information booklet, and rebate coupons.

Competition

      The specialty pharmaceutical industry is characterized by intense market competition, extensive product development and substantial technological change. We also face competition from other manufacturers of prescription pharmaceuticals for our dermatology products as well as other products that we may develop and market in the future. Many of our competitors are large, well-established pharmaceutical, chemical, cosmetic or health care companies with considerably greater financial, marketing, sales and technical resources than those available to us. Additionally, many of our present and potential competitors have research and development capabilities that may allow such competitors to develop new or improved products that may compete with our product lines. Our products could be rendered obsolete or made uneconomical by the development of new products to treat the conditions addressed by our products, technological advances affecting the cost of production, or marketing or pricing actions by one or more of our competitors. Each of our products competes for a share of the existing market with numerous products that have become standard treatments recommended or prescribed by dermatologists.

      Luxíq and Olux compete with a number of corticosteroid brands in the super-, high- and mid-potency categories for the treatment of inflammatory skin conditions. Competing brands include Halog® and Ultravate®, marketed by Bristol-Myers Squibb Company; Elocon® and Diprolene®, marketed by Schering-Plough Corporation; Locoid®, marketed by Ferndale Labs; Temovate® and Cutivate®, marketed by Elan; and Psorcon®, marketed by Dermik Laboratories, Inc. In addition, both Luxíq and Olux compete with generic (non-branded) pharmaceuticals, which claim to offer equivalent therapeutic benefits at a lower cost. In some cases, insurers and other third-party payors seek to encourage the use of generic products making branded products less attractive, from a cost perspective, to buyers.

      Many of our existing or potential competitors, particularly large pharmaceutical companies, have substantially greater financial, technical and human resources than we do. In addition, many of these competitors have more collective experience than we do in undertaking preclinical testing and human clinical trials of new pharmaceutical products and obtaining regulatory approvals for therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for products more rapidly or successfully than we do.

      We intend to compete on the basis of the quality and efficacy of our products and unique drug delivery vehicles, combined with the effectiveness of our marketing and sales efforts. Competing successfully will depend on our continued ability to attract and retain skilled and experienced personnel, to identify, secure the rights to, and develop pharmaceutical products and compounds, and to exploit these products and compounds commercially before others are able to develop competitive products.

Customers

      Our customers include the nation’s leading wholesale pharmaceutical distributors, such as McKesson HBOC, Inc., Cardinal Health, Inc., Bergen Brunswig Corporation, Bindley Western Industries, Inc., and major drug chains. During 2001, McKesson, Cardinal, Bindley and Bergen Brunswig accounted for 29%, 26%, 18%, and 12%, respectively, of our gross product revenues. The distribution network for pharmaceutical products is subject to increasing consolidation. As a result, a few large wholesale distributors control a significant share of the market. In addition, the number of independent drug stores and small chains has decreased as retail consolidation has occurred. Further consolidation among, or any financial difficulties of, distributors or retailers could result in the combination or elimination of warehouses, which may result in reductions in purchases of our products, returns of our products, or cause a reduction in the inventory levels of distributors and retailers, any of which could have a material adverse impact on our business. If we lose any of these customer accounts, or if our relationship with them were to deteriorate, our business could also be materially and adversely affected.

Warehousing and Distribution

      Currently, all of our product distribution activities are handled by CORD Logistics, Inc., a national warehousing corporation. CORD stores and distributes our products from a warehouse in Tennessee. Upon the receipt of a purchase order through electronic data input, phone, mail or facsimile, the order is processed into CORD’s inventory system. After CORD ships the product to the customer placing the order, usually within 24 hours, CORD automatically processes the invoice on our behalf. Any delay or interruption in the process or in payment could have a material effect on our business.

Research and Development and Product Pipeline

      Innovation by our research and development operations is very important to the success of our business. Our research and development expenses were $19.2 million in 2001, $21.9 million in 2000, and $21.3 million in 1999. Our goal is to discover, develop and bring to market innovative products that address unmet healthcare needs, which requires both clinical and manufacturing development. Our substantial investment in research and development supports this goal. We have the rights to a variety of pharmaceutical agents in various stages of pre-clinical and clinical development in several novel delivery technologies.

      Our development activities involve work related to product formulation, preclinical and clinical study coordination, regulatory administration, manufacturing, and quality control and assurance. Many pharmaceutical companies conduct early stage research and drug discovery, but to obtain the most value from our development portfolio, we are focusing on later-stage development. This approach helps to minimize the risk and time requirements for us to get a product on the market. Our strategy involves targeting those product candidates that we believe have the largest market potential, and then rapidly evaluating and formulating new therapeutics by using previously approved active ingredients reformulated in our proprietary delivery system. This product development strategy allows us to conduct limited preclinical safety trials, and to move rapidly into safety and efficacy testing in humans with products that offer significant improvements over existing products. A secondary strategy is to evaluate the acquisition of products from other companies.

      Our relationship with Soltec led to our development of Luxíq and Olux. Soltec has developed several additional aerosol foams similar to our foam delivery system for Luxíq and Olux, including water-, ethanol- and petrolatum-based foams. We believe these formulations may offer improved efficacy over traditional formulations due to greater absorption of the active ingredient to the skin. In addition to the potential for improved efficacy, the foam formulations represent a cosmetically elegant alternative to existing dermatologic treatments. Another invention by Soltec, Liquipatch, is a multi-polymer gel-matrix delivery system that applies to the skin like a normal gel and dries to form a very thin, invisible, water-resistant film. This film enables a controlled release of the active agent, which we believe will provide a longer treatment period. We anticipate developing one or more new products in the aerosol foam or Liquipatch formulations, by incorporating leading dermatologic agents in formulations that are tailored to treat specific diseases or different areas of the body. We currently expect to seek partners for over-the-counter market opportunities worldwide and for development and commercialization of prescription products outside the United States.

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

      Several products require extensive clinical evaluation and clearance by the FDA and comparable agencies in other countries before we can sell them commercially. We anticipate conducting simultaneous studies on several products over the next several years. In particular, our intention is to have several product candidates in formulation development at a given time, and to target two product candidates for clinical development each year. However, we regularly re-evaluate our product development efforts. On the basis of these reevaluations, we have in the past, and may in the future, abandon development efforts for particular products. In addition, any product or technology under development may not result in the successful introduction of a new product.

      In addition to Luxíq and Olux, we are developing the foam technology for other disease indications. Our most promising preclinical candidates include a petrolatum-based foam as a line extension for Olux, an antifungal foam, and an anti-acne foam. We are exploring the anti-acne indication for Liquipatch as well. We have completed pre-clinical work for our antifungal foam, and anticipate beginning clinical trials in mid-2001. In late 2001, we decided to delay beginning that clinical trial to re-formulate the foam to eliminate a particular ingredient derived from cows. Although that ingredient is still acceptable for U.S. products, we believed it was prudent to reformulate the product before we commenced clinical trials.

Patents and Proprietary Rights

      Our success will depend in part on our ability and our licensors’ ability to obtain and retain patent protection for our products and processes, to preserve our trade secrets, and to operate without infringing the proprietary rights of third parties.

      We own or are exclusively licensed under pending applications and/or issued patents worldwide relating to Luxíq and OLUX, recombinant human relaxin, and other products in the earlier stages of research. Through Soltec, we own over 20 patents related to the technologies developed by Soltec, expiring between 2002 and 2018, and we have several pending applications.

      U.S. Patent 6,126,920 covers the delivery technology that is the basis for OLUX and Luxíq, specifically methods of treating various skin diseases, and in particular, scalp psoriasis, using a foam pharmaceutical composition comprising a corticosteroid active substance, a propellant and a buffering agent. The Liquipatch technology is covered by U.S. Patent 6,211,250.

      With respect to patent applications that we or our licensors have filed, and patents issued to us or our licensors, we cannot assure you that:

•	any of our or our licensors’ patent applications will issue as patents,

•	any issued patents will provide competitive advantage to us, or

•	our competitors will not successfully challenge or circumvent any issued patents.

      We rely on and expect to continue to rely on unpatented proprietary know-how and continuing technological innovation in the development and manufacture of many of our principal products. We require all our employees, consultants and advisors to enter into confidentiality agreements with us. These agreements, however, may not provide adequate protection for our trade secrets or proprietary know-how in the event of any unauthorized use or disclosure of such information. In addition, others may obtain access to or independently develop similar or equivalent trade secrets or know-how.

Trademarks

      We believe that trademark protection is an important part of establishing product recognition. We own eight registered trademarks and several trademark applications and common law trademarks. United States federal registrations for trademarks remain in force for 10 years and may be renewed every 10 years after issuance, provided the mark is still being used in commerce. However, any such trademark or service mark registrations may not afford us adequate protection, and we may not have the financial resources to enforce our rights under any such trademark or service mark registrations. If we are unable to protect our trademarks or service marks from infringement, any goodwill developed in such trademarks or service marks could be impaired.

Manufacturing

      We contract with independent sources to manufacture our products, which enables us to focus on product and clinical development strengths, minimize fixed costs and capital expenditures, and gain access to advanced manufacturing process capabilities. Company policy and the FDA require that we contract only with manufacturers that comply with current Good Manufacturing Practice, or cGMP, regulations and other applicable laws and regulations. Whether or not we have manufacturing contracts with third-party manufacturers, we may not be able to obtain adequate supplies of our products in a timely fashion, on acceptable terms, or at all.

      Miza Pharmaceuticals (formerly CCL Pharmaceuticals) manufactures Luxíq and OLUX for us in England. We are in the process of qualifying AccraPac Group to manufacture physician samples, Luxíq and

OLUX for us in the United States. On March 12, 2002, we entered into an agreement with DPT Laboratories, Ltd., to construct an aerosol filling line at DPT’s plant in Texas. The agreement is retroactive to November 1, 2001. Pursuant to the agreement, DPT has agreed to permit us to construct the aerosol line on DPT’s premises in Texas. We are responsible for the costs of the construction and the related equipment. After the aerosol line is completed, we will pay DPT monthly rent for the facility. DPT and Connetics simultaneously entered into a manufacturing agreement for DPT to manufacture and fill our commercial aerosol products. DPT and Connetics are also party to a separate research and development agreement for the manufacture of clinical supplies for our aerosol products and product candidates. While DPT manufactures other pharmaceutical products and has passed inspection by the FDA in connection with those products, we must still apply to the FDA to qualify DPT to manufacture our commercial products for us in the United States.

      Boehringer Ingelheim manufactured relaxin for us for clinical uses under a long-term contract. Following the failure of the pivotal clinical trial for relaxin, we entered into discussions with Boehringer Ingelheim to discuss the future of the contract. In December 2001 we mutually agreed to terminate the contract, in exchange for a settlement payment by Connetics. The final installment of the settlement is payable in June 2002, after Boehringer Ingelheim delivers certain documentation and reports to us. After that, neither party will have any further obligations under the contract.

Government Regulation

      Generally — Product Development. The pharmaceutical and biotechnology industries are subject to regulation by the FDA under the Food, Drug and Cosmetic Act, by the states under state food and drug laws, and by similar agencies outside of the United States. In order to clinically test, manufacture, and market products for therapeutic use, we must satisfy mandatory procedures and safety and effectiveness standards established by various regulatory bodies. We have provided a more detailed explanation of the standard we are subject to under “Factors Affecting Our Business and Prospects — We may spend a significant amount of money to obtain FDA and other regulatory approvals, which may never be granted” and “— We cannot sell our current products and product candidates if we do not obtain and maintain governmental approvals” below.

      We expect that all of our pharmaceutical products will require regulatory approval by governmental agencies before we can commercialize them, although the nature and extent of the review process for our potential products will vary depending on the regulatory categorization of particular products. Federal, state, and international regulatory bodies govern or influence, among other things, the testing, manufacture, labeling, storage, record keeping, approval, advertising, and promotion of our products on a product-by-product basis. Failure to comply with applicable requirements can result in, among other things, warning letters, fines, injunctions, penalties, recall or seizure of products, total or partial suspension of production, denial or withdrawal of approval, and criminal prosecution. Accordingly, ongoing regulation by governmental entities in the United States and other countries will be a significant factor in the production and marketing of any pharmaceutical products that we have or may develop.

      Product development and approval within this regulatory framework, and the subsequent compliance with appropriate federal and foreign statutes and regulations, takes a number of years and involves the expenditure of substantial resources. Generally, a company must conduct pre-clinical studies before it can obtain FDA approval for a new therapeutic agent. The basic purpose of pre-clinical investigation is to gather enough evidence on the potential new agent through laboratory experimentation and animal testing, to determine if it is reasonably safe to begin preliminary trials in humans. The results of these studies are submitted as a part of an investigational new drug application, which the FDA must review before human clinical trials of an investigational drug can start. We have filed and will continue to be required to sponsor and file investigational new drug applications, and will be responsible for initiating and overseeing the clinical studies to demonstrate the safety and efficacy that are necessary to obtain FDA approval of our products.

      Clinical trials are normally done in phases and generally take two to five years, but may take longer, to complete. Phase I trials generally involve administration of a product to a small number of patients to determine safety, tolerance and the metabolic and pharmacologic actions of the agent in humans and the side effects associated with increasing doses. Phase II trials generally involve administration of a product to a larger group of patients with a particular disease to obtain evidence of the agent’s effectiveness against the targeted disease, to further explore risk and side effect issues, and to confirm preliminary data regarding optimal dosage ranges. Phase I and Phase II trials can sometimes be combined, with the FDA’s concurrence, into a Phase I/II trial. Phase III trials involve more patients, and often more locations and clinical investigators than the earlier trials. At least one such trial is required for FDA approval to market a drug. Phase II and Phase III trials can sometimes be combined, with the FDA’s concurrence, into a Phase II/III trial, which is an accelerated clinical trial intended to provide sufficient data for approval.

      The rate of completion of our clinical trials depends upon, among other factors, the rate at which patients enroll in the study. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment may result in increased costs and delays, which could have a material adverse effect on our business. In addition, side effects or adverse events that are reported during clinical trials can delay, impede, or prevent marketing approval.

      Section 505(b)(2) of the Food, Drug and Cosmetic Act makes it possible for a company to possibly accelerate the FDA approval process. A so-called 505(b)(2) application permits a sponsor of a drug to satisfy the requirements for a full New Drug Application, or NDA, by relying on published studies or the FDA’s findings of safety and effectiveness based on studies in a previously-approved NDA sponsored by another person, together with the studies generated on its own drug products. The FDA evaluates 505(b)(2) applications using the same standards of approval for an NDA, but the number of clinical trials required to support a 505(b)(2) application, and the amount of information in the application itself, may be substantially less than that required to support an NDA application. We used the 505(b)(2) application process for both Luxíq and OLUX, but the 505(b)(2) process may not be available for our other product candidates, and as a result the FDA process may be longer for those product candidates than it was for Luxíq and OLUX.

      After we complete the clinical trials of a new drug product, we must file an NDA with the FDA. We must receive FDA clearance before we can commercialize the product, and the FDA may not grant approval on a timely basis or at all. The FDA can take between one and two years to review an NDA, and can take longer if significant questions arise during the review process. While various legislative and regulatory initiatives have focused on the need to reduce FDA review and approval times, the ultimate impact of such initiatives on our products cannot be certain. In addition, if there are changes in FDA policy while we are in product development, we may encounter delays or rejections that we did not anticipate when we submitted the new drug application or biologics license application for that product. We may not obtain regulatory approval for any products that we develop, even after committing such time and expenditures to the process. Even if regulatory approval of a product is granted, it may entail limitations on the indicated uses for which the product may be marketed.

      Our products will also be subject to foreign regulatory requirements governing human clinical trials, manufacturing and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement are similar, but not identical, to FDA requirements, and they vary widely from country to country.

      Manufacturing. The FDA regulates and inspects equipment, facilities, and processes used in the manufacturing of pharmaceutical products before providing approval to market a product. If after receiving clearance from the FDA, we make a material change in manufacturing equipment, location, or process, we may have to undergo additional regulatory review. We must apply to the FDA to change the manufacturer we use to produce any of our products. We and our contract manufacturers must adhere to current Good Manufacturing Practice and product-specific regulations enforced by the FDA through its facilities inspection program. The FDA also conducts regular, periodic visits to re-inspect equipment, facilities, and processes after the initial approval. If, as a result of these inspections, the FDA determines that our (or our contract manufacturers’) equipment, facilities, or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek sanctions and/or remedies against us, including suspension of our manufacturing operations.

      Post-Approval Regulation. The FDA continues to review marketed products even after granting regulatory clearances, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, recalls, seizures, injunctions or criminal sanctions. In its regulation of advertising, the FDA from time to time issues correspondence to pharmaceutical companies alleging that some advertising or promotional practices are false, misleading or deceptive. The FDA has the power to impose a wide array of sanctions on companies for such advertising practices.

      Pharmacy Boards. We are required in most states to be licensed with the state pharmacy board as either a manufacturer, wholesaler, or wholesale distributor. Many of the states allow exemptions from licensure if our products are distributed through a licensed wholesale distributor. The regulations of each state are different, and the fact that we are licensed in one state does not authorize us to sell our products in other states. Accordingly, we undertake an annual review of our license status and that of CORD to ensure continued compliance with the state pharmacy board requirements.

      Fraud and Abuse Regulations. We are subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify “safe harbors” or exemptions for certain payment arrangements that do not violate the anti-kickback statutes. We seek to comply with the safe harbors where possible. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of our practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid).

      We participate in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990. Under the Medicaid rebate program, we pay a rebate to each state Medicaid program for each unit of our product reimbursed by those programs. As a manufacturer currently of single source products only, the amount of the rebate for each of our products is set by law as the greater of 15.1% of the average manufacturer price of that product, or the difference between the average manufacturer price and the best price available from the company to any customer, with the final rebate amount adjusted upward if increases in average manufacturer price since product launch have outpaced inflation. The Medicaid rebate amount is computed each quarter based on our submission to the United States Department of Health and Human Services Centers for Medicare and Medicaid Services of our current average manufacturer price and best price for each of our products. The terms of our participation in the Medicaid program could require us to correct the prices that we reported in previous quarters, if necessary. Any such corrections could result in a change (positive or negative) in our Medicaid rebate liability for past quarters. As part of our revenue recognition policy, we provide reserves on this potential exposure at the time of product shipment. In addition to penalties that may be applicable under other federal statutes, the Medicaid rebate statute imposes civil monetary penalties in amounts up to $100,000 per item for the knowing submission of false information to the program.

      Under amendments to the Omnibus Budget Reconciliation Act of 1990 that became effective in October 1993, participation in the Medicaid program has required the extension of comparable discounts to qualified purchasers under the Public Health Services, or PHS, pharmaceutical pricing program. The PHS pricing program extends discounts comparable to the Medicaid rebate to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare and Medicaid beneficiaries.

      We also make our products available to authorized users of the Federal Supply Schedule, or FSS, of the General Services Administration under an FSS contract negotiated by the Department of Veterans Affairs. The Veterans Health Care Act of 1992, or VHCA, imposes a requirement that the prices a company such as Connetics charges the Veterans Administration, the Department of Defense, the Coast Guard, and the PHS be discounted by a minimum of 24% off the average manufacturer price charged to non-federal customers. Our computation of the average price to non-federal customers is used in establishing the FSS price for these four purchasers. The government maintains the right to audit the accuracy of our computations. Among the remedies available to the government for failure to accurately calculate FSS pricing and the average manufacturer price charged to non-federal customers is recoupment of any overpayments made by FSS purchasers as a result of errors in computations that affect the FSS price. The law also provides that civil monetary penalties may be assessed for knowingly providing false information in connection with discharging the pricing and reporting requirements under the VHCA. The amount that may be assessed is up to $100,000 “for each item of false information.”

Marketing Exclusivity

      Pharmaceutical companies can petition the FDA to grant new drug product exclusivity for a drug, independent of any orphan drug or patent term exclusivity accorded to that drug. The exclusivity granted by the FDA essentially prevents competition from other manufacturers who wish to put generic versions of the product into U.S. commerce. The FDA has granted us marketing exclusivity for foam-based products incorporating clobetasol propionate for three years beginning in November 2000. The exclusivity prevents other parties from submitting or getting approval for any application before the exclusive period expires. The FDA determines whether a drug is eligible for exclusivity on a case-by-case basis. The FDA may grant three-year exclusivity provided that the application included at least one new clinical investigation other than bioavailability studies, the investigation was conducted or sponsored by the drug company, and the reports of the clinical investigation were essential to the approval of the application.

Third Party Reimbursement

      Our operating results will depend in part on whether adequate reimbursement is available for our products from third-party payors, such as government entities, private health insurers and managed care organizations. Medicare, Medicaid, health maintenance organizations and other third-party payors may not authorize or otherwise budget such reimbursement. Such governmental and third-party payors increasingly are seeking to negotiate the pricing of medical services and products and to promote the use of generic, non-branded pharmaceuticals through payor-based reimbursement policies designed to encourage their use. In some cases, third-party payors will pay or reimburse users or suppliers of a prescription drug product only a portion of the product purchase price. Consumers and third-party payors may not view our marketed products as cost-effective, and consumers may not be able to get reimbursement or reimbursement may be so low that we cannot market our products on a competitive basis. If government entities or other third-party payors do not provide adequate reimbursement levels for our products, or if those reimbursement policies increasingly favor the use of generic products, our sales could decline and our business could be seriously harmed.

      Furthermore, federal and state regulations govern or influence the reimbursement to health care providers of fees and capital equipment costs in connection with medical treatment of certain patients. We cannot predict the likelihood that federal and state legislatures will pass laws related to health care reform or lowering pharmaceutical costs. Continued significant changes in the health care system could have a material adverse effect on our business.

Relaxin Development Program

     Overview

      In addition to our commercial business, we own the development and commercialization rights to a recombinant form of a natural human hormone called relaxin. Relaxin reduces the hardening, or fibrosis, of skin and organ tissue, dilates existing blood vessels and stimulates new blood vessel growth. Relaxin circulates in the blood and has a broad spectrum of biological activities.

      On October 8, 2000, we announced that our pivotal trial for scleroderma showed no statistically significant difference between the response to relaxin and the response to placebo with respect to the “primary endpoint” of that trial. There were, however, statistically significant responses with respect to secondary parameters measured in that trial. Infertility, peripheral vascular disease, cardiovascular disease, and kidney disease represent opportunities for relaxin’s biologic properties of enhancing blood flow.

      Based on the result of the pivotal trial, and following an extensive evaluation of other potential uses for relaxin, on May 23, 2001, we announced our decision to reduce our investment in relaxin in favor of focusing our resources on expanding our dermatology business, and to pursue a license partner or other strategic alternative for the relaxin program. As part of that decision we reduced our work force by eliminating 27 positions related to relaxin. Prior to May 2001, our strategy had been to retain U.S. rights for all potential indications for the drug. We maintain North American rights for relaxin and have entered into collaborative relationships for this program for markets outside of the United States. We have licensed rights to relaxin development and commercialization to Paladin Labs, Inc. for Canada, and to F.H. Faulding & Co. for Australia.

     Relaxin Alliances

      Paladin Labs, Inc. In July 1999, we entered into a collaboration and exclusive license agreement with Paladin for the development and commercialization of relaxin in Canada. Although we have discontinued our development efforts for relaxin for scleroderma, Paladin has indicated that it will continue the collaboration for other indications. Under the terms of the agreement, Paladin would owe additional milestone payments for the approval of indications other than scleroderma for relaxin in Canada. Paladin is responsible for all development and commercialization activities in Canada, and is obligated to pay royalties on all sales of relaxin in Canada.

      F.H. Faulding & Co., Ltd. In April 2000, we entered into a collaboration and exclusive license agreement with Faulding for the development and commercialization of relaxin in Australia. Although we have discontinued our development efforts for relaxin for scleroderma, Faulding has indicated that it will continue the collaboration for other indications. Under the agreement, Faulding would owe additional milestone payments for the approval of non-scleroderma indications for relaxin in Australia. Faulding is responsible for all development and commercialization activities in Australia, and will pay royalties on all sales of relaxin in Australia. In October 2001, Faulding was acquired by Mayne Group Limited, Australia’s largest private health care provider.

      Genentech. In September 1993, we entered into an agreement with Genentech, which was subsequently amended in July 1994 and April 1996. The agreement, as amended, grants to us exclusive rights, for indications other than reproductive indications, to make, have made, use, import and sell certain products derived from recombinant human relaxin. Many of our relaxin patent rights are owned by The Florey Institute, and we license them through Genentech. Genentech retains co-exclusive rights for reproductive indications. The agreement also includes technology transfer, supply, and intellectual property provisions, including a provision requiring us to meet milestones. If we fail to achieve designated milestones, Genentech may terminate the license. Upon termination, the patent rights and know-how we licensed from Genentech would revert to Genentech, and under certain circumstances depending on the reason for the termination, Genentech would automatically receive a non-exclusive, sublicensable and fully paid up license to our relaxin technology.

Environmental Regulation

      Our research and development activities involve the controlled use of hazardous and biohazardous materials, chemicals such as solvents and active pharmaceutical agents, compressed gases, and certain radioactive materials, such as hydrogen 3, carbon-14, and phosphorous-33. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state, federal, and local laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials.

      Compliance with federal, state and local law regarding the discharge of materials into the environment or otherwise relating to the protection of the environment has not had, and is not expected to have, any adverse effect on our capital expenditures, earnings or competitive position. We are not presently a party to any litigation or administrative proceeding with respect to our compliance with such environmental standards. In addition, we do not anticipate being required to expend any funds in the near future for environmental protection in connection with our operations.

Employees

      As of March 1, 2002, we had 162 full-time employees. Of the full-time employees, 77 were engaged in sales and marketing, 57 were in research and development and 28 were in general and administrative positions. We believe our relations with our employees are good.

Factors Affecting Our Business and Prospects

      There are many factors that affect our business and results of operations, some of which are beyond our control. The following is a description of some of the important factors that may cause the actual results of our operations in future periods to differ materially from the results currently expected or desired. Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our results of operations are not a good indication of our future performance.

Risks Related to Our Business

Our operating results may fluctuate, and this fluctuation could cause financial results to be below expectations.

      Our operating results may fluctuate from period to period for a number of reasons, and even a relatively small revenue shortfall may cause a period’s results to be below our expectations or projections. A revenue shortfall could arise from any number of factors, some of which we cannot control. For example, we may face:

•	lower than expected demand for our products,

•	changes in the government’s or private payors’ reimbursement policies for our products,

•	changes in wholesale buying patterns,

•	increased competition from new or existing products, or

•	changes in our product pricing strategies.

Of these, we would only have control over changes in our product pricing strategies, and of course there may be other factors that affect our revenues in any given period.

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

If we do not achieve and sustain profitability, stockholders may lose their investment.

      Except for fiscal year 2000, we have lost money every year since our inception. We had net losses of $27.3 million in 1999 and net income of $27.0 million in 2000. If we exclude a gain of $43.0 million on sales of stock we held in InterMune, and the associated income tax, our net loss for 2000 would have been $15.0 million. We had a net loss of $16.7 for the year ended December 31, 2001. Our accumulated deficit was $109.5 million at December 31, 2001. We may incur additional losses during the next few years. If we do not eventually achieve and maintain profitability, our stock price may decline.

Our total revenue depends on receiving royalties and contract payments from third parties, and we cannot control the amount or timing of those revenues.

      We generate contract and royalty revenue by licensing our products to third parties for specific territories and indications. Our reliance on licensing arrangements with third parties carries several risks, including the possibilities that:

•	a product development contract may expire or a relationship may be terminated, and we will not be able to attract a satisfactory alternative corporate partner within a reasonable time,

•	we may be contractually bound to terms that, in the future, are not commercially favorable to us, and

•	royalties generated from licensing arrangements may be insignificant.

If any of these risks occurs, we may not be able to successfully develop our products.

If we fail to protect our proprietary rights, competitors may be able to use our technologies, which would weaken our competitive position, reduce our revenues and increase our costs.

      Our commercial success depends in part on our ability and the ability of our licensors to obtain and maintain patent protection on technologies, to preserve trade secrets, and to operate without infringing the proprietary rights of others. The foam technology used in Luxíq and OLUX is covered by one issued patent.

      We are pursuing several U.S. and international patent applications, although we cannot be sure that any of these patents will ever be issued. We also have acquired rights from the assignment of rights to patents and patent applications from certain of our consultants and officers. These patents and patent applications may be subject to claims of rights by third parties. If there are conflicting claims to the same patent or patent application, we may not prevail and, even if we do have some rights in a patent or application, those rights may not be sufficient for the marketing and distribution of products covered by the patent or application.

      The patents and applications in which we have an interest may be challenged as to their validity or enforceability. Challenges may result in potentially significant harm to our business. The cost of responding to these challenges and the inherent costs to defend the validity of our patents, including the prosecution of infringements and the related litigation, could be substantial whether or not we are successful. Such litigation also could require a substantial commitment of management’s time. A judgment adverse to us in any patent interference, litigation or other proceeding arising in connection with these patent applications could materially harm our business.

      The ownership of a patent or an interest in a patent does not always provide significant protection. Others may independently develop similar technologies or design around the patented aspects of our technology. We only conduct patent searches to determine whether our products infringe upon any existing patents when we think such searches are appropriate. As a result, the products and technologies we currently market, and those we may market in the future, may infringe on patents and other rights owned by others. If we are unsuccessful in any challenge to the marketing and sale of our products or technologies, we may be required to license the disputed rights, if the holder of those rights is willing, or to cease marketing the challenged products, or to modify our products to avoid infringing upon those rights. Under these circumstances, we may not be able to obtain a license to such intellectual property on favorable terms, if at all. We may not succeed in any attempt to redesign our products or processes to avoid infringement.

We rely on our employees and consultants to keep our trade secrets confidential.

      We rely on trade secrets and unpatented proprietary know-how and continuing technological innovation in developing and manufacturing our products. We require each of our employees, consultants and advisors to enter into confidentiality agreements prohibiting them from taking our proprietary information and technology or from using or disclosing proprietary information to third parties except in specified circumstances. The agreements also provide that all inventions conceived by an employee, consultant or advisor, to the extent appropriate for the services provided during the course of the relationship, shall be our exclusive property, other than inventions unrelated to us and developed entirely on the individual’s own time. Nevertheless, these agreements may not provide meaningful protection of our trade secrets and proprietary know-how if they are used or disclosed. Despite all of the precautions we may take, people who are not parties to confidentiality agreements may obtain access to our trade secrets or know-how. In addition, others may independently develop similar or equivalent trade secrets or know-how.

If we do not successfully partner or commercialize relaxin, we may lose fundamental intellectual property rights to the product.

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

Risks Related to Our Products

We currently rely on a sole source to manufacture Luxíq and OLUX, and future manufacturing difficulties could delay future revenues from product sales.

      We currently have no manufacturing or distribution facilities for any of our products. Instead, we contract with third parties to manufacture our products for us. Typically, these manufacturing contracts are short-term. Currently, Miza Pharmaceuticals is our sole source manufacturer for Luxíq and OLUX. We are in the process of qualifying Accra Pac Group, Inc. to manufacture physician samples, Luxíq, and OLUX for us, but we have not yet received permission from the FDA to manufacture commercial product at that location. On March 12, 2002, we entered into agreements with DPT to construct an aerosol filling line at DPT’s plant in Texas and to manufacture and fill our commercial aerosol products. DPT cannot manufacture our products until the aerosol line is completed, at which time we will have to apply to the FDA to qualify DPT to manufacture our commercial products for us in the United States.

      Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed before they can be used in commercial manufacturing of our products. If Miza cannot provide us with our product requirements in a timely and cost-effective manner, or if the product they are able to supply cannot meet commercial requirements for shelf life, our sales of marketed products could be reduced and we could suffer delays in the progress of clinical trials for products under development. In addition, any commercial dispute with any of suppliers could result in delays in the manufacture of product, and affect our ability to commercialize our products. We cannot be certain that manufacturing sources will continue to be available or that we can continue to out-source the manufacturing of our products on reasonable or acceptable terms. Any loss of a manufacturer or any difficulties that could arise in the manufacturing process could significantly affect our inventories and supply of products available for sale. If we are unable to supply sufficient amounts of our products on a timely basis, our market share could decrease and, correspondingly, our profitability could decrease.

If our contract manufacturers fail to comply with cGMP regulations, we may be unable to meet demand for our products and may lose potential revenue.

      All of our contractors must comply with the applicable FDA cGMP regulations, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. If Miza is not able to comply with the applicable cGMP regulations and other FDA regulatory requirements, our sales of marketed products could be reduced and we could suffer delays in the progress of clinical trials for products under development. We do not have control over our third-party manufacturers’ compliance with these regulations and standards. The cGMP validation of a new facility and the approval of that manufacturer for a new drug product may take a year or more before manufacture can begin at the facility. Delays in obtaining FDA validation of a replacement manufacturing facility could cause an interruption in the supply of our products. Our business interruption insurance, which covers the loss of income for up to $8.0 million, may not completely mitigate the harm to our business from the interruption of the manufacturing of products caused by certain events, as the loss of a manufacturer could still have a negative effect on our sales, margins and market share, as well as our overall business and financial results.

     If our supply of finished products is interrupted, our ability to maintain our inventory levels could suffer.

      We try to maintain inventory levels that are no greater than necessary to meet our current projections. Any interruption in the supply of finished products could hinder our ability to timely distribute finished products. If we are unable to obtain adequate product supplies to satisfy our customers’ orders, we may lose those orders and our customers may cancel other orders and stock and sell competing products. This in turn could cause a loss of our market share and negatively affect our revenues.

      Supply interruptions may occur and our inventory may not always be adequate. Numerous factors could cause interruptions in the supply of our finished products including shortages in raw material required by our manufacturers, changes in our sources for manufacturing, our failure to timely locate and obtain replacement manufacturers as needed and conditions effecting the cost and availability of raw materials.

We cannot sell our current products and product candidates if we do not obtain and maintain governmental approvals.

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

      The process of obtaining and maintaining regulatory approvals for pharmaceutical products, and obtaining and maintaining regulatory approvals to market these products for new indications, is lengthy, expensive and uncertain. The manufacturing and marketing of drugs, including our products, are subject to continuing FDA and foreign regulatory review, and later discovery of previously unknown problems with a product, manufacturing process or facility may result in restrictions, including withdrawal of the product from the market. The FDA is permitted to revisit and change its prior determinations and it may change its position with regard to the safety or effectiveness of our products. Even if the FDA approves our products, the FDA is authorized to impose post-marketing requirements such as:

•	testing and surveillance to monitor the product and its continued compliance with regulatory requirements,

•	submitting products for inspection and, if any inspection reveals that the product is not in compliance, the prohibition of the sale of all products from the same lot,

•	suspending manufacturing,

•	recalling products, and

•	withdrawing marketing clearance.

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

      In its regulation of advertising, the FDA from time to time issues correspondence to pharmaceutical companies alleging that some advertising or promotional practices are false, misleading or deceptive. The FDA has the power to impose a wide array of sanctions on companies for such advertising practices, and the receipt of correspondence from the FDA alleging these practices can result in the following:

•	incurring substantial expenses, including fines, penalties, legal fees and costs to comply with the FDA’s requirements,

•	changes in the methods of marketing and selling products,

•	taking FDA-mandated corrective action, which may include placing advertisements or sending letters to physicians rescinding previous advertisements or promotion, and

•	disruption in the distribution of products and loss of sales until compliance with the FDA’s position is obtained.

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

      Successful product development in our industry is highly uncertain, and the process of obtaining FDA and other regulatory approvals is lengthy and expensive. Very few research and development projects produce a commercial product. Product candidates that appear promising in the early phases of development may fail to reach the market for a number of reasons, including that the product candidate did not demonstrate acceptable clinical trial results even though it demonstrated positive preclinical trial results, or that the product candidate was not effective in treating a specified condition or illness, or that the FDA did not approve our product candidate for its intended use.

      To obtain approval, we must show in preclinical and clinical trials that our products are safe and effective, and the marketing and manufacturing of pharmaceutical products are subject to rigorous testing procedures. The FDA approval processes require substantial time and effort, the FDA continues to modify product development guidelines, and the FDA may not grant approval on a timely basis or at all. Clinical trial data can be the subject of differing interpretation, and the FDA has substantial discretion in the approval process. The FDA may not interpret our clinical data the way we do. The FDA may also require additional clinical data to support approval. The FDA can take between one and two years to review new drug applications, or longer if significant questions arise during the review process. We may not be able to obtain FDA approval to conduct clinical trials or to manufacture and market any of the products we develop, acquire or license. Moreover, the costs to obtain approvals could be considerable and the failure to obtain or delays in obtaining an approval could have a significant negative effect on our business.

If Luxíq and OLUX do not sustain market acceptance, our revenues will not be predictable and may not cover our operating expenses.

      Our future revenues will depend upon dermatologist and patient acceptance of Luxíq and OLUX. Factors that could affect acceptance of Luxíq and OLUX include:

•	satisfaction with existing alternative therapies,

•	the effectiveness of our sales and marketing efforts,

•	the cost of the product as compared with alternative therapies, and undesirable and unforeseeable side effects.

We cannot predict the potential long-term patient acceptance of, or the effects of competition and managed health care on, sales of either product.

We rely on third parties to conduct clinical trials for our products, and those third parties may not perform satisfactorily.

      We do not have the ability to independently conduct clinical studies, and we rely on third parties to perform this function. If these third parties do not perform satisfactorily, we may not be able to locate acceptable replacements or enter into favorable agreements with them, if at all. If we are unable to rely on clinical data collected by others, we could be required to repeat, extend the duration of, or increase the size of, clinical trials, which could significantly delay commercialization and require significantly greater expenditures.

If we are unable to develop new products, our expenses may continue to exceed our revenue indefinitely, without any return on the investment.

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

      We re-evaluate our research and development efforts regularly to assess whether our efforts to develop a particular product or technology are progressing at a rate that justifies our continued expenditures. On the basis of these re-evaluations, we have abandoned in the past, and may abandon in the future, our efforts on a particular product or technology. Products we are researching or developing may never be successfully released to the market. If we fail to take a product or technology from the development stage to market on a timely basis, we may incur significant expenses without a near-term financial return.

If we do not successfully integrate new products into our business, we may not be able to sustain revenue growth and we may not be able to compete effectively.

      When we acquire or develop new products and product lines, we must be able to integrate those products and product lines into our systems for marketing, sales and distribution. If these products or product lines are not integrated successfully, the potential for growth is limited. The new products we acquire or develop could have channels of distribution, competition, price limitations or marketing acceptance different from our current products. As a result, we do not know whether we will be able to compete effectively and obtain market acceptance in any new product categories. A new product may require us to significantly increase our sales force and incur additional marketing, distribution and other operational expenses. These additional expenses could negatively affect our gross margins and operating results. In addition, many of these expenses could be incurred prior to the actual distribution of new products. Because of this timing, if the new products are not accepted by the market or if they are not competitive with similar products distributed by others, the ultimate success of the acquisition or development could be substantially diminished.

Risks Related to Our Industry

We face intense competition, which may limit our commercial opportunities and our ability to become profitable.

      The specialty pharmaceutical industry is highly competitive. Competition in our industry occurs on a variety of fronts, including developing and bringing new products to market before others, developing new technologies to improve existing products, developing new products to provide the same benefits as existing products at less cost and developing new products to provide benefits superior to those of existing products.

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

      Our products compete with generic pharmaceuticals, which claim to offer equivalent benefit at a lower cost. In some cases, insurers and other health care payment organizations encourage the use of these less expensive generic brands through their prescription benefits coverages and reimbursement policies. These organizations may make the generic alternative more attractive to the patient by providing different amounts of reimbursement so that the net cost of the generic product to the patient is less than the net cost of our prescription brand product. Aggressive pricing policies by our generic product competitors and the prescription benefits policies of insurers could cause us to lose market share or force us to reduce our margins in response.

Our sales depend on payment and reimbursement from third party payors, and if they reduce or refuse payment or reimbursement, the use and sales of our products will suffer, we may not increase our market share, and our revenues and profitability will suffer.

      Our products’ commercial success is dependent, in part, on whether third-party reimbursement is available for the use of our products by hospitals, clinics, doctors and patients. Third-party payors include state and federal governments, under programs such as Medicare and Medicaid, and private insurance plans and health maintenance organizations. Over 70% of the U.S. population now participates in some version of managed care. Because of the size of the patient population covered by managed care organizations, it is important to our business that we market our products to them and to the pharmacy benefit managers that serve many of these organizations. Managed care organizations and other third-party payors try to negotiate the pricing of medical services and products to control their costs. Managed care organizations and pharmacy benefit managers typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their lower costs, generics are often favored. The breadth of the products covered by formularies varies considerably from one managed care organization to another, and many formularies include alternative and competitive products for treatment of particular medical conditions. Exclusion of a product from a formulary can lead to its sharply reduced usage in the managed care organization patient population.

      Third-party payors may not authorize or otherwise budget for the reimbursement of our products, and reimbursement may not be available to consumers or may not be sufficient to allow our products to be marketed on a competitive basis. In the U.S., there have been, and we expect there will continue to be, a number of state and federal proposals that could limit the amount that state or federal governments will pay to reimburse the cost of drugs. In addition, we believe the increasing emphasis on managed care in the U.S. has and will continue to put pressure on the price and usage of our products, which may in turn adversely impact product sales. Further, when a new therapeutic product is approved, the availability of governmental and/or private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed.

      Payment or reimbursement of only a portion of the cost of our prescription products could make our products less attractive, from a net-cost perspective, to patients, suppliers and prescribing physicians. The reimbursement policies of these entities may not be adequate for our products to compete on a price basis. If our products are not included within an adequate number of formularies or adequate reimbursement levels are not provided, or if those policies increasingly favor generic products, our market share and gross margins could be negatively affected, as could our overall business and financial condition. We cannot predict the availability or amount of reimbursement for our products or product candidates, and current reimbursement policies for existing products may change at any time. Changes in reimbursement policies or health care cost containment initiatives that limit or restrict reimbursement for our products may cause our revenues to decline.

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

      The market prices for securities of specialty pharmaceutical companies like Connetics have been and are likely to continue to be highly volatile. As a result, investors in these companies often buy at very high prices only to see the price drop substantially a short time later, resulting in an extreme drop in value in the stock holdings of these investors. In the past two fiscal years, the price of our common stock has ranged from a low of $4.06 per share to a high of $26.88 per share. In addition, the volatility could result in securities class action litigation. Any litigation would likely result in substantial costs, and divert our management’s attention and resources.

Our charter documents and Delaware law contain provisions that could delay or prevent a change in control, even if the change in control would be beneficial to our stockholders.

      Our certificate of incorporation authorizes our board of directors to issue undesignated preferred stock and to determine the rights, preferences, privileges and restrictions of the preferred stock without further vote or action by our stockholders. The issuance of preferred stock could make it more difficult for third parties to acquire a majority of our outstanding voting stock. We also have a stockholder rights plan, which entitles existing stockholders to rights, including the right to purchase shares of preferred stock, in the event of an acquisition of 15% or more of our outstanding common stock, or an unsolicited tender offer for such shares. We have also entered into “change in control” agreements with our directors, officers, and key employees.

Those change in control agreements provide for severance payments to be made in the event of a change in control of the company. Provisions of Delaware law, our rights plan, our charter documents, and other arrangements, including a provision eliminating the ability of stockholders to take actions by written consent, could delay or make difficult the removal of our current management or a merger, tender offer or proxy contest involving us. Further, our stock option and purchase plans generally provide for the assumption of such plans or substitution of an equivalent option of a successor corporation or, alternatively, at the discretion of the board of directors, exercise of some or all of the option stock, including non-vested shares, or acceleration of vesting of shares issued pursuant to stock grants, upon a change of control or similar event.

Item 2.     Properties

      We currently lease 52,468 square feet of laboratory and office space at 3400 and 3290 West Bayshore Road in Palo Alto, California. We lease this space under two lease agreements that will expire in January 2003 and April 2005 respectively. We also lease 13,464 square feet of office space at 3294 West Bayshore Road in Palo Alto, California that we are currently subleasing to a third party. Our subsidiary, Soltec, owns certain land and real property consisting of laboratory and office space at 8 Macro Court, Rowville, Victoria, Australia. In addition, we have contracted with DPT Laboratories to construct a 12,000 square foot aerosol filling line in San Antonio, Texas. We will make rental payments to DPT when the aerosol line is completed. We believe that our existing facilities are adequate to meet our requirements for the near term and that additional space will be available on commercially reasonable terms if needed.

Item 3.     Legal Proceedings

      We are not a party to any material legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5.     Market for the Company’s Common Equity and Related Stockholder Matters

      Our common stock is traded on the Nasdaq National Market under the symbol “CNCT.” The following table sets forth for the periods indicated the low and high closing prices for our common stock.

	High	Low

2000
First Quarter	$15.13	$7.69
Second Quarter	14.69	6.13
Third Quarter	24.31	14.75
Fourth Quarter	26.88	4.13
2001
First Quarter	$7.81	$4.38
Second Quarter	7.69	4.06
Third Quarter	7.80	5.65
Fourth Quarter	13.95	6.46

      On March 22, 2002, we had approximately 176 stockholders of record of our common stock.

      We have never declared or paid cash dividends on our common stock, and our loan agreement with a bank lender prohibits us from declaring or paying a dividend without the bank’s prior written consent. We currently intend to retain all available funds for use in our business, and do not anticipate paying any cash dividends in the foreseeable future.

Item 6.     Selected Financial Data

      The selected consolidated financial data that appears on the following page has been derived from our audited consolidated financial statements. This historical data should be read in conjunction with our Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in this Report, and with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Report. The selected consolidated statement of operations data for each of the three years in the period ended December 31, 2001, and the selected consolidated balance sheet data as of December 31, 2001 and 2000, are derived from and qualified by reference to the audited consolidated financial statements included elsewhere in this Report. The selected consolidated statement of operations data for the years ended December 31, 1998 and 1997, and the selected consolidated balance sheet data as of December 31, 1999, 1998 and 1997, are derived from audited financial statements not included in this Report.

Connetics Corporation

Selected Consolidated Financial Data

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Product	$30,923	$20,095	$16,595	$7,473	$6,803
Royalty	1,097	—	—	—	—
Contract and other	2,044	20,679	10,311	1,648	—

Total revenues	34,064	40,774	26,906	9,121	6,803
Operating costs and expenses:
Cost of product revenues	3,123	3,868	5,229	1,374	1,149
License amortization	—	—	6,160	6,720	7,124
Research and development	19,156	21,875	21,309	11,446	17,162
Selling, general and administrative	36,062	26,673	20,834	11,680	8,966
Acquired in-process research and development	1,080	—	1,000	4,000	—
Loss on program termination	1,142	—	—	—	—

Total operating costs and expenses	60,563	52,416	54,532	35,220	34,401
Loss from operations	(26,499)	(11,642)	(27,626)	(26,099)	(27,598)
Gain on sale of investment(1)	122	42,967	—	—	—
Gain on sale of license rights	—	—	—	—	525
Gain on sale of Ridaura product line(2)	8,002	—	—	—	—
Interest income (expense), net	1,978	1,873	343	(496)	(862)

Income (loss) before income taxes and cumulative effect of a change in accounting principle	(16,397)	33,198	(27,283)	(26,595)	(27,935)
Income tax	(345)	(1,010)	—	—	—

Income (loss) before cumulative effect of change in accounting principle	(16,742)	32,188	(27,283)	(26,595)	(27,935)
Cumulative effect of change in accounting principle, net of tax(3)	—	(5,192)	—	—	—

Net income (loss)	$(16,742)	$26,996	$(27,283)	$(26,595)	$(27,935)

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share amounts)
Basic Earnings Per Share —
Income (loss) per share before cumulative effect of change in accounting principle	$(0.56)	$1.13	$(1.21)	$(1.61)	$(2.69)
Cumulative effect of change in accounting principle, net of tax	—	(0.18)	—	—	—
Net income (loss) per share	$(0.56)	$0.95	$(1.21)	$(1.61)	$(2.69)
Diluted Earnings Per Share —
Income (loss) per share before cumulative effect of change in accounting principle	$(0.56)	$1.07	$(1.21)	$(1.61)	$(2.69)
Cumulative effect of change in accounting principle, net of tax	—	(0.17)	—	—	—
Net income (loss) per share	$(0.56)	$0.90	$(1.21)	$(1.61)	$(2.69)
Shares used to calculate basic net earnings (loss) per share	29,861	28,447	22,619	16,533	10,412
Shares used to calculate diluted net earnings per share	29,861	30,086	22,619	16,533	10,412
Pro forma amounts assuming the accounting change was applied retroactively
Net income (loss)	$(16,742)	$32,188	$(30,968)	$(28,102)	$(27,935)
Earnings per share
Basic	$(0.56)	$1.13	$(1.37)	$(1.70)	$(2.69)
Diluted	$(0.56)	$1.07	$(1.37)	$(1.70)	$(2.69)

Balance Sheet Data:
Cash, cash equivalents short-term investments and restricted cash	$48,476	$80,184	$26,299	$23,020	$14,346
Working capital	44,026	71,030	13,401	12,464	6,687
Total assets	72,327	85,713	30,410	31,394	31,068
Total stockholders’ equity	61,354	72,606	14,288	12,452	10,809

(1)	In the fourth quarter of 2000, we recorded a $43.0 million gain on the sale of securities.

(2)	In April 2001 we sold our rights to Ridaura including inventory to Prometheus Laboratories, Inc. for $9.0 million in cash plus a royalty on annual sales in excess of $4.0 million for the next five years. We recognized a gain of $8.0 million in connection with the sale of Ridaura.

(3)	Effective January 1, 2000, we changed our method of accounting for non-refundable license fees in accordance with Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements.” Please refer to Note 1 of the Notes to Consolidated Financial Statements.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes filed with this Report.

Overview

      Our commercial business is focused on the dermatology marketplace, which is characterized by a large patient population that is served by relatively small, and therefore more accessible, groups of treating physicians. We currently market two pharmaceutical products, Luxíq and OLUX. Both products have clinically proven therapeutic advantages and we are providing quality customer service to physicians through our experienced sales and marketing staff. In December 2001, we filed a supplemental New Drug Application, or sNDA, with the FDA, requesting clearance to market OLUX for non-scalp indications. The application is currently under review with the FDA.

      In April 2001, we completed the acquisition of Soltec for approximately $16.9 million. We accounted for this transaction using the purchase method and allocated $1.1 million of the purchase price to in-process research and development, based on an independent valuation, and the balance to the tangible assets of Soltec, existing technology and goodwill. As we are now focusing on our dermatology business, in April 2001 we sold our rights to Ridaura, including inventory, to Prometheus for $9.0 million in cash plus a royalty on annual sales in excess of $4.0 million for the next five years.

      In addition to our commercial business, we own the rights to a recombinant form of a natural hormone called relaxin. On May 23, 2001, we announced our decision to reduce our investment in the development of relaxin and to search for licensing opportunities or other strategic alternatives for the product. We eliminated 27 employee positions related to relaxin. In 2001, we recorded a $1.1 million charge representing estimated costs accrued in connection with the reduction in workforce and the wind down of relaxin development contracts.

Results of Operations

Revenues

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Product:
OLUX	$14,996	$1,211	$—
Luxíq	13,848	10,973	6,025
Ridaura	2,015	6,013	5,737
Other	64	—	—
Actimmune	—	1,898	4,833

Total product revenues	$30,923	$20,095	$16,595
License, contract and royalty:
Royalty	1,097	—	—
InterMune	771	6,768	500
Celltech (formerly Medeva)	756	11,500	8,000
Paladin Labs, Inc.	53	703	400
Suntory Ltd.	—	1,319	879
Other contracts	464	389	532

Total license, contract, royalty and other revenues	3,141	20,679	10,311

Total revenues	$34,064	$40,774	$26,906

      Our product revenues in 2001 were $30.9 million compared to $20.1 million in 2000 and $16.6 million in 1999. The increase in total product sales in 2001 was due to continued sales growth of Luxíq, and to our first full year of sales of OLUX, which we launched in November 2000. We also recognized product revenue on sales of Ridaura, until the April 2001 sale of that product line to Prometheus. Effective April 1, 2000, in connection with our agreement with InterMune, we sold our remaining Actimmune product rights. The increase in total product sales in 2000 over 1999 was due primarily due to sales growth of Luxíq and the launch of OLUX in November 2000. When we acquired Soltec in April 2001, we began to recognize royalty revenue in association with royalty bearing contracts to which Soltec is a party.

      License, contract, royalty and other revenues were $3.1 million in 2001 compared to $20.7 million in 2000 and $10.3 million in 1999. The decrease in license revenue in 2001 was in part due to our decision in May 2001 to reduce our investment in the development of relaxin. Through the end of 2001, we had not entered into any new licensing opportunities or other strategic alternatives for the product.

      The increase in license revenues for 2000 over 1999 includes $4.4 million related to revenue recognized in 2000 which had been deferred to January 1, 2000 in connection with the change in accounting principle in accordance with SAB 101, a one-time $5.0 million milestone payment from Celltech, $1.5 million paid by InterMune in connection with our sublicense agreement, and approximately $4.1 million revenue previously deferred that was recognized on the cancellation of relaxin contracts.

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

      In 2000, InterMune purchased the remaining United States commercial rights and revenue rights to Actimmune effective April 1, 2000. As part of the transaction, InterMune paid $5.2 million, which included the prepayment of a $1.0 million obligation owed in 2002.

      We expect license revenue to fluctuate significantly depending on whether we enter into additional collaborations, when and whether we or our partners achieve milestones under existing agreements, and on new business opportunities that we may identify.

Cost of Product Revenues

      Our cost of product revenues includes the costs of manufacturing Luxíq, OLUX, Ridaura (until April 2001), and Actimmune (until April 2000), royalty payments based on a percentage of our product revenues and product freight and distribution costs from CORD, the third party that handles all of our product distribution activities. We recorded cost of product revenues of $3.1 million in 2001 compared to $3.9 million in 2000 and $5.2 million in 1999. The decrease in cost of product revenues from 2000 to 2001 is primarily due to a reduction in royalty expense. When we acquired Soltec, we began to eliminate all intercompany transactions in consolidation, which included our royalty expense and Soltec’s related royalty income. The decrease in cost of product revenues from 1999 to 2000 is primarily due to a change in product mix arising from discontinued sales of Actimmune effective April 1, 2000. Actimmune had higher manufacturing costs than our other products.

Research and Development

      Research and development expenses include salaries and benefits, laboratory supplies, external research programs, clinical studies and allocated overhead costs such as rent, supplies and utilities. In addition to clinical site payments, clinical costs include costs of manufacturing clinical supplies and costs associated with product stability studies. Research and development expenses were $19.2 million in 2001, $21.9 million in 2000, and $21.3 million in 1999. In 2001, our research and development expenses primarily consisted of:

•	$6.1 million on new dermatology product efforts,

•	$4.9 million on relaxin development efforts prior to the May 2001 decision to reduce investment in the program,

•	$7.6 million development efforts to expand the usage of existing dermatology products, and

•	$0.6 million to integrate Soltec into our research and development efforts from April 2001.

      In 2000, our research and development expenses primarily consisted of:

•	$10.8 million toward the manufacturing scale-up of relaxin,

•	$6.3 million for conducting a Phase II/III trial of relaxin for the treatment of scleroderma,

•	$1.8 on increased personnel in our organization, and

•	$1.8 million in expenses associated with the initiation of clinical trials of relaxin.

      We expect research and development expenses to remain at the same level for the next few quarters, due to clinical trial activities for new disease indications, preclinical activities associated with technologies acquired from Soltec, pre-manufacturing start-up costs associated with qualifying a new supplier for Luxíq and OLUX, and possible acquisitions of new technologies and products. We are unable to predict the level of spending until near the end of the various programs because of the uncertainty of FDA approval of clinical study programs.

      Pharmaceutical products that we develop internally can take several years to research, develop and bring to market a new prescription medicine in the United States. Drug development in the U.S. is a process that includes several steps defined by the FDA. The process begins with the filing of an Initial Drug Application, which, if successful, allows opportunity for clinical study of the potential new medicine. Clinical development typically involves three phases of study, Phase I, II, and III, and the most significant costs associated with clinical development are the Phase III trials as they tend to be the longest and largest studies conducted during the drug development process. The successful development of our products is highly uncertain, and an estimation of product completion dates and completion costs can vary significantly for each product and are difficult to predict. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business. In responding to an NDA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. For additional discussion of the risks and uncertainties associated with completing development of potential products, see “Factors Affecting Our Business and Prospects — We cannot sell our current products and product candidates if we do not obtain and maintain governmental approvals,” “— We may spend a significant amount of money to obtain FDA and other regulatory approvals, which may never be granted” and “— If we are unable to develop new products, our expenses may continue to exceed our revenue indefinitely, without any return on the investment.”

Selling, General and Administrative Expenses

      Selling, general and administrative expenses were $36.1 million in 2001, $26.7 million in 2000, and $20.8 million in 1999. The increase in 2001 was primarily due to:

•	the addition of 32 employees in our sales and marketing organizations,

•	additional market research and sales costs related to the OLUX launch and the launch of OLUX and Luxíq 50 gram units,

•	$1.1 million for the amortization of intangibles associated with the acquisition of Soltec in 2001, and

•	$2.6 million in non-cash stock compensation charges.

      The increase in expenses in 2000 over 1999 was primarily due to:

•	expenses associated with launching OLUX in the fourth quarter of 2000; and

•	increases in the number of personnel in our sales and marketing and clinical organizations.

We expect selling, general and administrative expenses to remain consistent or be slightly higher in 2002 due to the launch of physician samples of OLUX and Luxíq, and the commencement of marketing efforts relating to the anticipated outcome of clinical trials for antifungal foam and anti-acne foam.

Acquired In-Process Research and Development

      We recorded a charge of $1.1 million for acquired in-process research and development associated with the acquisition of Soltec, which was consummated in the second quarter of 2001. The acquired in-process research and development consists of several projects that involve the use of novel technologies to improve the delivery of drugs. Several of these projects are being developed in connection with other companies who own rights to the drugs. We may earn milestone and other fees under these arrangements and, if the drugs are successfully developed, will be entitled to royalties based on net sales. The projects are in various stages of development and are subject to substantial risks. We currently estimate that completion of the first projects will occur in 2002 and we expect to incur research and development expenses of up to $1.4 million, assuming all drugs are successfully developed (before considering any research funding from our partners). The value of the in-process research and development was determined by an independent valuation firm using a discounted cash flow analysis with a discount rate of 20%. In addition, the stage of completion of each project was considered in determining the value.

      These projects may not meet either technological or commercial success. The products under development have no foreseeable alternative future uses. The estimates we used in valuing in-process research and development were based on assumptions we believe to be reasonable, but they are inherently uncertain and unpredictable. Our assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may vary from the results projected for purposes of determining the fair value of the acquired in-process research and development.

      In 1999, we recorded a $1.0 million license fee charge in connection with our licensing agreement with Soltec for exclusive rights to certain applications of a broad range of unique topical delivery technologies. We determined that it was highly uncertain whether the amount paid for this license would be realized, as it related to pre-FDA approved products and was dependent on additional research and development. Consequently, we expensed the full amount of the license.

Charge for Relaxin Program

      In the second quarter of 2001 we recorded a $6.0 million charge representing estimated costs accrued in connection with the reduction in workforce and the wind down of relaxin development contracts. In the fourth quarter of 2001 we reversed $4.9 million of this charge due to the settlement of potential amounts owed. For additional information, see Note 7 in our Notes to Consolidated Financial Statements for a discussion of the relationship with Boehringer Ingelheim.

Interest and Other Income (Expense), Net

      Interest income was $2.5 million for 2001, compared with $2.1 million for 2000, and $1.1 million for 1999. The increase in interest income in 2001 over 2000 arose from the high cash and investment balance from the sale of InterMune shares in December 2000, which generated income in 2001. The increase in interest income in 2000 over 1999 was due to higher cash and short-term investment balances.

      Interest expense was $46,000 in 2001, compared with $235,000 in 2000 and $868,000 in 1999. The decreases in interest expense in 2001 over 2000 and in 2000 over 1999 resulted from lower interest expense associated with lower balances outstanding for obligations under capital leases, and long term debt.

      Other income (expense) was a net expense of $519,000 in 2001 compared with zero in 2000 and net income of $143,000 in 1999. The net other expense in 2001 was primarily due to a $555,000 net loss on a foreign exchange forward contract partially offset by rents received from a sublease arrangement. The contract was entered into in relation to a business combination and does not qualify as a hedge under SFAS 133. The purpose of the contract was to lock in to the purchase price paid for Soltec. The foreign exchange forward contract was terminated on the closing date of the acquisition of Soltec. Net other income in 1999 was related to gains on sales of excess property and equipment.

Income Taxes

      Income tax expense was $345,000 in 2001, compared to $1.0 million in 2000 and zero in 1999. Income tax expense in 2001 arose from the taxable operating results of our foreign subsidiary, Soltec. The increase in income tax expense in 2000 compared to 1999 arose from the pre-tax income in 2000 as compared to net losses in 1999. Our results for 2000 reflect a gain of $43.0 million on the sale of securities. For a more complete description of our income tax position, refer to Note 11 in our Notes to Consolidated Financial Statements.

Change in Accounting Principle

      Effective January 1, 2000, we changed our method of accounting for nonrefundable up-front license fees to recognize such fees over the expected research and development period. The $5.2 million cumulative effect of the change in accounting principle, calculated as of January 1, 2000, was reported as a charge in the year ended December 31, 2000. The cumulative effect was initially recorded as deferred revenue and is being recognized as revenue over the research and development period of the agreements. During the year ended December 31, 2000, the impact of this change in accounting method (excluding the cumulative effect itself) increased net income by $4.4 million or $0.15 per share. This increase consists of $4.9 million revenue deferred in the cumulative effect that was recognized as income in 2000 under the new accounting method, offset by the impact of deferring upfront fees received in 2000. During 2000, approximately $4.1 million of revenue deferred as a component of the cumulative effect charge was fully recognized in the fourth quarter when two of our collaboration partners terminated their agreements with us as a result of the failure of relaxin to meet the primary endpoint in a Phase III trial, and we were released from further obligations. Revenue for 2001 includes $132,000 of revenue previously recognized and included in the cumulative effect adjustment. The unamortized balance of deferred revenue at December 31, 2001 of approximately $659,000 is expected to be recognized as revenue of approximately $132,000 per year during the years ending 2002 through 2006. The pro forma amounts presented in the statement of operations were calculated assuming the accounting change had been in effect for prior periods, and was made retroactive to prior periods.

Net Income (Loss)

      In 2001, we had a net loss of $16.7 million, compared to net income of $27.0 million in 2000 and a net loss of $27.3 million in 1999. We expect to incur losses for the foreseeable future. These losses are expected to fluctuate from period to period based on timing of product revenues, clinical material purchases, clinical trial expenses, and possible acquisitions of new products and technologies.

Liquidity and Capital Resources

      Sources and Use of Cash. We have financed our operations to date primarily through proceeds from equity financings, sale of investments, collaborative arrangements with corporate partners, bank loans, gross margins and product revenues. At December 31, 2001, cash, cash equivalents and short-term investments totaled $46.3 million, compared to $79.9 million at December 31, 2000, and accounts receivable totaled $5.4 million compared to $2.7 million at December 31, 2000. Our cash balances are held in a variety of interest-bearing instruments including high-grade corporate bonds, commercial paper and money market accounts.

      Cash Flows from Operating Activities. Cash used in operations for 2001 was $24.6 million compared with $15.3 million in 2000 and $14.1 million in 1999. Net loss of $16.7 million for 2001 was affected by non-cash charges of $2.0 million of depreciation and amortization expense and $555,000 in other expense related to the foreign exchange forward contract, a one-time in-process research and development charge of $1.1 million related to the Soltec acquisition, a one-time $1.1 million charge related to the reduction in the relaxin program, and non-cash compensation charges in the amount of $2.6 million, more than offset by the $8.0 million gain on the sale of Ridaura. The primary reason for the decrease in operating cash flows in 2001 was that we had a $122,000 gain on the sale of InterMune stock in 2001 compared to a $43.0 million gain in 2000 and an unfavorable change in working capital accounts of approximately $5.9 million.

      Net income of $27.0 million for 2000 was affected by the gain on sale of InterMune stock of $43.0 million and non-cash charges of $764,000 of depreciation and amortization expense and $1.0 million non-cash compensation expense. The primary reason for the decrease in operating cash flows during 2000 was due to the decrease in accrued and other current liabilities.

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

      Cash Flows from Investing Activities. Investing activities used $29.9 million in cash during 2001 compared to cash provided by investing activities of $44.2 million in 2000 and cash used of $10.3 million in 1999. The principal uses of cash for investing activities in 2001 were net purchases of short-term investments and the acquisition of Soltec, which were partially offset by proceeds from the sale of Ridaura. The increase in cash from investing activities in 2000 was primarily related to $43.0 million of proceeds from the sale of shares of InterMune stock. Cash outlays in 1999 were principally for purchases of short-term investments.

      Cash Flows from Financing Activities. Financing activities used $0.2 million in 2001 compared to cash provided by financing activities of $21.3 million in 2000 and $18.2 million in 1999. In 2001 cash was used in financing activities to pay off bank debt and in the purchase of certificates of deposit that restricted cash to satisfy the requirements of an operating lease agreement and as collateral on various officer personal loans. The principal sources of cash from financing activities were the sale of common stock: $2.5 million in 2001 pursuant to the exercise of warrants and stock options. This was partially offset by additions to restricted cash in connection with the requirements of an operating lease arrangement and collateral on various officer loans, $23.9 million in 2000 (including $20 million from a private placement), and $27.2 million in 1999 (including $21.9 million in a public offering).

      Working Capital. Working capital decreased to $44.0 million at December 31, 2001 from $71.0 million at December 31, 2000. Our working capital primarily decreased as we used cash in operations and acquired Soltec. The decrease was partially offset by the sale of Ridaura. The increase in working capital in 2000 compared to 1999 was due to a $20.0 million private placement of our common stock, the $5.2 million sale of Actimmune rights to InterMune, and the $43.0 million of proceeds from the sale of stock of InterMune, partially offset by cash used for operations.

      Contractual Obligations and Commercial Commitments. As of December 31, 2001, we had the following contractual obligations and commitments:

Payments Due by Period

Contractual Obligations	Total	<1 year	1 – 3 years	4 – 5 years	>5 years

Operating Leases(1)	$6.0 million	$2.7 million	$3.0 million	$0.3 million	$—
Unconditional Purchase Obligations(2)	$1.5 million	$1.5 million	$—	$—	$—
Capital Expenditure Obligations(3)	$2.7 million	$2.4 million	$0.1 million	$0.1 million	$0.1 million

Total Contractual Cash Obligations	$10.2 million	$6.6 million	$3.1 million	$0.4 million	$0.1 million

(1)	We lease laboratory and office facilities under noncancelable operating leases, which expire through 2005. We also lease various automobiles and office equipment under similar leases, expiring through 2004. These obligations are to be partially offset by $570,000 to be received from a subleasing arrangement with a third party.

(2)	Represents commitments to purchase Luxíq and OLUX from Miza Pharmaceuticals during 2002.

(3)	In March 2002 we entered into an agreement with DPT to construct an aerosol filling line at DPT’s plant in Texas. This agreement is retroactive to November 1, 2001, to cover certain pre-construction payments we made in December 2001. Under the agreement we committed to pay for construction of the aerosol line, which we currently estimate will cost approximately $2.3 million. We are also obligated to pay approximately $56,000 per year in rent, for an indefinite period of time, for the pro rata portion of DPT’s facility allocated to the aerosol line.

As of December 31, 2001, we had no off-balance sheet financing arrangements or commitments other than those disclosed in the table above.

      Restricted Cash and Cash Equivalents. As of December 31, 2001, $2.1 million of our total cash and cash equivalents balance was restricted cash, held in various certificates of deposit, for specific purposes: $764,000 relates to collateral on various officer personal loans; $450,000 relates to overdraft protection on our operating account; and $924,000 relates to a deposit required in connection with a noncancelable operating lease.

      We believe our existing cash, cash equivalents and short-term investments, cash generated from product sales and collaborative arrangements with corporate partners, will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the next 12 months. Our future capital uses and requirements depend on numerous factors, including the progress of our research and development programs, the progress of clinical testing, the time and costs involved in building and qualifying a new aerosol filling facility, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, and enforcing patent claims and other intellectual property rights, competing technological and market developments, the level of product revenues, and the possible acquisition of new products and technologies. Therefore such capital uses and requirements may increase in future periods. As a result, we may require additional funds prior to reaching profitability and may attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. We are currently evaluating a number of business development opportunities, including the possibility of acquiring or in-licensing other products. If we successfully reach agreements with third parties, these transactions may require us to use some of our available cash, or to raise additional cash by liquidating some of our investment portfolio and/or issuing stock in connection with the transaction.

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

Critical Accounting Policies

      The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities. To aid in that understanding, we have identified our “critical accounting policies” which are used in preparing the consolidated financial statements. These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require us to make estimates and judgments due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

      Revenue Recognition. We record contract revenue for research and development as it is earned based on the performance requirements of the contract. We recognize non-refundable contract fees for which no further performance obligations exist, and for which we have no continuing involvement, on the earlier of when the payments are received or when collection is assured. Commencing January 1, 2000, we recognize revenue from non-refundable upfront license fees ratably over the period in which we have continuing development obligations when, at the time the agreement is executed, there remains significant risk due to the incomplete state of the product’s development. Revenue associated with substantial “at risk” performance milestones, as defined in the respective agreements, is recognized based upon the achievement of the milestones. We recognize revenue under research and development cost reimbursement contracts as the related costs are incurred. Royalty expenses directly related to product sales are classified in cost of product revenues. Royalties related to agreements with Soltec are now eliminated in consolidation.

      Returns, Rebates and Chargebacks Reserves. We are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. As part of our revenue recognition policy, we estimate future product returns, rebates and chargeback payments. These estimates determine our revenue reserves. We make these estimates based primarily on our past return and rebate experience. We also consider the volume and price mix of products in the retail channel, trends in distributor inventory, economic trends that might impact patient demand for our products (including competitive environment), the economic value of the rebates being offered and other factors. In the past, actual returns, rebates and chargebacks have not generally exceeded our reserves. However, actual returns, rebates and chargebacks in the future period are inherently uncertain, and the terms of our participation in the Medicaid program could require us to adjust the prices that we reported in previous quarters, if necessary. Any such corrections could result in a change (positive or negative) in our Medicaid rebate liability for past quarters, although we would record the expense in the quarter in which the adjustment was made. If we changed our assumptions and estimates, our revenue reserves would change, which would impact the net revenue we report. In addition, if actual returns, rebates and chargebacks are significantly greater than the reserves we have established, the actual results would decrease our reported revenue. Conversely, if actual returns, rebates and chargebacks are significantly less than our reserves, this would increase our reported revenue.

      Goodwill, Purchased Intangibles and Other Long-Lived Assets — Impairment Assessments. Under current accounting standards that are to be modified at the start of our next fiscal year, we make judgments about the remaining useful lives of goodwill, purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate an other than temporary impairment in the remaining value of the assets recorded on our balance sheet. In order to judge the remaining useful life of an asset, we make various assumptions about the value of the asset in the future. This may include assumptions about future prospects for the asset and typically involves computation of the estimated future cash flows to be generated. Based on these judgments and assumptions, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its actual fair value. Judgments and assumptions about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as changes in our business strategy and our internal forecasts. Although we believe the judgments and assumptions we have made in the past have been reasonable and appropriate, different judgments and assumptions could materially impact our reported financial results. More conservative assumptions of the anticipated future benefits from these assets would result in greater impairment charges, which would decrease net income and result in lower asset values on our balance sheet. Conversely, less conservative assumptions would result in smaller impairment charges and higher asset values. For more details about how we make these judgments, see Note 1 in our Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

      SFAS 141. In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations” (SFAS 141), which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As a result, use of the pooling-of-interests method is prohibited for business combinations initiated after that date. SFAS 141 also establishes criteria for separate recognition of intangible assets acquired in a business combination. We adopted SFAS 141 effective July 1, 2001. The adoption of SFAS 141 had no impact on our financial position or results of operations.

      SFAS 142. In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), which addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, we are no longer required to amortize goodwill and intangible assets with indefinite lives, but will be required to periodically review these for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. SFAS 142 is effective for years ending after December 15, 2001. We adopted SFAS 142 effective January 1, 2002, and reclassified amounts to goodwill that were previously allocated to assembled workforce. Upon adoption, we ceased the amortization of goodwill currently representing expense of $0.7 million per year. Although we have not completed the transactional impairment test, we currently do not expect the results of such test to have a material effect on our financial position or results of operations.

      SFAS 144. In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS 142. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. SFAS 144 is effective for years ending after December 15, 2001. We adopted SFAS 144 effective January 1, 2002, and it did not have a significant impact on our financial position or results of operations.

Factors That May Affect Forward-Looking Statements

      A wide range of factors could materially affect our future developments and performance, including the following:

•	We have experienced operating losses every year since our incorporation and expect to incur additional losses for at least the next few years. Losses are expected to fluctuate from period to period based on timing of product revenues, clinical material purchases, possible acquisitions of new products and technologies, scale-up activities and clinical activities. Therefore, the time for us to reach profitability is uncertain and we may never be able to generate revenue from our products now under development or achieve profitability on a sustained basis.

•	There are risks related to the management of the marketing and sales of our products. Our success depends in part on our ability to effectively manage the distribution of our products and to market and sell our products successfully. If Luxíq and OLUX do not sustain market acceptance, our financial condition and results of operations will be adversely affected. Future revenues from sales are uncertain as we are subject to patent risks and competition from new products.

•	We do not have manufacturing capabilities, and we receive all of our products (including clinical trial material) from contract manufacturing companies. We currently have no manufacturing facilities nor do we intend to develop such capabilities in the near future. If any of our contract manufacturers were to fail to provide product to us on a timely basis, we might have to delay clinical trials or commercial sales, which would have a material adverse effect on our results of operations.

•	We are subject to uncertainties associated with product development and market acceptance. We have several product candidates in clinical or preclinical development. Products under development may not be safe and effective or approved by the FDA, or we may not be able to produce them in commercial quantities at reasonable costs, and the products may not gain satisfactory market acceptance.

•	Our future capital uses and requirements depend on numerous factors, including costs associated with the research, development, clinical testing and obtaining regulatory approvals of products in our pipeline; enforcing patent claims and intellectual property rights; acquisition of new products and technologies; commercialization activities and the ability to establish collaborative arrangements. Such requirements may increase in the future and we may attempt to raise additional funds through equity or debt financings, collaborative arrangements or from other sources. Future financings could have a dilutive effect on our stockholders.

•	A key element of our strategy is to in-license or acquire additional marketed or late-stage development products. That strategy involves risks. A portion of the funds needed to acquire, develop and market any new products may come from our existing cash, which will result in fewer resources available to our current products and clinical programs. We may also have to recruit additional qualified employees to manage the development, marketing, sale and distribution of newly acquired products. Newly acquired products may not achieve the marketing or therapeutic success that we, industry analysts, or others expect of them at the time of acquisition.

•	Our success will depend in part on our ability to preserve our trade secrets, to operate without infringing the proprietary rights of third parties, and to obtain patent protection for our products and processes. Products or processes that we make, use or sell may be covered by patents held by third parties that could prevent us from practicing the subject matter, require us to obtain licenses, or redesign our products or processes to avoid infringement. The patent positions can be highly uncertain and involve complex legal and factual questions. Accordingly, we cannot predict the breadth of such claims. Patent disputes are frequent and we could in the future be involved in material patent litigation.

      This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but not exhaustive. Accordingly, you should evaluate all forward-looking statements with the understanding of their inherent uncertainty.

Our Business Strategy May Cause Fluctuating Operating Results

      Our operating results and financial condition may fluctuate from quarter to quarter and year to year depending upon the relative timing of events or uncertainties that may arise. For example, the following events or occurrences could cause fluctuations in our financial performance from period to period:

•	changes in the levels we spend to develop new product lines,

•	changes in the amount we spend to promote our products,

•	changes in treatment practices of physicians that currently prescribe our products,

•	changes in reimbursement policies of health plans and other similar health insurers, including changes that affect newly developed or newly acquired products,

•	forward-buying patterns by wholesalers that may result in significant quarterly swings in revenue reporting,

•	increases in the cost of raw materials used to manufacture our products,

•	the development of new competitive products by others,

•	the mix of products that we sell during any time period, and

•	our responses to price competition.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      Interest Rate Risk. Our holdings of financial instruments comprise a mix of securities that may include U.S. corporate debt, U.S. government debt, and commercial paper. All such instruments are classified as securities available for sale. Generally, we do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our market risk exposure consists principally of exposure to reductions in interest rates. The table below presents the principal amounts and weighted average interest rates by year of maturity for our investment portfolio as of December 31, 2001 (in thousands):

	2002	2003	Total	Fair Value

Available-for-sale securities	$42,734	—	$42,734	$42,734
Weighted average interest rate	5.67%	—

      Foreign Currency Exchange Risk. We make payments to Miza Pharmaceuticals in pounds sterling, and the amounts we owe to Boehringer Ingelheim in 2002 are payable in Euros. Certain payments by third parties to Soltec are made in local currency or Australian dollars, and payments by Soltec to Celltech are made in Australian dollars. If the U.S. dollar depreciates against the pound, the Euro or the Australian dollar, the payments that we must make will increase, which will increase our expenses. We currently do not hedge our exposure to changes in foreign currency exchange rates. Interest income from our investments is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that we face minimal material market risk exposure.

Item 8.     Financial Statements and Supplementary Data

      Our consolidated financial statements and related financial information are filed as a separate section to this Report. Please refer to Item 14(a) for an Index to Consolidated Financial Statements.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      We have had no changes in or disagreements with our independent public accountants on accounting and financial disclosure.

PART III

Item 10.     Our Directors and Executive Officers

      Information regarding our Board of Directors is incorporated by reference to the sections entitled “Election of Directors” and “Further Information Concerning the Board of Directors” in our Proxy Statement (“2002 Proxy Statement”) to be filed with the Securities and Exchange Commission relating to our annual meeting of stockholders to be held May 16, 2002.

      The following table shows information about our executive officers as of March 22, 2002:

Name	Age	Position

Thomas G. Wiggans	50	President, Chief Executive Officer and Director
C. Gregory Vontz	41	Chief Operating Officer; Executive Vice President
John L. Higgins	32	Chief Financial Officer; Executive Vice President, Finance and Corporate Development
Katrina J. Church	40	Exec. Vice President, Legal Affairs, General Counsel and Secretary
Robert G. Lederer	57	Sr. Vice President, Commercial Operations
Linda Fenney, M.D.	51	Sr. Vice President, Research, Product Development and Regulatory Affairs
Rebecca Gardiner	39	Sr. Vice President, Human Resources and Organizational Dynamics
Jay Finster	38	Sr. Vice President, Marketing

      Thomas G. Wiggans has served as President, Chief Executive Officer and as a director of Connetics since July 1994. From February 1992 to April 1994, Mr. Wiggans served as President and Chief Operating Officer of CytoTherapeutics, a biotechnology company. From 1980 to February 1992, Mr. Wiggans served in various positions at Ares-Serono Group, a pharmaceutical company, including President of its U.S. pharmaceutical operations and Managing Director of its U.K. pharmaceutical operations. From 1976 to 1980 he held various sales and marketing positions with Eli Lilly & Co., a pharmaceutical company. He is currently a director of the Biotechnology Industry Organization (BIO), and a member of its Executive Committee, and its Emerging Company Section. He is also Chairman of the Biotechnology Institute, a non-profit educational organization. He is currently a director of Paladin Labs, a public Canadian pharmaceutical company, and a private biotechnology company. Mr. Wiggans received his B.S. in Pharmacy from the University of Kansas and his M.B.A. from Southern Methodist University.

      C. Gregory Vontz joined Connetics as Executive Vice President, Chief Commercial Officer in December of 1999, and has served as Chief Operating Officer since January 2001. Before joining the Company, Mr. Vontz spent 12 years with Genentech, Inc., most recently as Director of New Markets and Healthcare Policy. Before joining Genentech, Inc. in 1987, Mr. Vontz worked for Merck & Co., Inc. Mr. Vontz received his B.S. in Chemistry from the University of Florida and his M.B.A. from the Haas School of Business at University of California at Berkeley.

      John L. Higgins has served as Chief Financial Officer since September 1997, as Executive Vice President, Finance and Administration, since January 2000, and as Executive Vice President, Finance and Administration and Corporate Development since January 2002. He served as Vice President, Finance and Administration from the time he joined Connetics through December 1999. Before joining Connetics, he was a member of the executive management team at BioCryst Pharmaceuticals, Inc. Before joining BioCryst in 1994, Mr. Higgins was a member of the healthcare banking team of Dillon, Read & Co. Inc., an investment banking firm. He served on the Board of Directors of InterMune Pharmaceuticals, Inc. and currently serves as a director of a private company. He received his A.B. from Colgate University.

      Katrina J. Church joined Connetics as Vice President, Legal Affairs and Corporate Counsel in June 1998, and has served as Secretary since September 1998. She served as Senior Vice President, Legal Affairs and General Counsel from January 2000 through December 2001, and has served as Executive Vice President since January 2002. Prior to joining Connetics, Ms. Church served in various positions at VISX, Incorporated, most recently as Vice President, General Counsel. Before joining VISX in 1991, Ms. Church practiced law with the firm Hopkins & Carley in San Jose, California. Ms. Church received her J.D. from the New York University School of Law, and her A.B. from Duke University.

      Robert G. Lederer joined Connetics as Senior Vice President, Marketing and Sales in July 1998, and has served as Senior Vice President, Commercial Operations since January 1999. Before joining Connetics, Mr. Lederer spent 15 years with Serono Laboratories, most recently as the Executive Vice President for Business Operations. Before joining Serono, Mr. Lederer held sales and management positions with Becton Dickinson and Genovese Drugs. Mr. Lederer serves as a board member for an infertility patient advocacy organization, a not-for-profit organization. He also serves on the Board of Advisors for a small start-up company. Mr. Lederer received his B.A. from St. John’s University in New York.

      Linda Fenney, M.D. joined Connetics in February 2001, and currently serves as Senior Vice President, Research, Product Development and Regulatory Affairs. Prior to joining Connetics, Dr. Fenney was President of the Ischemia Research and Education Foundation where she previously served as Vice President, Clinical Research/ Government Programs. Previously, Dr. Fenney held the position of Vice President of Medical Affairs at Eclipse Surgical Technologies. Dr. Fenney also held various positions at Syntex and Roche, including Director Safety and Surveillance & Associate Medical Director, Cardiovascular Therapy, during this time she also held a voluntary clinical faculty position at Stanford University, Department of Cardiology. Dr. Fenney earned her M.D. from University of London. She was a resident in internal medicine at Stanford University Medical Center and a fellow in Cardiology at the Veterans Administration Medical Center in Palo Alto, CA.

      Rebecca Gardiner joined Connetics in 1996 as Director of Human Resources. She has served as Vice President of Human Resources since December 1999 and as Senior Vice President Human Resources and Organizational Dynamics since January 2002. She worked at COR Therapeutics from 1990 to 1996 in the positions of Manager of Research Administration, Manager of Human Resources, and Senior Manager of

Human Resources. Ms. Gardiner also worked at Genelabs as Manager of Research Administration from 1988 to 1990, at Genentech in 1987, and in various hospital administration positions from 1984 to 1987. Ms. Gardiner received her B.A. from UC Santa Barbara and her M.P.A. in Health Sciences from the University of San Francisco.

      Joseph “Jay” Finster joined Connetics as Senior Vice President, Marketing in January 2002, and has spent more than 14 years in the biotechnology and pharmaceutical industry. Before joining Connetics, Mr. Finster spent 12 years at Genentech, Inc. most recently serving as Director of Cardiovascular Marketing. He also held various senior roles in product development, product launch and management and marketing. Mr. Finster received his B.A. in Pre-Medical Studies, Biology, from University of Notre Dame.

Item 11.     Executive Compensation

      Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Executive Compensation and Related Information” in our 2002 Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Information regarding the beneficial ownership of our common stock by certain beneficial owners and by our directors and management is incorporated into this item by reference to the information set forth under the caption “Stock Ownership” in our 2002 Proxy Statement

Item 13.     Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our 2002 Proxy Statement.

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)1.     Financial Statements. The following Consolidated Financial Statements and Report of Independent Auditors are filed as part of this Report:

      2.     Financial Statement Schedules

      The following additional consolidated financial statement schedule should be considered in conjunction with our consolidated financial statements. No applicable amounts were recorded in 1999. All other schedules have been omitted because the required information is either not applicable, not sufficiently material to require submission of the schedule, or is included in the consolidated financial statements or the notes to the consolidated financial statements.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful		Additions Charged
Accounts, Returns, Rebates	Balance at Start	to Expense Net of		Balance at End
and Chargebacks	of Period	Reversals	Utilizations	of Period

Year Ended December 31,
2001	$1,372,448	$2,060,732	$(2,180,552)	$1,252,628
2000	$776,835	$1,372,226	$(776,613)	$1,372,448
1999	$456,841	$507,248	$(187,254)	$776,835

      3. The Exhibits filed as a part of this Report are listed in the Index to Exhibits.

      (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of 2001.

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

John L. Higgins
Chief Financial Officer
Executive Vice President, Finance
and Corporate Development

Date: March      , 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ THOMAS G. WIGGANS Thomas G. Wiggans	President, Chief Executive Officer and Director	March , 2002

Principal Financial and Accounting Officer:

/s/ JOHN L. HIGGINS John L. Higgins	Chief Financial Officer; Executive Vice President, Finance and Corporate Development	March , 2002

Directors:

/s/ ALEXANDER E. BARKAS Alexander E. Barkas	Director	March , 2002

/s/ EUGENE A. BAUER Eugene A. Bauer	Director	March , 2002

/s/ JOHN C. KANE John C. Kane	Director	March , 2002

/s/ THOMAS D. KILEY Thomas D. Kiley	Director	March , 2002

/s/ GLENN A. OCLASSEN Glenn A. Oclassen	Director	March , 2002

/s/ LEON E. PANETTA Leon E. Panetta	Director	March , 2002

/s/ G. KIRK RAAB G. Kirk Raab	Chairman of the Board, Director	March , 2002

CONNETICS CORPORATION

FORM 10-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

      The following Consolidated Financial Statements and Report of Independent Auditors are filed as part of this Report:

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders

Connetics Corporation

      We have audited the accompanying consolidated balance sheets of Connetics Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Connetics Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, in 2000 the Company changed its method of accounting for nonrefundable license fee revenue.

/s/ ERNST & YOUNG LLP

Palo Alto, California

January 28, 2002
except for the Note titled Subsequent Event
as to which the date is March 26, 2002

CONNETICS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(In thousands, except
	share and per share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,603	$58,314
Short-term investments	42,734	21,607
Accounts receivable, net	5,392	2,749
Restricted cash	1,539	263
Other current assets	1,204	545

Total current assets	54,472	83,478
Property and equipment, net	3,167	1,807
Restricted cash	600	—
Deposits and other assets	332	428
Goodwill, net	6,132	—
Other intangible assets, net	7,624	—

Total assets	$72,327	$85,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,636	$5,115
Other accrued liabilities	1,507	2,715
Current portion of deferred revenue	832	132
Accrued process development expenses	1,209	1,389
Accrued payroll and related expenses	2,599	1,797
Current portion of long term debt and capital lease obligations	—	787
Other current liabilities	663	513

Total current liabilities	10,446	12,448
Deferred revenue, net of current portion	527	659
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; shares issued and outstanding: 30,256,965 in 2001 and 29,684,854 in 2000	29	29
Additional paid-in capital	164,271	159,213
Deferred compensation	(69)	(21)
Accumulated deficit	(109,498)	(92,756)
Accumulated other comprehensive income	6,621	6,141

Total stockholders’ equity	61,354	72,606

Total liabilities and stockholders’ equity	$72,327	$85,713

See accompanying Notes to Consolidated Financial Statements.

CONNETICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2001	2000	1999

	(In thousands, except per share
	amounts)
Revenues:
Product	$30,923	$20,095	$16,595
Royalty	1,097	—	—
License, contract and other	2,044	20,679	10,311

Total revenues	34,064	40,774	26,906
Operating costs and expenses:
Cost of product revenues	3,123	3,868	5,229
Research and development	19,156	21,875	21,309
Selling, general and administrative	36,062	26,673	20,834
Acquired in-process research and development	1,080	—	1,000
Loss on program termination	1,142	—	—
License amortization	—	—	6,160

Total operating costs and expenses	60,563	52,416	54,532

Loss from operations	(26,499)	(11,642)	(27,626)
Interest and other income (expense):
Interest income	2,543	2,108	1,068
Gain on sale of investment	122	42,967	—
Gain on sale of Ridaura product line	8,002	—	—
Interest expense	(46)	(235)	(868)
Other income (expense), net	(519)	—	143

Income (loss) before income taxes and cumulative effect of change in accounting principle	(16,397)	33,198	(27,283)

Income tax provision	(345)	(1,010)	—

Income (loss) before cumulative effect of change in accounting principle	(16,742)	32,188	(27,283)
Cumulative effect of change in accounting principle, net of tax	—	(5,192)	—

Net income (loss)	$(16,742)	$26,996	$(27,283)

Basic Earnings Per Share —
Income (loss) per share before cumulative effect of change in accounting principle	$(0.56)	$1.13	$(1.21)
Cumulative effect of change in accounting principle, net of tax	—	(0.18)	—
Net income (loss) per share	$(0.56)	$0.95	$(1.21)
Diluted Earnings Per Share —
Income (loss) per share before cumulative effect of change in accounting principle	$(0.56)	$1.07	$(1.21)
Cumulative effect of change in accounting principle, net of tax	—	(0.17)	—
Net income (loss) per share	$(0.56)	$0.90	$(1.21)
Shares used to compute basic net income (loss) per share	29,861	28,447	22,619
Shares used to compute diluted net income (loss) per share	29,861	30,086	22,619
Pro forma amounts assuming the accounting change was applied retroactively:
Net income (loss)	(16,742)	32,188	(30,968)
Net income (loss) per share
Basic	$(0.56)	$1.13	$(1.37)
Diluted	$(0.56)	$1.07	$(1.37)

See accompanying Notes to Consolidated Financial Statements.

CONNETICS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of						Accumulated
	Common	Common	Additional				Other	Total
	Shares	Stock	Paid-in	Notes	Deferred	Accumulated	Comprehensive	Stockholders’
	Outstanding	Amount	Capital	Receivable	Compensation	Deficit	Income	Equity

	(In thousands)
Balance at December 31, 1998	20,577	$20	$105,265	$(65)	$(302)	$(92,469)	$3	$12,452
Common stock issued under stock option and purchase plans	542		916	—	—	—	—	916
Issuance of common stock pursuant to license agreements	672	1	5,119	—	—	—	—	5,120
Issuance of common stock pursuant to secondary offering, net	4,920	5	21,928	—	—	—	—	21,933
Issuance of common stock and amendment to guaranteed market value of common stock issued to Genentech	229		—	—	—	—	—	—
Repayment of notes receivable	(36)		(315)	65	—	—	—	(250)
Deferred compensation, net	—		1,024	—	263	—	—	1,287
Comprehensive loss:
Net loss	—	—	—	—	—	(27,283)	—	(27,283)
Unrealized gain on investments	—	—	—	—	—	—	113	113

Total comprehensive loss								(27,170)

Balance at December 31, 1999	26,904	26	133,937	—	(39)	(119,752)	116	14,288
Common stock issued under stock option and purchase plans	561	1	2,297	—	—	—	—	2,298
Issuance of common stock pursuant to license agreements	90	—	561	—	—	—	—	561
Issuance of common stock pursuant to private placement	2,010	2	19,978	—	—	—	—	19,980
Issuance of common stock pursuant to equity line	100	—	814	—	—	—	—	814
Exercise of warrants	20	—	247	—	—	—	—	247
Stock compensation expense	—	—	1,092	—	—	—	—	1,092
Tax benefit realized from stock option exercises	—	—	287	—	—	—	—	287
Deferred compensation, net	—	—	—	—	18	—	—	18
Comprehensive income:
Net income	—	—	—	—	—	26,996	—	26,996
Unrealized gain on investments	—	—	—	—	—	—	6,025	6,025

Total comprehensive income								33,021

Balance at December 31, 2000	29,685	29	159,213	—	(21)	(92,756)	6,141	72,606
Common stock issued under stock option and purchase plans	519	—	2,070	—	—	—	—	2,070
Issuance of common stock pursuant to license agreements	1	—	12	—	—	—	—	12
Exercise of warrants	52	—	392	—	—	—	—	392
Stock compensation expense	—	—	2,584	—	(48)	—	—	2,536
Comprehensive income:
Net loss	—	—	—	—	—	(16,742)	—	(16,742)
Unrealized gain on investments	—	—	—	—	—	—	503	503
Foreign currency translation adjustment	—	—	—	—	—	—	(23)	(23)

Total comprehensive loss								(16,262)

Balance at December 31, 2001	30,257	$29	$164,271	$—	$(69)	$(109,498)	$6,621	$61,354

See accompanying Notes to Consolidated Financial Statements.

CONNETICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(16,742)	$26,996	$(27,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	953	764	505
Amortization of goodwill and intangible assets	1,057	—	6,160
Gain on sale of investment	(122)	(42,967)	—
Gain on sale of Ridaura product line	(8,002)	—	—
Stock compensation expense	2,536	1,110	1,287
In-process research and development	1,080	—	—
Loss on foreign exchange forward contract	555	—	—
Stock issued pursuant to license agreement	12	—	—
Changes in assets and liabilities:
Accounts receivable, net	(1,091)	(1,141)	(1,123)
Other assets	(588)	25	(255)
Accounts payable	(1,645)	220	3,759
Accrued and other current liabilities	(3,166)	(1,139)	2,829
Deferred revenue	568	791	—

Net cash used in operating activities	(24,595)	(15,341)	(14,121)

Cash flows from investing activities:
Purchases of short-term investments	$(56,371)	$(23,148)	$(12,852)
Sales and maturities of short-term investments	35,870	68,372	3,438
Purchases of property and equipment	(1,758)	(1,066)	(882)
Proceeds from sale of Ridaura product line	8,979	—	—
Acquisition of business, net of cash acquired	(16,611)	—	—

Net cash provided by (used in) investing activities	(29,891)	44,158	(10,296)

Cash flows from financing activities:
Restricted cash	(1,876)	(263)	—
Payments of debt	(750)	(1,000)	(2,250)
Payment of notes payable	—	(1,553)	(6,300)
Payments on obligations under capital leases	(37)	(47)	(531)
Proceeds from issuance of common stock, net	2,462	23,900	27,250

Net cash provided by (used in) financing activities	(201)	21,037	18,169
Effect of foreign currency exchange rates on cash and cash equivalents	(24)	—	—

Net change in cash and cash equivalents	(54,711)	49,854	(6,248)
Cash and cash equivalents at beginning of year	58,314	8,460	14,708

Cash and cash equivalents at end of year	$3,603	$58,314	$8,460

Supplementary information:
Interest paid	$46	$235	$864
Supplemental schedule of noncash investing and financing activities:
Conversion of notes payable into common stock	$—	$—	$719
Deferred compensation related to stock options, purchase rights and purchase plan	$—	$—	$747

See accompanying Notes to Consolidated Financial Statements.

CONNETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

1.     Organization and Summary of Significant Accounting Policies

Organization

      Connetics Corporation was incorporated in the State of Delaware on February 8, 1993. Since our inception we have principally been involved in the development of therapeutics for a variety of human diseases and disorders. Since our inception, we have completed numerous financings, secured operating facilities, and entered a variety of business development opportunities. In 2001, we announced our decision to focus our resources on expanding our dermatology business.

      In March 1999, we received marketing clearance from the U.S. Food and Drug Administration, or FDA, to sell Luxíq and in April 1999, we launched Luxíq. In May 2000, OLUX was approved and in November 2000 we began selling the product. These products are approved for the treatment of corticosteroid-responsive scalp dermatoses. We cannot assure you that any of our other potential products will be successfully developed, receive the necessary regulatory approvals or be successfully commercialized. Accordingly, our ability to continue our development and commercialization activities is dependent upon the ability of our management to obtain substantial additional financing.

      In the course of our development activities, we have sustained continuing operating losses and expect such losses to continue for at least the next few years. Our future capital uses and requirements depend on numerous factors, including the level of product revenues, the possible acquisition of new products and technologies, the development of commercialization activities, the progress of our research and development programs, the progress of clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, and enforcing patent claims and other intellectual property rights, competing technological and market developments, and our ability to establish collaborative arrangements. Therefore, our uses of capital and our requirements may increase in future periods. As a result, we may require additional funds before we are able to sustain profitability and we may attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources.

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

Principles of Consolidation

      The consolidated financial statements include the accounts of Connetics and its two subsidiaries, Soltec Research Pty. Ltd. (Soltec) since April 20, 2001, the day following the acquisition (see Note 4), and InterMune Pharmaceuticals, Inc. (now InterMune, Inc.), through April 28, 1999, when InterMune became an independent company (see Note 12). At that date our investment in InterMune was diluted from 100% to 9% and we began accounting for our investment using the cost method. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CONNETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

      Product Sales. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. We recognize product revenue net of allowances for estimated returns, rebates and chargebacks. We are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. To date we have not experienced significant returns of expired product. Product shipping and handling costs are included in cost of product revenues.

      Royalty Revenue. Royalties from licensees are based on third-party sales. We recognize royalties in the quarter in which the royalty payment is either received from the licensee or may be reasonably estimated, which is typically one quarter following the related sale by the licensee.

      Royalty expenses directly related to product sales are classified in cost of product revenues. Royalty expenses totaled $0.7 million in 2001, $2.1 million in 2000, and $2.6 million in 1999. The reduction in royalty expenses in 2001 compared to 2000 was due to the effects of the Soltec acquisition. Royalty expenses related to agreements with Soltec are now eliminated in consolidation.

      Contract Revenue. We record contract revenue for research and development, or R&D, as it is earned based on the performance requirements of the contract. We recognize non-refundable contract fees for which no further performance obligations exist, and for which Connetics has no continuing involvement, on the earlier of when the payments are received or when collection is assured.

      We recognize revenue from non-refundable upfront license fees ratably over the period in which we have continuing development obligations when, at the time the agreement is executed, there remains significant risk due to the incomplete state of the product’s development. Revenue associated with substantial “at risk” performance milestones, as defined in the respective agreements, is recognized based upon the achievement of the milestones. We recognize revenue under R&D cost reimbursement contracts as the related costs are incurred. Advance payments that we receive in excess of amounts earned are classified as deferred revenue until they are earned.

      Prior to 2000, we previously recognized non-refundable license fees received in connection with collaborative agreements as revenue when we received the fees, when the technology had been transferred, and when all significant contractual obligations of Connetics relating to the fees had been fulfilled. Effective January 1, 2000, we changed our method of accounting for non-refundable license fees to recognize such fees over the expected research and development period. We believe the change in accounting principle is preferable based on guidance in SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.”

      The $5.2 million cumulative effect of the change in accounting principle, calculated as of January 1, 2000, was reported as a charge in the year ended December 31, 2000. The cumulative effect was initially recorded as deferred revenue and is being recognized as revenue over the research and development period of the agreements. During the year ended December 31, 2000, the impact of this change in accounting method (excluding the cumulative effect itself) increased net income by $4.4 million or $0.15 per share. This increase consists of $4.9 million revenue deferred in the cumulative effect that was recognized as income in 2000 under the new accounting method, offset by the impact of deferring upfront fees received in 2000. During 2000, approximately $4.1 million of revenue deferred as a component of the cumulative effect charge was fully recognized in the fourth quarter when two of our collaboration partners terminated their agreements with us as a result of the failure of relaxin to meet the primary endpoint in a Phase III trial, and Connetics was released from further obligations. Revenue for 2001 includes $132,000 of revenue previously recognized and included in the cumulative effect adjustment. The unamortized balance of deferred revenue at December 31, 2001 of approximately $659,000 is expected to be recognized as revenue of approximately $132,000 per year during the years ending 2002 through 2006. The pro forma amounts presented in the consolidated statement of

CONNETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations were calculated assuming the accounting change had been in effect for prior periods, and was made retroactive to prior periods.

Cash Equivalents and Short-term Investments

      Cash and cash equivalents consist of cash on deposit with banks and money market instruments with original maturities of 90 days or less at the date of purchase. Investments with maturities beyond three months at the date of acquisition and that mature within one year from the balance sheet date are considered to be short-term investments. Short-term investments are classified as available-for-sale at the time of purchase and are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method.

      Cash equivalents and investments are financial instruments that potentially subject us to concentration of risk to the extent recorded on the balance sheet. We believe we have established guidelines for investment of our excess cash relative to diversification and maturities that maintain safety and liquidity. We invest our excess cash in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than one year.

Foreign Currency

      Soltec’s functional currency is the Australian dollar. We translate Soltec’s local currency balance sheet into U.S. dollars using the exchange rates in effect at the balance sheet date; for revenue and expense accounts we use a weighted average exchange rate during the period. Foreign currency translation adjustments are recorded in comprehensive income (loss). Net gains & losses resulting from foreign exchange transactions are included in the consolidated statement of operations and were immaterial for the year ended December 31, 2001.

Goodwill and Purchased Intangible Assets

      Goodwill and purchased intangibles are amortized on a straight-line basis over their estimated useful life of 10-year lives. See also the “Recent Accounting Pronouncements” section below.

Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements and assets acquired under capital lease arrangements are amortized over the shorter of the estimated useful lives of the assets or the lease term.

CONNETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long Lived Assets

      We periodically perform reviews to determine if the carrying value of long-term assets (goodwill, purchased intangibles, property and equipment) is impaired. The reviews look for the existence of facts of circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. No such impairment has been indicated to date. If in the future, management determines the existence of impairment indicators, we would use undiscounted cash flows to initially determine whether impairment should be recognized. If necessary, we would perform subsequent calculation to measure the amount of impairment loss based on the excess of the carrying value over the fair value of the impaired assets. If quoted market prices for the assets are not available, the fair value would be calculated using the present value of estimated expected future cash flows or other appropriate valuation methodologies. The cash flow calculation would be based on management’s best estimates, using appropriate assumption and projections at the time. See also the “Recent Accounting Pronouncements” section below.

Fair Value of Financial Instruments

      The fair value of our cash equivalents and investments is based on quoted market prices. The fair value of capital lease obligations and long-term debt is based on current interest rates available to us for debt instruments with similar terms, degrees of risk, and remaining maturities. The carrying amount of cash equivalents, short-term investments, and capital lease obligations are considered to be representative of their respective fair values at December 31, 2001 and 2000.

Research and Development

      Research and development expenses include salaries and benefits, laboratory supplies, external research programs, clinical studies and allocated overhead costs such as rent, supplies and utilities. All such costs are charged to research and development expense as incurred.

Inventories

      Inventories consist primarily of finished goods and supplies and are valued at the lower of cost or market. In general, cost is determined on the basis of average cost. All such amounts are included in other current assets in the Consolidated Balance Sheets.

Certain Concentrations

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

      We contract with independent sources to manufacture our products. We currently rely on one manufacturer to produce our products. If this manufacturer is unable to fulfill our supply requirements, our future results could be negatively impacted. We sell our products to wholesalers in the United States.

      For the year ended December 31, 2001, four customers represented 29%, 26%, 18% and 12% of total product sales, respectively and four customers represented 33%, 29%, 16% and 14% of outstanding trade receivable, respectively. For the year ended December 31, 2000, four customers represented 32%, 27%, 15% and 11% of total product sales respectively, and three customers represented 45%, 26% and 10% of outstanding trade receivable respectively. For the year ended December 31, 1999, three customers represented 29%, 28% and 18% of total product sales respectively, and four customers represented 41%, 18%, 14% and 11% of outstanding trade receivables, respectively.

CONNETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)

      Comprehensive income (loss) represents net income (loss), unrealized gains (losses) on our available-for-sale securities, and foreign currency translation adjustment, all net of taxes. Accumulated other comprehensive income included $6.6 million of unrealized gains on investments and $23,000 of foreign currency translation adjustments as of December 31, 2001 and $6.1 million of unrealized gains on investments and zero foreign currency translation adjustments as of December 31, 2000. Comprehensive income (loss) has been disclosed in the Consolidated Statement of Stockholders’ Equity.

Income Taxes

      Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation for net deferred tax assets is established when realization is uncertain.

Advertising

      We expense advertising costs as we incur them. Advertising costs were $968,000 in 2001, $292,000 in 2000, and $293,000 in 1999.

Stock-Based Compensation

      We use the intrinsic-value method of accounting for stock-based awards granted to employees, as allowed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Accordingly, no compensation expense is recognized in our financial statements in connection with stock options granted to employees with exercise prices not less than fair value. Also, we do not record any compensation expense in connection with our Employee Stock Purchase Plan as long as the purchase price is not less than 85% of the fair market value at the beginning or end of each offering period, whichever is lower.

      We have determined compensation expense for options granted to non-employees in accordance with SFAS 123 and Emerging Issues Task Force No. 96-18, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. We periodically re-measure the compensation expense for options granted to non-employees as the underlying options vest.

Net Income (Loss) Per Share

      We compute basic net income (loss) per common share by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share using the weighted average of all common and diluted equivalent stock options and warrants outstanding during the period. We excluded all stock option and warrants from the calculation of diluted loss per common share for the years ended December 31, 2001 and 1999 because these securities were anti-dilutive during those years.

CONNETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

	Years Ended December 31,

	2001	2000	1999

Numerator:
Net income (loss)	$(16,742)	$26,996	$(27,283)

Denominator for basic earnings per share —
Weighted-average shares	29,861	28,447	22,619
Effect of Dilutive Securities:
Stock Options	—	1,276	—
Warrants	—	363	—

Denominator for diluted earnings per share —
Adjusted weighted-average shares and assumed Conversions	29,861	30,086	22,619

Basic net income (loss) per share	$(0.56)	$0.95	$(1.21)
Diluted net income (loss) per share	$(0.56)	$0.90	$(1.21)

Disclosure About Segments of an Enterprise and Related Information

      Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires us to identify the segment or segments we operate in. We have determined that we operate in one segment, the development and commercialization of pharmaceuticals as we report revenue, profit and loss information on an aggregate basis to our chief operating decision maker. For the years ended December 31, 2001 and 2000, approximately 95% and 65%, respectively, of our revenues were derived from customers in the United States.

      Revenues by product are as follows (in thousands):

	Years Ended December 31,

	2001	2000	1999

OLUX	$14,996	$1,211	$—
Luxíq	13,848	10,973	6,025
Ridaura	2,015	6,013	5,737
Actimmune	—	1,898	4,833
Other	64	—	—

	$30,923	$20,095	$16,595

      We do not have a material amount of long-lived assets outside of the United States.

Comparative Amounts

      We have reclassified certain prior year balances to conform to the current year’s presentation.

Recent Accounting Pronouncements

      SFAS 141. In July 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”), which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. As a result, use of the pooling-of-interests method is prohibited for business

CONNETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

combinations initiated after that date. SFAS 141 also establishes criteria for separate recognition of intangible assets acquired in a business combination. We adopted SFAS 141 effective July 1, 2001. The adoption of SFAS 141 had no impact on our financial position or results of operations.

      SFAS 142. In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, effective January 1, 2002, we are no longer required to amortize goodwill and intangible assets with indefinite lives, but will be required to periodically review these assets for impairment. Intangible assets determined to have definitive lives will continue to be amortized over their useful lives. We adopted SFAS 142 effective January 1, 2002, and reclassified amounts to goodwill that were previously allocated to assembled workforce. Upon adoption, we ceased the amortization of goodwill currently representing expense of $0.7 million per year. Although we have not completed the transactional impairment test, we currently do not expect the results of such test to have a material effect on our financial position or results of operations.

      SFAS 144. In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS 142. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. SFAS 144 is effective for years ending after December 15, 2001. We adopted SFAS 144 effective January 1, 2002, and it did not have a significant impact on our financial position or results of operations.

2.     Cash Equivalents and Short-term Investments

      The following tables summarize our available-for-sale investments (in thousands):

	December 31, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Loss	Fair Value

Corporate debt	$29,863	$85	$(6)	$29,942
Commercial paper	5,625	—	—	5,625
Equity securities	602	6,643	(78)	7,167
Money market funds	665	—	—	665

Total	36,755	6,728	(84)	43,399
Less amount classified as cash equivalents	(665)	—	—	(665)

Total short-term investments	$36,090	$6,728	$(84)	$42,734

CONNETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2000

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Loss	Fair Value

Corporate debt	$13,146	$2	$—	$13,148
Commercial paper	1,690	—	(1)	1,689
Equity securities	630	6,140	—	6,770
Money market funds	423	—	—	423

Total	15,889	6,142	(1)	22,030
Less amount classified as cash equivalents	(423)	—	—	(423)

Total short-term investments	$15,466	$6,142	$(1)	$21,607

      The gross realized gains on sales of available-for-sale investments totaled $413,000 in 2001, $43.1 million in 2000, and $588,000 in 1999, and gross realized losses for the same periods totaled $166,000, $82,000, and $31,000, respectively. The average maturity of our available-for-sale debt securities is less than one year.

3.     Property and Equipment

      Property and equipment consists of the following (in thousands):

	December 31,

	2001	2000

Laboratory equipment	$3,277	$2,915
Computer equipment	1,672	1,034
Furniture and fixtures	968	772
Leasehold improvements	1,319	760
Land and building	446	—

	7,682	5,481
Less accumulated depreciation and amortization	(4,515)	(3,674)

Property and equipment, net	$3,167	$1,807

      Property and equipment includes assets under capitalized leases of approximately $1.0 million at December 31, 2000. Accumulated amortization related to leased assets was $1.0 million at December 31, 2000. There were no new capitalized leases for the years ended December 31, 2001 or 2000.

4.     Acquisition of Soltec Research Pty. Ltd.

      In April 2001, we acquired Soltec, and on a consolidated basis we now own the intellectual property that we licensed from Soltec prior to the acquisition. Our two marketed dermatology products and current product development programs are based on technology developed by Soltec. Soltec has been developing innovative delivery systems for new dermatology products for over 10 years, and has leveraged its broad range of drug delivery technologies by entering into license agreements with dermatology companies around the world. Those license agreements bear royalties payable to Soltec for currently marketed products, as well as potential future royalties for products under development. We accounted for the acquisition using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since April 20, 2001, Soltec’s results of operations have been included in our consolidated statements of operations.

CONNETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We purchased all of the shares of Soltec’s capital stock for cash of $16.9 million plus transaction costs of approximately $250,000. The purchase price was allocated to: existing technology of $6.8 million, goodwill of $6.6 million, tangible net assets assumed of $1.3 million, patents and core technology of $1.2 million, acquired in-process research and development of $1.1 million, and assembled workforce of $150,000. We determined the fair value of the intangible assets based upon an independent valuation using a combination of methods, including an income approach for the in-process research and development and existing technology, a cost approach for the assembled workforce and the royalty savings approach for the patents and core technology.

      We computed the value of the acquired in-process technology using a discounted cash flow analysis with a discount rate of 20% on the anticipated income stream and the expected completion stage of the related product revenues. The acquired in-process research and development programs are in early stages of development, have not reached technological feasibility, and have no foreseeable alternative future uses. The value of the existing technology was computed using a discounted cash flow analysis with a discount rate of 15%. The discounted cash flow analysis was based on management’s forecast of future revenues, cost of revenues and operating expenses related to the products and technologies purchased from Soltec. Amortization of the acquired intangibles and goodwill associated with this acquisition totaled $1.0 million for the year ended December 31, 2001.

      These projects may not meet either technological or commercial success. The products under development have no foreseeable alternative future uses. The estimates we used in valuing in-process research and development were based on assumptions we believe to be reasonable, but they are inherently uncertain and unpredictable. Our assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may vary from the results projected for purposes of determining the fair value of the acquired in-process research and development.

CONNETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following pro forma data summarizes the results of operations for the periods indicated as if Soltec had been completed as of the beginning of the periods presented. The pro forma data give effect to actual operating results prior to the acquisition and exclude the charge for acquired in-process research and development. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future.

	Years Ended December 31,

	2001	2000

	(Unaudited)
Pro forma revenue	$35,555	$43,747
Pro forma income (loss) before cumulative effect of change in accounting principle	(14,495)	34,418
Cumulative effect of change in accounting principle, net of tax	—	(5,192)

Pro forma net income (loss)	$(14,495)	$29,226

Basic pro forma earnings per share:
Pro forma income (loss) before cumulative effect of change in accounting principle	$(0.49)	$1.21
Cumulative effect of change in accounting principle, net of tax	—	(0.18)
Pro forma net income (loss) per share	(0.49)	1.03
Diluted Pro Forma Earnings Per Share:
Pro forma (income) loss before cumulative effect of change in accounting principle	(0.49)	1.14
Cumulative effect of change in accounting principle, net of tax	—	(0.17)
Pro forma net (income) loss per share	$(0.49)	$0.97

5.     Research and License Agreements

Pharmacia License Agreement

      At the end of December 2001, we entered into an agreement granting Pharmacia Corporation exclusive global rights, excluding Japan, to our proprietary foam drug-delivery technology for use with Pharmacia’s Rogaine® hair loss treatment. Under the agreement, Pharmacia paid Connetics an undisclosed initial licensing fee, milestone payments and a royalty on product sales. Pharmacia will be responsible for most product development activities and costs, and we have agreed to provide certain pre-clinical development support. As of December 31, 2001, we have deferred the upfront license and development fees received and will recognize the amounts ratably over the development period.

Soltec License Agreements

      Before we acquired Soltec, we had entered into a series of license agreements with Soltec. Those license agreements are still in effect, although royalty payments to Soltec are now eliminated in consolidation. In December 1999, we entered into a comprehensive licensing agreement with Soltec for exclusive rights to certain applications of a broad range of unique topical delivery technologies, including aerosol foam formulations and Soltec’s patented Liquipatch technology. We paid Soltec a $500,000 license fee upon signing of agreement and issued 80,154 shares of our common stock in January 2000 valued at $500,000. That stock

CONNETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was assigned to F.H. Faulding & Co. Ltd. in 2001, in connection with our acquisition of Soltec. We charged the $1.0 million to research and development expense.

Genentech License Agreement

      In December 1995, we entered into a license agreement with Genentech, Inc. to acquire exclusive development and marketing rights to interferon gamma in the United States for dermatologic indications. In May 1998, we amended and restated this agreement and entered into a new license agreement that granted us an exclusive license under certain patent rights and know-how to Actimmune (interferon gamma). Under the terms of the agreement, we issued Genentech 380,048 shares of our common stock valued at $2.0 million at the time of closing with a guaranteed value of $4.0 million at the second closing date, originally set as December 28, 1998. Based on that provision, in December 1999 we issued an additional 228,882 shares of common stock to Genentech to bring the value of the consideration to $4.0 million. We formed a subsidiary, InterMune Pharmaceuticals, Inc. (now InterMune, Inc.), to develop Actimmune. In April 1999, InterMune became an independent company, and in March 2000, InterMune became a public company. Effective April 1, 2000 we assigned to InterMune our remaining rights and obligations under the license with Genentech and the corresponding supply agreement. For more detail on the sale of rights to InterMune, please refer to Note 12.

Licenses for Foam Technology

      Before April 2001, Soltec had entered into a number of other agreements for the foam technology. Soltec licensed the technology to betamethasone valerate foam to Celltech plc in Europe, and Celltech has licensed the worldwide rights to their patent on the technology to Soltec. Soltec pays Celltech royalties on all sales worldwide of foam formulations containing steroids. Celltech markets their product as BettamousseTM (the product equivalent of Luxíq). Soltec has license agreements with Bayer (in the U.S.) and Pfizer and Mipharm (internationally) for the use of pyrethrin foam for head lice. That product is marketed in the U.S. as RID®, as Banlice® in Australia, and as Milice in Italy. We receive royalties on sales of those products. Soltec has entered into development agreements with other companies to develop the foam for specific indications.

Licenses for Liquipatch Technology

      Soltec has entered into agreements with several companies to develop Liquipatch for various indications. On June 26, 2001, we announced that Soltec had entered into a global licensing agreement with a major, international healthcare company for Liquipatch. The agreement followed successful pilot development work and gives the licensee the exclusive, worldwide right to use the Liquipatch technology in a particular field in dermatology, particularly for the delivery of a topical over-the-counter product. The licensee will be responsible for all development costs, and will be obligated to pay license fees, milestone payments and royalties on future product sales. Soltec has entered into development agreements with other companies to develop Liquipatch for specific indications.

License for Aerosol Spray

      Soltec has licensed to a major international company the rights to a super-concentrated aerosol spray that is marketed in the U.S. and internationally. We receive royalties on sales of the product. In 2001, on a consolidated basis, we received $0.8 million in royalties in connection with this agreement.

6.     Divestiture of Ridaura

      In April 2001, we sold the rights to our product Ridaura including inventory and identified liabilities to Prometheus Laboratories Inc. for $900,000 in cash plus a royalty on annual sales in excess of $4.0 million for the next five years. Ridaura is a prescription pharmaceutical product for the treatment of rheumatoid

CONNETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arthritis. We accrued approximately $978,000 million for transaction related costs and contractual liabilities incurred as of the date of the sale. After recognizing the above amounts, we recorded a gain of $8.0 million on this transaction during the second quarter of 2001. Prometheus assumed our obligations under a Supply Agreement to supply Ridaura in Canada to Pharmascience, Inc.

      We first acquired the U.S. and Canada rights to Ridaura in December 1996 from SmithKline (now GlaxoSmithKline) (as amended in 1997 and 1998, referred to as the SKB Agreement). We determined the useful life of the acquired asset to be three years and had fully amortized the acquired asset as of December 31, 1999. We recorded amortization expense of $6.2 million in 1999. Accumulated amortization was zero in 2001 and 2000, and $20.6 million at December 31, 1999. We were required to pay interest on the principal amount outstanding from January 5, 1999 through April 1, 2000. We paid GlaxoSmithKline $6.7 million in principal and interest in 1999, and $1.6 million in principal and interest in 2000. At December 31, 2000, there were no amounts outstanding under the SKB agreement.

7.     Relaxin Program and Agreements

      In October 2000, we announced that our pivotal clinical trial of relaxin had failed to show statistical significance with respect to the primary endpoint of the trial. Based on the result of the pivotal trial, and following an extensive evaluation of other potential uses for relaxin, in May 2001, we announced our decision to pursue a license partner or other strategic alternative for our relaxin program. As a result, we have reduced our investment in the development of relaxin in favor of focusing our resources on expanding our dermatology business. During the second quarter of 2001, we eliminated 27 employee positions related to relaxin. We recognized a one-time charge of approximately $1.1 million in 2001, which represents $451,000 accrued in connection with the reduction in workforce as well as $691,000 for the wind down of relaxin development contracts. Of the amounts accrued in 2001, $456,000 remains accrued as of December 31, 2001.

      Genentech. Pursuant to an agreement with Genentech, we have licensed the worldwide exclusive right to make, use and sell certain products arising from recombinant human relaxin in indications other than reproductive indications. In April 1999, in connection with the agreement, we issued 95,815 shares to Genentech with a fair market value of $709,000. We will also pay Genentech royalties on sales of products arising from relaxin, if any.

      Boehringer Ingelheim. Boehringer Ingelheim, or BIA, manufactured relaxin for us for clinical uses under a long-term contract. In July 2000, in anticipation of successful results in our relaxin clinical trial for scleroderma, we submitted a purchase order to BIA for product to be used for commercial supply at a price to be negotiated. Throughout 2001 we were in discussions with BIA regarding whether any additional monies are owed under the contract in view of the failure of the clinical trial. In July 2001, following our May 2001 announcement about downsizing the relaxin program, BIA notified us that BIA believed we were in breach of the relaxin manufacturing agreement and that BIA intended to terminate the agreement and seek remedies if we did not remedy the alleged breach. In December 2001, we reached an amicable settlement with BIA. We mutually agreed to terminate the agreement, BIA agreed to provide certain reports still owing to Connetics at the time, and Connetics agreed to pay BIA a total of €1,103,000, or approximately $990,000, as settlement of all remaining matters. Of the amount owed, we paid €250,000 or approximately $222,000 in 2001, and the balance is due in three installments in 2002.

      Medeva PLC. Prior to our decision to discontinue the relaxin program in May 2001, we had entered into a series of development, commercialization and supply agreements for relaxin. In January 1999, we entered into such an agreement with Medeva PLC (now Celltech Group PLC) of the United Kingdom for certain therapeutic indications pertaining to relaxin in Europe. Under the terms of the agreement, Celltech paid a total of $20.0 million representing a $4.0 million contract fee, a $4.0 million equity investment, and a $5.0 million milestone payment, plus reimbursement of 50% of our product development costs in the U.S. during the term of the agreement. In October 2000, following the announcement of the results of our

CONNETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Phase III clinical trial for scleroderma, Celltech notified us that they were terminating the agreement in accordance with its terms. As of December 31, 2000, we had no further development obligations under the agreement; all rights reverted to us in April 2001 and as a result, we recorded all previously deferred revenue as revenue in 2001.

      Paladin Labs, Inc. In July 1999, we entered into a collaboration and exclusive license agreement with Paladin for the development and commercialization of relaxin in Canada. Although we have discontinued our development efforts for relaxin for scleroderma, Paladin has indicated that it will continue the collaboration for other indications. Under the terms of the agreement, we received an initial sum of $800,000, which includes payments for development fees and an equity investment. Paladin would owe additional milestone payments for the approval of indications other than scleroderma for relaxin in Canada. Paladin is responsible for all development and commercialization activities in Canada, and is obligated to pay royalties on all sales of relaxin in Canada. For the year ended December 31, 2001 we recorded $53,000 in contract revenue under this agreement.. For the year ended December 31, 2000, we recorded $703,000 in contract revenue under this agreement. For the year ended December 31, 1999, we recorded $400,000 in contract revenue under this agreement.

      F.H. Faulding & Co., Ltd. In April 2000, we entered into a collaboration and exclusive license agreement with Faulding for the development and commercialization of relaxin in Australia. Under the terms of the agreement, Faulding paid $510,000 for the initial license of relaxin for the treatment of scleroderma. Although we have discontinued our development efforts for relaxin for scleroderma, Faulding has indicated that it will continue the collaboration for other indications. Under the agreement, Faulding would owe additional milestone payments for the approval of non-scleroderma indications for relaxin in Australia. Faulding is responsible for all development and commercialization activities in Australia, and will pay royalties on all sales of relaxin in Australia. In October 2001, Faulding was acquired by Mayne Group Limited, Australia’s largest private health care provider. For the year ended December 31, 2001 we recorded $79,000 in contract revenue under this agreement. For the year ended December 31, 2000 we recorded $39,000 in contract revenue under this agreement.

      Suntory Pharmaceuticals. In April 1998, we entered into a development, commercialization and supply agreement with Suntory Pharmaceuticals (Suntory), a division of Suntory Limited of Osaka, Japan, for relaxin for the treatment of scleroderma. Under the terms of the agreement, Suntory paid us a total of $2.5 million in non-refundable license and development fees. In October 2000, following the announcement of the results of our Phase III clinical trial for scleroderma, Suntory notified us that they were terminating the agreement in accordance with its terms.

8.     Financing Arrangements

Long-Term Debt

      In 1998, we entered into a term Loan and Security Agreement (the Term Loan) with a bank (the Lender), under which we borrowed $4.0 million. In October 1999, we made a $2.25 million payment to reduce the principal loan balance down to $1.75 million. We paid an additional $1.0 million against the principal balance in 2000 and the remaining $750,000 principal balance in 2001. In conjunction with the Term Loan, we granted the Lender a first priority security interest in our presently existing intellectual property collateral, as defined in the loan documents. There was no principal or interest balance owing on the Term Loan at December 31, 2001.

Structured Equity Line Flexible Financing

      In January 1997, we entered into a three year Structured Equity Line Flexible Financing Agreement (the Equity Line) with Kepler Capital LLC (Kepler), which became available to us beginning December 1, 1997.

CONNETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The agreement expired on December 1, 2000. The equity line agreement allowed us to access up to $25 million through sales of our common stock. In addition, under the terms of the agreement we were required to sell $500,000 of our common stock from time to time if the price per share exceeded $10.00 and certain volume conditions were met. Over the term of the equity line agreement we received a total of $792,000 in net proceeds, and issued 100,000 shares of common stock, plus warrants to purchase up to 384,511 shares of our common stock. See Note 10.

9.     Commitments

Operating Leases

      We lease three facilities under non-cancelable operating leases, the last of which expires in April 2005. We also lease office equipment and automobiles under various operating leases that will expire on various dates through 2004. The future minimum rental payments under the non-cancelable operating leases as of December 31, 2001 are as follows (in thousands):

Years Ending December 31:

2002	$2,181
2003	1,711
2004	1,271
2005	316

$5,479

      We recognize facilities rent expense on a straight-line basis over the term of each lease. Facilities rent expense under operating leases was approximately $1,161,000 for the year ended December 31, 2001 (net of sublease income of $160,000), $938,000 in 2000, and $882,000 in 1999. The operating lease obligations are to be partially offset by $570,000 to be received from a subleasing arrangement with a third party: $526,000 in 2002 and $44,000 in 2003. The sublease agreement expires on January 31, 2003.

Other

      The Company has a purchase commitment for approximately $1.5 million with Miza for the manufacture and supply of OLUX and Luxíq in the upcoming year. See Note 14 for a discussion of additional commitments.

CONNETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Stockholders’ Equity

Warrants

      We have outstanding warrants to purchase up to 391,752 shares of our common stock, at various prices and with varying expiration dates. The following table summarizes our outstanding warrants as of December 31, 2001; additional details follow the table.

	Number of	Exercise
Activity	Warrants	Price	Year Issued	Expiration

Issuance of Series B preferred stock	15,329	$4.89	1995	2002
Loan and security agreement	68,574	$5.78	1995	2002
Consulting services	6,000	$6.00	1998	2003
Consulting services	15,000	$6.063	1999	2004
Structured Equity Line Flexible Financing Agreement (Note 8)	191,422	$8.125	1997	2002
Commitment Fee pursuant to equity line Agreement	75,427	$4.40 - $6.875	1998 - 2000	2003 - 2005
Issuance pursuant to license agreement	20,000	$5.31	2000	2010

Total	391,752

      In July 1999, we issued a warrant to a third party to purchase 15,000 shares of common stock as partial compensation for financial advice pertaining to investor and media relations. We valued the warrant using the Black-Scholes method and recorded $66,000 as selling, general and administrative expense. As of December 31, 2001, none of these warrants had been exercised.

      In January 1997, in connection with the Equity Line (see Note 8), we issued Kepler a warrant to purchase 250,000 shares at a purchase price of $8.25. As a commitment fee in connection with the Equity Line, we issued warrants to purchase 25,000 shares in December 1998 at a purchase price of $4.40, warrants to purchase 25,000 shares in December 1999 at a purchase price of $6.875, and warrants to purchase 25,427 shares in December 2000 at a purchase price of $5.3625. Pursuant to certain anti-dilution provisions in the Equity Line, that warrant now represents 253,922 shares at a purchase price of $8.1225. In January 2000, Kepler exercised its right to require us to draw down against the Equity Line in exchange for our common stock, and we issued 58,438 shares to Kepler at a purchase price of $8.556 in February 2000, and 41,562 shares to Kepler at a purchase price of $3.375 in June 2000. Altogether in connection with the equity line, we have issued 384,511 warrants, of which 55,162 were expired at Dec. 31, 2001, and 62,500 had been exercised. Kepler has assigned certain of its rights under the warrants to AFO Capital Advisors LLC and Andrew Kaplan. The fair value of these warrants has been charged against additional paid-in capital as a stock offering cost.

      In October 2000, we issued a warrant to purchase 20,000 shares of our common stock at an exercise price of $5.31. The warrant was fully vested and immediately exercisable when issued in connection with a license to certain intellectual property. We valued the warrant using the Black-Scholes method and recorded $82,000, as selling, general and administrative expense. As of December 31, 2001, none of these warrants had been exercised.

Dividend Restrictions

      Our loan agreement with a bank lender prohibits us from declaring or paying a dividend without the bank’s prior written consent.

CONNETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1995 Director Stock Option Plan

      The Board adopted the 1995 Director Stock Option Plan (the Directors’ Plan) in December 1995, and amended the Plan in 1999 and 2001. A total of 600,000 shares of common stock have been reserved for issuance under the Directors’ Plan. The Directors’ Plan provides for the grant of non-statutory stock options to non-employee directors of Connetics.

      The Directors’ Plan, as amended, provides that each person who first becomes a non-employee director shall be granted a non-statutory stock option to purchase 30,000 shares of common stock (the First Option) on the date on which he or she first becomes a non-employee director. Thereafter, on the date of each annual meeting of our stockholders, each non-employee director is granted an additional option to purchase 10,000 shares of common stock (a Subsequent Option) if he or she has served on the Board for at least six months as of the annual meeting date. Effective upon re-election at the 2002 Annual Meeting, the amount of the Subsequent Option is increased to 15,000 shares of common stock.

      Under the Directors’ Plan, the First Option is exercisable in installments as to 25% of the total number of shares subject to the First Option on each of the first, second, third and fourth anniversaries of the date of grant of the First Option; each Subsequent Option becomes exercisable in full on the first anniversary of the date of grant of that Subsequent Option. The exercise price of all stock options granted under the Directors’ Plan is equal to the fair market value of a share of our common stock on the date of grant of the option. Options granted under the Directors’ Plan have a term of ten years.

Employee Stock Plans

      We have six plans pursuant to which we have granted stock options to the employees and consultants. In general, all of the plans authorize the grant of stock options vesting at a rate to be set by the Board or the Compensation Committee. Stock options under all of our employee stock plans become exercisable at a rate of 25% per year for a period of four (4) years from date of grant. The plans require that the options be exercisable at a rate no less than 20% per year. The exercise price of stock options under the employee stock plan generally meets the following criteria: exercise price of incentive stock options must be at least 100% of the fair market value on the grant date, exercise price of non-statutory stock options must be at least 85% of the fair market value on the grant date, and exercise price of options granted to 10% (or greater) stockholders must be at least 110% of the fair market value on the grant date. The 2000 and 2002 Non-Officer Plans and the International Plan do not permit the grant of incentive stock options. Stock options under all of our employee stock plans have a term of ten years from date of grant.

1994 Stock Plan

      Our 1994 Stock Plan, as amended (the 1994 Stock Plan) authorizes our Board of Directors to grant incentive stock options, non-statutory stock options, and stock purchase rights for up to 3,100,000 shares of common stock. The 1994 Stock Plan was terminated on December 31, 1999, and the Board is no longer authorized to grant options under that plan.

2000 Stock Plan

      Our 2000 Stock Plan (the 2000 Plan) was approved by the Board and our stockholders in 1999. The 2000 Plan became available on January 1, 2000, and was initially funded with 808,512 shares, which equals three percent (3%) of shares outstanding on December 31, 1999. On the first day of each new calendar year during the term of the 2000 Plan, the number of shares available will be increased (with no further action needed by the Board or the stockholders) by a number of shares equal to the lesser of three percent of the number of shares of common stock outstanding on the last preceding business day, or an amount determined by the Board. In 2001, the increase in authorized shares was 892,149.

CONNETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Officer Stock Option Plans

      Our 1998 Supplemental Stock Plan (the Supplemental Plan) was funded with 500,000 shares. The Supplemental Plan was terminated effective May 19, 1999, and the Board is no longer authorized to grant options under that plan. In February 2000, the Board approved a new 2000 Non-Officer Stock Plan. The plan was funded with 500,000 shares. No additional shares will be added to this plan, although shares can be granted if they become available through cancellation. In December 2001, the Board approved a 2002 Non-Officer Stock Option Plan, which became immediately available. The plan was funded with 500,000 shares. At December 31, 2001, no shares had been granted under this plan. Each of the Supplemental Plan and the 2000 and 2002 Non-officer Stock Option Plans provide for options to be granted only to non-officer employees of Connetics, and the options granted under the plan are nonstatutory stock options.

International Stock Incentive Plan

      In May 2001, the Board approved an International Stock Incentive Plan, which provided for the grant of Connetics stock options to employees of Connetics’ or its subsidiaries where the employees are based outside of the United States. The plan was funded with 250,000 shares. The options granted under the plan are nonstatutory stock options.

      The following table summarizes information concerning stock options outstanding under all of our stock option plans and certain grants of options outside of our plans:

		Outstanding Options

	Shares Available	Number	Weighted Average
	for Grant	of Shares	Exercise Price

Balance, December 31, 1998	606,978	2,332,380	$4.22

Additional shares authorized	499,250	—	—
Options granted	(1,160,608)	1,160,608	$6.18
Options exercised	—	(316,993)	$2.38
Options canceled	274,380	(302,130)	$5.81

Balance, December 31, 1999	220,000	2,873,865	$5.05

Additional shares authorized	1,308,512	—	—
Options granted	(1,389,195)	1,389,195	$7.85
Options exercised		(416,387)	$4.22
Options canceled	180,406	(300,673)	$7.33

Balance, December 31, 2000	319,723	3,546,000	$6.06

Additional shares authorized	1,842,149	—	—
Options granted	(1,432,838)	1,432,838	$5.89
Options exercised	—	(352,026)	$3.92
Options canceled	252,812	(405,256)	$6.87

Balance, December 31, 2001	981,846	4,221,556	$6.10

Options canceled under terminated plans are no longer available for grant.

CONNETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information concerning outstanding and exercisable options at December 31, 2001:

	Options Outstanding
				Options Exercisable
		Weighted Average
	Number	Remaining Life	Weighted Average	Number	Weighted Average
Range Of Exercise Prices	of Shares	(in years)	Exercise Price	of Shares	Exercise Price

$0.44 - $ 4.56	1,378,371	7.27	$3.74	818,638	$3.32
$4.56 - $ 6.38	1,091,593	8.65	$5.47	470,066	$5.55
$6.50 - $ 8.75	1,403,800	7.57	$7.65	755,260	$7.56
$9.50 - $18.00	347,792	8.21	$11.21	242,938	$10.91

$0.44 - $18.00	4,221,556	7.80	$6.10	2,286,902	$5.98

      We recorded stock compensation expense of $322,000 for the year ended December 31, 2001, zero in 2000, and $747,000 in 1999, related to shares issued pursuant to stock purchase rights and options granted in 1996 and 1995. This deferred stock compensation expense was amortized over the related vesting period.

1995 Employee Stock Purchase Plan

      The Board adopted the 1995 Employee Stock Purchase Plan (the Purchase Plan) in December 1995, and amended the Purchase Plan in February 2000 and November 2000. We have reserved 948,591 shares of common stock for issuance under the Purchase Plan. The Purchase Plan has an evergreen feature pursuant to which, on November 30 of each year, the number of shares available is increased automatically by a number of shares equal to the lesser of one half of one percent (0.5%) of the number of shares of common stock outstanding on that date, or an amount determined by the Board of Directors. The Compensation Committee of the Board administers the Purchase Plan. Employees (including officers and employee directors) of Connetics are eligible to participate if they are employed by us or any U.S. subsidiary of Connetics for at least 20 hours per week and more than 5 months per year. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price equal to the lower of 85% of the fair market value of our common stock at the beginning or end of the offering period. We issued 165,966 shares under the plan in 2001. At December 31, 2001, we had 370,988 shares reserved for future issuance. For the year ended December 31, 1999, we recorded $221,000 in stock compensation expense relating to this plan; we did not record any stock compensation expense for the years ended December 31, 2000 and 2001.

CONNETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Shares Reserved for Future Issuance

      We have reserved shares of common stock for issuance as follows:

	December 31,

	2001	2000

1994 Stock Plan	1,584,690	1,964,089
1995 Employee Stock Purchase Plan	370,988	386,257
1995 Directors Stock Option Plan	570,000	377,500
1998 Supplemental Stock Plan	120,466	192,683
2000 Stock Plan	1,662,172	472,179
2000 Non-Officer Stock Plan	482,082	500,000
International Stock Incentive Plan	250,000	—
2002 Non-Officer Stock Plan	500,000	—
Non-plan stock options	33,992	33,992
Common stock warrants	391,752	1,415,492

Total	5,966,142	5,342,192

Accounting for Stock-Based Compensation

      In accordance with the provisions of SFAS 123, we apply APB Opinion No. 25 and related interpretations in accounting for our stock option plans and, accordingly, do not recognize compensation cost for options granted with exercise prices not less than fair value on the date of grant. If we had elected to recognize compensation cost based on the fair value of the options at the date of grant and stock purchases under the Purchase Plan as prescribed by SFAS 123, our net loss and net loss per share numbers would have been changed to the pro forma amounts indicated in the table below (in thousands except per share amounts):

	Years Ended December 31,

	2001	2000	1999

Net income (loss):
as reported	$(16,742)	$26,996	$(27,283)
pro forma	$(19,921)	$22,596	$(29,473)
Net income (loss) per share:
as reported	$(0.56)	$0.95	$(1.21)
pro forma	$(0.67)	$0.79	$(1.30)

      For purposes of this analysis, we estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Stock Option Plans			Stock Purchase Plan

	2001	2000	1999	2001	2000	1999

Expected stock price volatility	70.0%	100%	76.0%	94.0%	100%	76.0%
Risk-free interest rate	5.35%	6.00%	5.71%	5.92%	5.80%	5.70%
Expected life (in years)	3.57	3.89	3.7	1.81	1.71	0.5
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our stock

CONNETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, our management does not believe that the existing models necessarily provide a reliable single measure of the fair value of its options. The weighted average fair value of options granted was $3.02 in 2001, $5.37 in 2000, and $3.84 in 1999.

      The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on reported results of future years.

Stockholder Rights Plan

      In May 1997, we adopted a stockholder rights plan (the Rights Plan), which was amended and restated in November 2001. The Rights Plan entitles existing stockholders the right to purchase from Connetics one preferred share purchase right, or Right, for each share of common stock they own. If the Rights become exercisable, each Right entitles the holder to buy one one-thousandth of a share of Series B Participating Preferred stock for $80.00. The Rights attach to and trade only together with our common stock and do not have voting rights. Rights Certificates will be issued and the Rights will become exercisable on the “Distribution Date,” which is defined as the earlier of the tenth business day (or such later date as may be determined by our Board of Directors) after a person or group of affiliated or associated persons (“Acquiring Person”) (a) has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the common shares then outstanding or (b) announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of our then outstanding common shares. Unless the Rights are earlier redeemed, if an Acquiring Person obtains 15% or more of our then outstanding common shares, then any Rights held by the Acquiring Person are void, and each other holder of a Right which has not been exercised will have the right to receive, upon exercise, common shares having a value equal to two times the purchase price. The Rights are redeemable for $0.001 per Right at the discretion of our Board. The purchase price payable, the number of Rights, and the number of Series B Participating Preferred Stock or common shares or other securities or property issuable upon exercise of the Rights are subject to adjustment from time to time in connection with the dilutive issuances by Connetics as set forth in the Rights Plan. At December 31, 2001, a total of 90,000 shares were designated as Series B Participating Preferred Stock and no shares were issued and outstanding.

11.     Income Taxes

      The provision for income taxes consists of the following:

	December 31,

	2001	2000	1999

Current
Foreign	$345	$—	$—
Federal	—	614	—
State	—	396	—

Total	$345	$1,010	$—

CONNETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision (benefit) for income taxes differs from the federal statutory rate as follows:

	December 31,

	2001	2000	1999

Provision (benefit) at U.S. federal statutory rate	$(5,700)	$9,500	$(9,300)
Unbenefited losses (utilization of net operating loss)	4,000	(9,500)	9,100
Non-deductible stock based compensation	900	—	—
Non-deductible goodwill amortization	500	—	—
Foreign taxes	345	—	—
Alternative minimum tax	—	614	—
State taxes, net of federal benefit	—	330	—
Other	300	66	200

Total	$345	$1,010	$—

      Pretax income from foreign operations was approximately $1.2 million in 2001.

      Significant components of our deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31,

	2001	2000

Deferred tax assets:
Net operating loss carryforward	$30,100	$22,600
Research and tax other credit carry forwards	7,600	7,200
Capitalized research expenses	5,200	5,000
Capitalized license and acquired technology	500	3,700

Total deferred tax assets	43,400	38,500
Deferred tax liabilities:
Unrealized gain on marketable securities	(2,600)	(2,400)

Valuation allowance	(40,800)	(36,100)

Net deferred tax assets	$—	$—

      Due to our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $4.7 million during the year ended December 31, 2001, decreased by $9.4 million during the year ended December 31, 2000, and increased by $10.0 million during the year ended December 31, 1999.

      As of December 31, 2001, the Company had federal net operating loss carryforwards of approximately $87.4 million. We also had federal and California research and other tax credit carryforwards of approximately $7.6 million. The federal net operating loss and credit carryforwards will expire in the years 2008 through 2021, if not utilized.

      Utilization of the federal and state net operating loss and tax credit carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

CONNETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Tax benefits associated with employee stock options provide a deferred benefit of approximately $0.7 million, which has been offset by the valuation allowance. The deferred tax benefit associated with the employee stock options will be credited to additional paid-in capital when realized.

12.     InterMune, Inc.

      In 1998, we formed a subsidiary, InterMune Pharmaceuticals, Inc. (now known as InterMune, Inc.), to develop Actimmune for serious pulmonary and infectious diseases and congenital disorders shortly after we in-licensed Actimmune from Genentech. In April 1999, InterMune became an independent company through venture capital funding, and a portion of our original investment in InterMune was returned to us. Effective April 1, 2000 we assigned to InterMune our remaining rights and obligations under the license with Genentech and the corresponding supply agreement. In exchange, InterMune paid us approximately $5.2 million; an additional $0.9 million was payable at the end of March 2001. Commencing in the second quarter of 2000, InterMune acquired all remaining rights to sell Actimmune. Effective April 1, 2000, our investment in InterMune was diluted from 100 percent to nine percent and we began accounting for our investment in InterMune using the cost method. In March 2000, InterMune became a public company and has since changed its name to InterMune, Inc. As of December 31, 2001 we held 149,000 shares of common stock of InterMune. In addition, we have retained the product rights for potential dermatological applications. We will receive royalties on Actimmune sales beginning January 1, 2002. We recorded gains of $122,000 and $43.0 million on the sale InterMune stock in the 2001 and 2000, respectively.

13.     Retirement Savings Plan

      We have a retirement savings plan, commonly known as a 401(k) plan, that allows all full-time employees to contribute from 1% to 15% of their pretax salary, subject to IRS limits. Although no company match of employee contributions is guaranteed, in the past several years the Board has authorized a company match in the amount of a “pool” equal to 0.5% of Connetics’ annual product sales, allocated in an amount per employee participating in the plan not to exceed 30% of that employee’s contribution. The company contribution vests in relation to each employee’s tenure with Connetics (40% after the second year and 100% vested after five years with Connetics). Our contributions to the 401(k) plan were $155,000 for 2001, $100,000 for 2000, and $83,000 for 1999.

14.     Subsequent Event

      On March 12, 2002, we entered into an agreement with DPT Laboratories, Ltd. to construct an aerosol filling line at DPT’s plant on their premises in Texas. The agreement is retroactive to November 1, 2001, to cover certain pre-construction payments we made in December 2001. We are responsible for the costs of the construction and the related equipment, which is currently expected to be approximately $2.3 million. After the aerosol line is completed, Connetics will pay DPT rent for the facility of $56,000 per year. DPT and Connetics simultaneously entered into a manufacturing agreement for DPT to manufacture and fill Connetics’ commercial aerosol products. We are also party to a separate research and development agreement for the manufacture of clinical supplies for our aerosol products and product candidates.

CONNETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.     Quarterly Financial Data (unaudited)

      Following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000 (in thousands, except per share amounts):

	2001 Quarters

	First	Second(1)	Third	Fourth(2)

Total revenues	$8,459	$7,563	$8,198	$9,844
Gross profit on net sales	7,354	6,960	7,497	9,130
Operating loss	(4,610)	(15,416)	(5,724)	(749)
Net loss	(4,888)	(6,135)	(5,418)	(301)
Basic and diluted earnings per share
Net loss	(0.16)	(0.21)	(0.18)	(0.01)
Shares used to calculate basic and fully diluted net loss per share	29,705	29,777	29,920	30,041

(1)	In April 2001, we completed our acquisition of Soltec. We recorded a one-time in-process research and development charge of $1.1 million related to the Soltec acquisition. In April 2001 we sold our rights to Ridaura including inventory to Prometheus Laboratories, Inc. for $9.0 million in cash plus a royalty on annual sales in excess of $4.0 million for the next five years. We recognized a gain of $8.0 million in connection with the sale of Ridaura. In May 2001, we announced our decision to reduce our investment in the development of relaxin and to search for licensing opportunities or other strategic alternatives for the product. In the second quarter of 2001 we recognized a $6.0 million charge representing estimated costs to be incurred in connection with the reduction in workforce as well as the wind down of relaxin development contracts.

(2)	In the fourth quarter of 2001 we reversed $4.8 million of the relaxin reserve we established in the second quarter, due to the settlement of potential amounts owed. We also recognized a non-cash compensation expense charge of $1.0 million in the fourth quarter of 2001.

CONNETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2000 Quarters

	First(3)	Second(4)	Third(5)	Fourth(6)

Total revenues	$13,603	$10,522	$7,087	$9,562
Gross profit on net sales	11,804	10,061	6,368	8,673
Operating income (loss)	140	31	(6,225)	(5,588)
Income (loss) before cumulative effect of change in accounting principle	785	567	(5,600)	36,436
Cumulative effect of change in accounting principle	(5,192)	—	—	—
Net income (loss)	(4,407)	567	(5,600)	36,436
Earnings per share — basic Income (loss) before cumulative effect of change in accounting principle	0.03	0.02	(0.19)	1.23
Cumulative effect of change in accounting principle	(0.19)	—	—	—
Net income (loss)	(0.16)	0.02	(0.19)	1.23
Earnings per share — diluted Income (loss) before cumulative effect of change in accounting principle	0.03	0.02	(0.19)	1.16
Cumulative effect of change in accounting principle	(0.18)	—	—	—
Net income (loss)	(0.15)	0.02	(0.19)	1.16
Shares used to calculate basic net income (loss) per share	26,627	27,481	29,507	29,692
Shares used to calculate fully diluted net income (loss) per share	28,412	28,704	29,507	31,331

(3)	In the first quarter of 2000, we recorded a net charge of $5.2 million ($0.18 per diluted share) for a cumulative effect of a change in accounting principle relating to the adoption of SAB 101 for the deferral of certain fees recognized in prior years. We also recognized $0.2 million of deferred revenue in connection with the adoption of SAB 101.

(4)	In accordance with the adoption of SAB 101, we restated the results of operations for the second quarter of 2000. The impact of the restatement was to increase net income by $0.2 million or $0.01 per diluted share. The increase was related to the amortization of the amount deferred in the first quarter.

(5)	In accordance with the adoption of SAB 101, we restated the results of operations for the third quarter of 2000. The impact of the restatement was to decrease net income by $0.3 million or $0.01 per diluted share, comprised of the reversal of $0.5 million in fees previously recognized during the period, net of $0.2 million of deferred revenue.

(6)	In the fourth quarter of 2000, we recognized $4.1 in revenue from amounts deferred in the first quarter as a result of contract cancellations. We also recorded a $43.0 million gain on the sale of securities.

CONNETICS CORPORATION

INDEX TO EXHIBITS
[Item 14(c)]

Exhibit
Number	Description

3.1*	Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)
3.2*	Amendment to the Company’s Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on May 15, 1997 (previously filed as an exhibit to the Company’s Current Report on Form 8-K dated May 23, 1997)
3.3*	Certificate of Designation of Rights, Preferences and Privileges of Series B Participating Preferred Stock, as filed with the Delaware Secretary of State on May 15, 1997. Reference is made to Exhibit 4.2.
3.4*	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s Form 8-A/ A filed November 28, 2001)
3.5	Certificate of Elimination of Rights, Preferences and Privileges of Connetics Corporation, as filed with the Delaware Secretary of State on December 11, 2001
4.1*	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
4.2*	Amended and Restated Preferred Shares Rights Agreement, dated as of November 21, 2001, between the Company and EquiServe Trust Company, N.A., including the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A and B, respectively (previously filed as Exhibit 4.1 to the Company’s Form 8-A/ A filed November 28, 2001)
Management and Consulting Agreements
10.1*	Form of Indemnification Agreement with the Company’s directors and officers (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)
10.2*(M)	Employment Agreement dated June 9, 1994 between Connetics and Thomas Wiggans (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)
10.3*(M)	Letter Agreement with G. Kirk Raab dated October 1, 1995 (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)
10.4(M)	Form of Notice of Stock Option Grant to G. Kirk Raab dated January 28, 1997
10.5(M)	Form of Notice of Stock Option Grant to G. Kirk Raab dated July 30, 1997
10.6*(M)	Letter of Employment dated July 1, 1998 from Connetics to Robert G. Lederer (previously filed as Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
10.7*(M)	Restricted Common Stock Purchase Agreement dated November 5, 1998 between the Company and Kirk Raab (previously filed as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
10.8*(M)	Restricted Common Stock Purchase Agreement dated March 9, 1999 between the Company and Kirk Raab (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1999)
10.9*(M)	Restricted Common Stock Purchase Agreement dated March 9, 1999 between the Company and Thomas G. Wiggans (previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1999)
10.10*(M)	Consulting Agreement effective April 1, 2000 between the Company and Leon Panetta (previously filed as Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
10.11*(M)	Consulting Agreement dated January 10, 2001 between the Company and Glenn Oclassen (previously filed as Exhibit 10.78 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

Exhibit
Number	Description

10.12(M)	Form of Change in Control Agreement between the Company and key employees of the Company
10.13(M)	Consulting Agreement dated January 1, 2002 between Connetics and Eugene Bauer, M.D.
Stock Plans and Equity Agreements
10.14(M)*	1994 Stock Plan (as amended through May 1999) and form of Option Agreement (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement No. 333-85155)
10.15(M)*	1995 Employee Stock Purchase Plan (as amended through May 2000), and form of Subscription Agreement (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement No. 333-46562)
10.16(M)*	1995 Directors’ Stock Option Plan (as amended through May 1999), and form of Option Agreement (previously filed as Exhibit 4.2 to the Company’s Form S-8 Registration Statement No. 333-85155)
10.17*	Structured Equity Line Flexible Financing Agreement dated January 2, 1997 between Connetics and Kepler Capital LLC (previously filed as Exhibit 10.1 to the Company’s Form S-3 Registration Statement No. 333-45002)
10.18*	Registration Rights Agreement dated January 2, 1997 between Connetics and Kepler Capital LLC (previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996)
10.19*(M)	1998 Supplemental Stock Plan (previously filed as Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
10.20*	Common Stock Purchase Agreement dated July 7, 1999 between Connetics and Paladin Labs Inc. (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)
10.21*	Registration Rights Agreement dated July 7, 1999 between Connetics and Paladin Labs Inc. (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)
10.22*	Stock Plan (2000) and form of Option Agreement (previously filed as Exhibit 4.4 to the Company’s Form S-8 Registration Statement No. 333-85155)
10.23*	International Stock Incentive Plan (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement No. 333-61558)
10.24*	2000 Non-Officer Employee Stock Plan (previously filed as Exhibit 4.3 to the Company’s Form S-8 Registration Statement No. 333-46562)
10.25*	2002 Non-Officer Employee Stock Plan (previously filed as Exhibit 4.4 to the Company’s Form S-8 Registration Statement No. 333-82468)
10.26*	Form of Warrant Agreement attached as Exhibit D to Master Bridge Loan Agreement dated December 7, 1995 between Connetics and certain investors (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)
License Agreements
10.27†*	License Agreement dated September 27, 1993, between Genentech, Inc. and Connetics, Amendment dated July 14, 1994, and side letter agreement dated November 17, 1994 (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)
10.28†*	Agreement on Relaxin Rights in Asia dated April 1, 1996 between the Company and Mitsubishi Chemical Corporation (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)
10.29†*	Soltec License Agreement dated June 14, 1996 (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

Exhibit
Number	Description

10.30*†	License Agreement dated January 1, 1998 between Connetics and Soltec Research Pty Limited (previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)
10.31*†	Agreement on Relaxin dated January 19, 1998 by and between Connetics and Howard Florey Institute of Experimental Physiology and Medicine (previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)
10.32*†	Second Omnibus Agreement with SmithKline Beecham Corporation and related entities dated April 28, 1998 (previously filed as an exhibit to the Company’s Current Report on Form 8-K dated April 10, 1998 and filed with the Commission on May 6, 1998)
10.33*†	License Agreement dated as of May 5, 1998 between Connetics and Genentech, Inc. (previously filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended June 30, 1998)
10.34*	Amendment No. One to License Agreement, effective December 28, 1998, between Connetics and Genentech (previously filed as Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
10.35*	Amendment No. Two to License Agreement, effective as of January 15, 1999, between the Company and Genentech, Inc. (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1999)
10.36*†	Amendment No. Three to License Agreement, effective as of April 27, 1999, between the Company and Genentech, Inc. (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1999)
10.37*†	Relaxin Development, Commercialization and License Agreement dated July 7, 1999 between the Company and Paladin Labs Inc. (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)
10.38*	License Agreement (Ketoconazole) dated July 14, 1999 between the Company and Soltec Research Pty Ltd. (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)
Real Property
10.39	Lease between Connetics and Renault & Handley Employee’s Investment Co., dated June 28, 1999
10.40*	Industrial Building Lease dated November 20, 1998, by and between Connetics and West Bayshore Associates, a general partnership, et al. (previously filed as Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
10.41*	Industrial Building Lease dated December 16, 1999, between Connetics and West Bayshore Associates (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10.42*	Assignment and Assumption of Lease between Connetics and Respond.com, dated August 21, 2001 (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10.43*	Agreement dated August 21, 2001, between Connetics and Respond.com (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10.44*	Sublease Agreements dated August 21, 2001, between Connetics and Respond.com, Inc., with respect to 3290 and 3294 West Bayshore Road, Palo Alto, California (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
Other Agreements
10.45*	Business Loan Agreement, dated July 18, 1995, among Connetics, Silicon Valley Bank and MMC/ GATX Partnership No. 1 (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)

Exhibit
Number	Description

10.46*	Loan and Security Agreement dated December 21, 1995 by and among Connetics, Silicon Valley Bank and MMC/ GATX Partnership No. 1 (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)
10.47*†	Supply Agreement dated as of May 5, 1998 between Connetics and Genentech, Inc. (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)
10.48*	Loan and Security Agreement between Silicon Valley Bank and Connetics dated September 24, 1998, as modified December 22, 1998 pursuant to a Loan Modification Agreement (previously filed as Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
10.49	Release of Security Agreement Covering Interest in Trademarks, between Silicon Valley Bank and Connetics, dated April 3, 2001
10.50*†	Agreement dated December 9, 1999 between the Company and Soltec Research Pty Ltd. (previously filed as Exhibit 10.75 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.51*†	Share Sale Agreement dated March 21, 2001 among the Company, F. H. Faulding & Co. Ltd., Faulding Healthcare, and Connetics Australia Pty Ltd. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 20, 2001 and filed with the Commission on April 2, 2001)
10.52*†	Amended and Restated Manufacturing and Supply Agreement dated September 19, 2001, by and between Connetics and Miza Pharmaceuticals (UK) Limited (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10.53*†	Asset Purchase Agreement dated as of April 9, 2001, by and between Connetics and Prometheus Laboratories, Inc. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 30, 2001 and filed with the Commission on May 11, 2001)
10.54(C)	Settlement and Release Agreement effective as of December 13, 2001 between Connetics and Boehringer Ingelheim Austria GmbH
10.55(C)	Facilities Contribution Agreement between Connetics and DPT Laboratories, Ltd., with retroactive effect to November 1, 2001
10.56(C)	Manufacturing and Supply Agreement between Connetics and DPT Laboratories, Ltd., dated March 12, 2002
21	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP, Independent Auditors

Key to Footnotes:

The Commission file number for our Exchange Act filings referenced above is 0-27406.

*	Incorporated by this reference to the previous filing, as indicated.

(M)	This item is a management compensatory plan or arrangement required to be listed as an exhibit to this Report pursuant to Item 601(b)(10)(iii) of Regulation S-K.

(C)	We have omitted certain portions of this Exhibit and have requested confidential treatment of such portions from the SEC.

†	We have requested and the SEC has granted confidential treatment for certain portions of this Exhibit.