Form 10-K/A
period 2001-12-31
CONNETICS CORP
filed 2002-03-29
CIK 1004960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

Date: March 29, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ THOMAS G. WIGGANS Thomas G. Wiggans	President, Chief Executive Officer and Director	March 29, 2002

Principal Financial and Accounting Officer:

/s/ JOHN L. HIGGINS John L. Higgins	Chief Financial Officer; Executive Vice President, Finance and Corporate Development	March 29, 2002

Directors:

/s/ ALEXANDER E. BARKAS Alexander E. Barkas	Director	March 29, 2002

/s/ EUGENE A. BAUER Eugene A. Bauer	Director	March 29, 2002

/s/ JOHN C. KANE John C. Kane	Director	March 29, 2002

/s/ THOMAS D. KILEY Thomas D. Kiley	Director	March 29, 2002

/s/ GLENN A. OCLASSEN Glenn A. Oclassen	Director	March 29, 2002

/s/ LEON E. PANETTA Leon E. Panetta	Director	March 29, 2002

/s/ G. KIRK RAAB G. Kirk Raab	Chairman of the Board, Director	March 29, 2002

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

      Prior to 2000, we recognized non-refundable license fees received in connection with collaborative agreements as revenue when we received the fees, when the technology had been transferred, and when all significant contractual obligations of Connetics relating to the fees had been fulfilled. Effective January 1, 2000, we changed our method of accounting for non-refundable license fees to recognize such fees over the expected research and development period. We believe the change in accounting principle is preferable based on guidance in SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.”

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

      For the year ended December 31, 2001, four customers represented 29%, 26%, 18% and 12% of total product sales, respectively and four customers represented 33%, 29%, 16% and 14% of outstanding trade receivable, respectively. For the year ended December 31, 2000, four customers represented 32%, 27%, 15% and 11% of total product sales, respectively and three customers represented 45%, 26% and 10% of outstanding trade receivable, respectively, For year ended December 31, 1999, three customers represented 29%, 28% and 18% of total product sales, respectively and four customers represented 41%, 18%, 14% and 11% of outstanding trade receivables, respectively.

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

6.     Divestiture of Ridaura

      In April 2001, we sold the rights to our product Ridaura including inventory and identified liabilities to Prometheus Laboratories Inc. for $9.0 million in cash plus a royalty on annual sales in excess of $4.0 million for the next five years. Ridaura is a prescription pharmaceutical product for the treatment of rheumatoid

CONNETICS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arthritis. We accrued approximately $978,000 for transaction related costs and contractual liabilities incurred as of the date of the sale. After recognizing the above amounts, we recorded a gain of $8.0 million on this transaction during the second quarter of 2001. Prometheus assumed our obligations under a Supply Agreement to supply Ridaura in Canada to Pharmascience, Inc.

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

      Boehringer Ingelheim. Boehringer Ingelheim, or BIA, manufactured relaxin for us for clinical uses under a long-term contract. In July 2000, in anticipation of successful results in our relaxin clinical trial for scleroderma, we submitted a purchase order to BIA for product to be used for commercial supply at a price to be negotiated. Throughout 2001 we were in discussions with BIA regarding whether any additional monies are owed under the contract in view of the failure of the clinical trial. In July 2001, following our May 2001 announcement about downsizing the relaxin program, BIA notified us that BIA believed we were in breach of the relaxin manufacturing agreement and that BIA intended to terminate the agreement and seek remedies if we did not remedy the alleged breach. In December 2001, we reached an amicable settlement with BIA. We mutually agreed to terminate the agreement, BIA agreed to provide certain reports still owing to Connetics at the time, and Connetics agreed to pay BIA a total of €1,103,000, or approximately $990,000, as settlement of all remaining matters. Of the amount owed, we paid €250,000 or approximately $222,000 in 2001, and the balance is due in three installments in 2002, of which $312,000 will be charged to expense in 2002.

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