Form 10-Q
period 2002-03-31
CONNETICS CORP
filed 2002-05-14
CIK 1004960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

Commission file number: 0-27406

CONNETICS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3173928 (IRS Employer Identification Number)

3290 West Bayshore Road
Palo Alto, California 94303
(Address of principal executive offices)

Registrant’s telephone number, including area code: (650) 843-2800

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  [X]    No  [   ]

          The number of shares outstanding of the registrant’s common stock as of May 10, 2002, was 30,620,363 shares.

CONNETICS CORPORATION

			Page

PART I.	FINANCIAL INFORMATION

	Item 1	Condensed Consolidated Financial Statements

		Condensed Consolidated Balance Sheets at March 31, 2002 and December 31, 2001	3

		Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001	4

		Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001	5

		Notes to Condensed Consolidated Financial Statements	6

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

	Item 3	Quantitative and Qualitative Disclosures About Market Risks	18

PART II.	OTHER INFORMATION

	Item 6	Exhibits and Reports on Form 8-K	18
		(a) Exhibits	18

		(b) Reports on Form 8-K	18

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

CONNETICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$5,156	$3,603
Short-term investments	35,328	42,734
Restricted cash	1,018	1,539
Accounts receivable, net	5,429	5,392
Other current assets	1,788	1,204

Total current assets	48,719	54,472
Property and equipment, net	3,861	3,167
Restricted cash	300	600
Deposits and other assets	336	332
Goodwill, net	6,271	6,132
Other intangible assets, net	7,280	7,624

Total assets	66,767	$72,327

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,642	$3,636
Accrued process development expenses	762	1,209
Accrued payroll and related expenses	1,650	2,599
Other accrued current liabilities	1,160	1,507
Notes payable	398	—
Other current liabilities	755	663
Current portion of deferred revenue	707	832

Total current liabilities	9,074	10,446
Deferred revenue, net of current portion	494	527
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	166,179	164,300
Deferred compensation	(61)	(69)
Accumulated deficit	(112,666)	(109,498)
Accumulated other comprehensive income	3,747	6,621

Total stockholders’ equity	57,199	61,354

Total liabilities and stockholders’ equity	$66,767	$72,327

See accompanying notes to condensed consolidated financial statements.

CONNETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Revenues:
Product	10,140	$7,655
Royalty	649	—
License, contract and other	742	804

Total revenues	11,531	8,459

Operating costs and expenses:
Cost of product revenues	675	1,105
Research and development	5,040	4,352
Selling, general and administrative	9,581	7,612

Total operating costs and expenses	15,296	13,069

Loss from operations	(3,765)	(4,610)
Interest and other income	430	1,001
Gain on sale of investments	18	122
Loss on foreign exchange forward contract	—	(1,394)
Interest and other expense	(75)	(7)

Loss before income taxes	$(3,392)	$(4,888)
Income tax benefit	224	—

Net loss	$(3,168)	$(4,888)

Basic and diluted loss per share	$(0.10)	$(0.16)

Shares used to calculate loss per share	30,496	29,705

See accompanying notes to condensed consolidated financial statements.

CONNETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(3,168)	$(4,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	521	213
Gain on sale of investment	(18)	(122)
Stock compensation expense	20	66
Loss on foreign exchange forward contract	—	1,394
Changes in assets and liabilities:
Accounts receivable	(37)	1,450
Other assets	(166)	104
Accounts payable	6	(1,462)
Accrued and other current liabilities	(1,651)	(2,080)
Deferred revenue	(158)	(33)

Net cash used in operating activities	(4,651)	(5,358)

Cash flows from investing activities:
Purchases of short-term investments	(10,527)	(12,464)
Sales and maturities of short-term investments	15,052	8,009
Purchases of property and equipment	(1,010)	(171)

Net cash provided by (used in) investing activities	3,515	(4,626)

Cash flows from financing activities:
Restricted cash	821	(450)
Payment of notes payable	(24)	(750)
Payments on obligations under capital leases	—	(12)
Proceeds from issuance of common stock	1,867	119

Net cash provided by (used in) financing activities	2,664	(1,093)
Effect of foreign currency exchange rates on cash and cash equivalents	25	—

Net change in cash and cash equivalents	1,553	(11,077)
Cash and cash equivalents at beginning of period	3,603	58,577

Cash and cash equivalents at end of period	$5,156	$47,500

See accompanying notes to condensed consolidated financial statements.

CONNETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

1.       Basis of Presentation and Policies

          We have prepared the accompanying unaudited condensed consolidated financial statements of Connetics Corporation (“Connetics”) in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. Certain prior year balances have been reclassified for comparative purposes.

          These unaudited condensed consolidated financial statements and notes should be read in conjunction with audited financial statements and notes to those financial statements for the year ended December 31, 2001 included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Principles of Consolidation

          The accompanying unaudited condensed consolidated financial statements include the accounts of Connetics and its wholly-owned subsidiary, Soltec Research Pty Ltd. (“Soltec”) since April 20, 2001, the day following the acquisition. All significant intercompany accounts and transactions are eliminated in consolidation.

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

          Royalty expenses directly related to product sales are classified in cost of product revenues. Royalty expenses related to agreements with Soltec are eliminated in consolidation.

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

Cash Equivalents and Short-term Investments

          Cash and cash equivalents consist of cash on deposit with banks and money market instruments with original maturities of 90 days or less at the date of purchase. Investments with maturities beyond three months at the date of acquisition and that mature within one year from the balance sheet date are considered to be short-term investments. We classify short-term investments as available-for-sale at the time of purchase and carry them at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method.

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

Foreign Currency

          Soltec’s functional currency is the Australian dollar. We translate Soltec’s local currency balance sheet into U.S. dollars using the exchange rates in effect at the balance sheet date; for revenue and expense accounts we use a weighted average exchange rate during the period. Foreign currency translation adjustments are recorded in comprehensive income (loss). Net gains and losses resulting from foreign exchange transactions are included in the consolidated statement of operations and were immaterial for the three months ended March 31, 2002 and the year ended December 31, 2001.

Property and Equipment

          Property and equipment are stated at cost less accumulated depreciation. We determine depreciation using the straight-line method over the estimated useful lives of the assets, generally three to five years. We amortize leasehold improvements and assets acquired under capital lease arrangements are amortized over the shorter of the estimated useful lives of the assets or the lease term.

Impairment of Long Lived Assets

          We periodically perform reviews to determine if the carrying value of long-term assets (goodwill, purchased intangibles, property and equipment) is impaired. The reviews look for the existence of facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. No such impairment has been indicated to date. If in the future management determines the existence of impairment indicators, we would use undiscounted cash flows to initially determine whether impairment should be recognized. If necessary, we would perform subsequent calculations to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets. If quoted market prices for the assets are not available, the fair value would be calculated using the present value of estimated expected future cash flows or other appropriate valuation methodologies. The cash flow calculation would be based on management’s best estimates using appropriate assumption and projections at the time.

Recent Accounting Pronouncements

          SFAS 142. In July 2001 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, effective January 1, 2002, we are no longer required to amortize goodwill and intangible assets with indefinite lives, but are required to periodically review these assets for impairment. Intangible assets determined to have definite lives will continue to be amortized over their useful lives. We adopted SFAS 142 effective January 1, 2002 and reclassified amounts to goodwill that were previously allocated to assembled workforce. Upon adoption we ceased the amortization of goodwill previously representing expense of approximately $0.7 million per year. We will continue to amortize over their useful lives other intangible assets that meet the criteria for separate recognition from goodwill. We performed an impairment test of goodwill as of January 1, 2002, which did not result in an impairment charge at transition. We continue to monitor the carrying value of goodwill and intangible assets through the annual impairment tests. See also Note 4 “Goodwill and Other Intangible Assets.” No adjustment for impairment was required for the three month period ended March 31, 2002.

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

2.       Net Income (Loss) Per Share

               We compute basic net income (loss) per common share by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. We compute diluted net income per share using the weighted average of all common and diluted equivalent stock options and warrants outstanding during the period. We excluded all stock option and warrants from the calculation of diluted loss per common share for the three month periods ended March 31, 2002 and March 31, 2001 because these securities are anti-dilutive during these periods.

3.       Comprehensive Loss

          During the three month period ended March 31, 2002, total comprehensive loss amounted to $6.0 million, compared to a comprehensive loss of $8.5 million for the comparable period in 2001. The components of comprehensive income (loss) for the three month period ended March 31, 2002 and March 31, 2001 are as follows:

	Three months ended
	March 31,

(In thousands)	2002	2001

Net loss	$(3,168)	$(4,888)
Foreign currency translation adjustment	25	—
Unrealized loss on securities	(2,899)	(3,568)

Comprehensive loss	$(6,042)	$(8,456)

4.       Goodwill and Other Intangible Assets

          In April 2001, we acquired Soltec and accounted for the acquisition using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. We purchased all of the shares of Soltec’s capital stock for $16.9 cash plus transaction costs of approximately $250,000. The purchase price was allocated to: existing technology of $6.8 million, goodwill of $6.6 million, tangible net assets assumed of $1.3 million, patents and core technology of $1.2 million, acquired in-process research and development of $1.1 million, and assembled workforce of $150,000.

           Upon the adoption of SFAS 142 effective January 1, 2002 we reclassified amounts to goodwill that were previously allocated to assembled workforce. Upon adoption we ceased the amortization of goodwill previously representing expense of approximately $0.7 million per year. Other intangible assets that meet the criteria for separate recognition from goodwill. We will continue to amortize over their useful lives.

Changes in the carrying amount of goodwill for the quarter ended March 31, 2002, are as follows (in thousands);

Balance as of December 31, 2001	$6,132
Reclassification of intangible asset — assembled workforce into goodwill	139

Balance as of March 31, 2002	$6,271

The components of our other intangible assets at March 31, 2002, are as follows (in thousands):

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net

Existing technology	$6,810	$(653)	$6,157
Patents	1,307	(184)	1,123

Total	$8,117	$(837)	$7,280

Amortization expense of our other intangible assets for the first quarter of 2002 was $205,000 and for the first quarter of 2001 was $0.

The expected future annual amortization expense of our other intangible assets is as follows (in thousands):

Amortization
For the Year Ended December 31,	Expense

2002	$810
2003	805
2004	805
2005	805
2006	805
2007	805
Thereafter	2,650

Total expected future annual amortization	$7,485

5.       Licensing Agreement with Pharmacia

          At the end of December 2001, we entered into an agreement granting Pharmacia Corporation exclusive global rights, excluding Japan, to our proprietary foam drug-delivery technology for use with Pharmacia’s Rogaine® hair loss treatment. Under the agreement,

          Pharmacia paid an initial licensing fee, milestone payments and a royalty on product sales. Pharmacia will be responsible for most product development activities and costs, and we have agreed to provide certain pre-clinical development support. We recognized $125,000 of revenue related to this agreement in the quarter ended March 31, 2002.

6.       License for Liquipatch

          In March 2002, Soltec expanded its exclusive global license to Novartis Consumer Health, S.A. to cover Liquipatch drug-delivery system for use in all topical antifungal applications. Novartis exercised its right to expand the license agreement, and will continue to be responsible for all product development costs, and to pay Soltec license fees, milestone payments and royalties on future product sales. We recognized $580,000 of contract revenue related to this agreement in the quarter ended March 31, 2002.

7.       DPT Laboratories Ltd.

          In March 2002, we entered into an agreement with DPT Laboratories, Ltd. to construct an aerosol filling line at DPT’s plant on their premises in Texas. The agreement is retroactive to November 1, 2001, to cover certain pre-construction payments we made in December 2001. We are responsible for the cost of the construction and the related equipment, which is currently expected to be approximately $2.3 million. After the aerosol line is completed, Connetics will pay DPT rent for the facility of $56,000 per year. DPT and Connetics simultaneously entered into a manufacturing agreement for DPT to manufacture and fill Connetics’ commercial aerosol products. We are also party to a separate research and development agreement for the manufacture of clinical supplies for our aerosol products and product candidates.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This MD&A should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2001, and with the unaudited condensed consolidated financial statements and notes to financial statements included in this report. Our disclosure and analysis in this Report, in other reports that we file with the Securities and Exchange Commission, in our press releases and in public statements of our officers contain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. They use words such as “anticipate,” “estimate,” “expect,” “will,” “may,” “intend,” “plan,” “believe” and similar expressions in connection with discussion of future operating or financial performance. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. Forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors mentioned in this Report — for example, governmental regulation and competition in our industry — will be important in determining future results. No forward-looking statement can be guaranteed, and actual results may vary materially from those anticipated in any forward-looking statement. Some of the factors that, in our view, could cause actual results to differ are discussed under the caption “Factors That May Affect Future Results, Financial Condition and the Market Price of Securities” and in our Annual Report on Form 10-K. Our historical operating results are not necessarily indicative of the results to be expected in any future period.

OVERVIEW

          Our commercial business is focused on the dermatology marketplace, which is characterized by a large patient population that is served by relatively small, and therefore more accessible, groups of treating physicians. We currently market two pharmaceutical products, Luxíq® and OLUX®. Both products have clinically proven therapeutic advantages and we are providing quality customer service to physicians through our experienced sales and marketing staff. In December 2001, we filed a supplemental New Drug Application, or sNDA, with the FDA, requesting clearance to market OLUX for non-scalp indications. The application is currently under review with the FDA.

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

RESULTS OF OPERATIONS

     Revenues

	Three Months Ended
	March 31,

Revenues (In thousands)	2002	2001

Product:
OLUX®	$6,798	1,739
Luxíq®	3,322	3,895
Other	20	—
Ridaura®	—	2,021

Total product revenues	$10,140	$7,655
License, contract, royalty:
Royalty	649	—
Novartis	580	—
Pharmacia	125	—
F.H. Faulding & Co., Ltd.	20	20
Paladin Labs, Inc.	13	13
Other contract	4	—
InterMune	—	771

Total license, contract & royalty revenues	$1,391	$804

Total revenues	$11,531	$8,459

          Our product revenues for the three month period ended March 31, 2002, were $10.1 million, compared to $7.7 million for the three months ended March 31, 2001. The increase in total product revenues for the three months ended March 31, 2002 was due to sales growth of OLUX, which we began marketing in November 2000. We also recognized product revenue on sales of Ridaura until the April 2001 sale of that product line to Prometheus Laboratories, Inc.

          Contract and royalty revenues for the three month period ended March 31, 2002 were $1.4 million, compared to $33,000 for the three months ended March 31, 2001. The increase in contract and royalty revenues for the three months ended March 31, 2002 is attributable to income received under Soltec contract and royalty agreements. We acquired Soltec in April 2001. We expect contract revenues to fluctuate significantly depending on achieving milestones under existing agreements, and on new business opportunities.

          Effective April 1, 2000 we assigned to InterMune, Inc. (formerly InterMune Pharmaceuticals, Inc.) our remaining rights and obligations under a license with Genentech for Actimmune and the corresponding supply agreement. In exchange, InterMune paid us approximately $5.2 million, which included the prepayment of a $1.0 million obligation owed in 2002. An additional $942,000 was payable at the end of March 2001, and was offset by related product rebates and chargebacks of $171,000.

     Cost of Product Revenues

          Our cost of product revenues includes the costs of manufacturing Luxíq and OLUX and (until April 2001) Ridaura, royalty payments based on a percentage of our product revenues and product freight and distribution costs from CORD Logistics, Inc., the third party that handles all of our product distribution activities. We recorded cost of product revenues of $675,000 for the three months ended March 31, 2002, compared to $1.1 million for the three months ended March 31, 2001. The decrease in cost of product revenues is primarily due to a change in product mix arising from discontinued sales of Ridaura effective April 1, 2001. Ridaura had higher manufacturing costs than our other products.

     Research and Development

          Research and development expenses include salaries and benefits, laboratory supplies, external research programs, clinical studies and allocated overhead costs such as rent, supplies and utilities. In addition to clinical site payments, clinical costs include costs of manufacturing clinical supplies and costs associated with product stability studies. Research and development expenses were $5.0 million for the three months ended March 31, 2002, compared to $4.4 million for the comparable period in 2001. The primary reason for the increase is that we have included the research and development activities of our wholly owned subsidiary, Soltec, since the acquisition in April 2001. Partially offset by the reduction in relaxin activities beginning in the second quarter of 2001.

          We expect research and development expenses for our internally funded activities to remain at the same level or increase for the next few quarters, as we continue to develop our current products, as well as continue to engage in new product discovery and development activities. We are unable to predict the total level of spending on any particular development program because of the uncertainty of clinical study programs and the timing of FDA approval. For the quarter ended March 31, 2002, Soltec accounted for approximately $401,000 of the total research and development expenses.

     Selling, General and Administrative Expenses

          Selling, general and administrative expenses were $9.6 million for the three months ended March 31, 2002, compared to $7.6 million for the comparable period in 2001. The increase in expenses was due to increased headcount and increased market research and sales promotions costs related to the launch of OLUX and Luxiq 50 gram units, as well as the amortization of intangible assets associated with the acquisition of Soltec, over their estimated useful lives.

          We expect selling, general and administrative expenses to remain consistent or be slightly higher in 2002 due to the launch of physician samples of OLUX and Luxíq, and the commencement of marketing efforts relating to the anticipated outcome of clinical trials for antifungal foam and anti-acne foam.

     Interest and other income (expense)

          Interest and other income was $430,000 for the three month period ended March 31, 2002, compared with $1.0 million for the comparable period in 2001. The decrease in interest income during the three month period ended March 31, 2002 was due to lower interest rates during this period compared to the same period in 2001, as well as lower cash balances in the bank.

          In February 2001, we entered into a foreign exchange forward contract in connection with the acquisition of Soltec. During the three months ended March 31, 2001 we recorded a $1.4 million loss on that foreign exchange forward contract. The acquisition of Soltec was completed in April 2001. We have not entered into any other similar foreign exchange forward contracts and as such, we had no related gain or loss to recognize in the three months ended March 31, 2002.

     Income Taxes

          Income tax benefit of $224,000 for the three months ended March 31, 2002 reflects a U.S. tax benefit of $540,000 reduced by $316,000 of foreign tax provision recorded by our Australian subsidiary, Soltec. According to the provisions of the Job Creation and Worker Assistance Act of 2002 enacted on March 9, 2002, taxpayers are allowed to carry back net operating losses generated in 2001 and 2002 to offset alternative minimum tax paid in the last five years. For the tax year ending December 31, 2001, the Company incurred a net operating loss of approximately $25 million of which a portion of the net operating loss may be carried back to offset approximately $540,000 of alternative minimum tax incurred in the tax year ending December 31, 2000.

     Net Loss

          We expect to incur losses for the remainder of 2002 and the foreseeable future. These losses are expected to fluctuate from period to period based on timing of product revenues, sales and marketing expenses, clinical material purchases, clinical trial expenses, and possible acquisitions of new products and technologies.

LIQUIDITY AND CAPITAL RESOURCES

          Sources and Use of Cash. We have financed our operations to date primarily through proceeds from equity financings, sale of investments, collaborative arrangements with corporate partners, bank loans, gross margins and product revenues. At March 31, 2002, cash, cash equivalents and short-term investments totaled $40.5 million compared to $46.3 million at December 31, 2001. Our cash balances are held in a variety of interest-bearing instruments including high-grade corporate bonds, commercial paper and money market accounts.

          Cash flows from operating activities. Cash used in operations for the three month period ended March 31, 2002 was $5.1 million compared to $5.4 million for the three month period ended March 31, 2001. Net loss of $3.2 million for the first three months of 2002 was affected by non-cash charges of $521,000 of depreciation and amortization and pay down of accrued liabilities.

          Cash flows from investing activities. Investing activities provided $3.5 million in cash during the three month period ended March 31, 2002, due primarily to sales of $15.1 million of short-term investments offset by $10.5 million of short term investment purchases.

          Cash flows from financing activities. Financing activities provided $3.1 million for the three months ended March 31, 2002, including $821,000 representing the release of previously restricted certificates of deposit for our controlled disbursements account, security for building rent, and collateral on certain officers’ personal bank loans. We also received $1.9 million in proceeds from the issuance of common stock during the quarter ended March 31, 2002.

          Working Capital. Working capital decreased by $4.4 million to $39.6 million at March 31, 2002 from $44.0 million at December 31, 2001. Our working capital primarily decreased as we used cash in operations.

          Contractual Obligations and Commercial Commitments. There have been no material changes in the reported contractual obligations and commercial commitments since December 31, 2001. As of March 31, 2002, we had no off-balance sheet financing arrangements or commitments other than those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2001, consisting primarily of operating lease agreements for our facilities.

          Restricted Cash and Cash Equivalents. In the quarter ended March 31, 2002, $821,000 was released from previously restricted certificates of deposit for our controlled disbursements account, security for building rent, and collateral on certain officers’ personal bank loans. As of March 31, 2001, $1.3 million of our total cash and cash equivalents balance was restricted cash, held in various certificates of deposit, for specific purposes.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS, FINANCIAL CONDITION AND THE MARKET PRICE OF SECURITIES

          There are many factors that affect our business and the results of our operations, some of which are beyond our control. In our Annual Report on Form 10-K we list of some of the important factors that may cause the actual results of our operations in future periods to differ materially from the results currently expected or desired. Due to these factors, we believe that quarter-to-quarter comparisons of our results of operations are not a good indication of our future performance. The factors discussed in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2001, in particular under the caption “Factors That May Affect Future Results, Financial Condition and the Market Price of Securities,” should be carefully considered when evaluating our business and prospects.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          There have been no material changes in the reported market risks or foreign currency exchange risks since December 31, 2001.

PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits. None.

(b)	Reports on Form 8-K. We filed the following Current Reports on Form 8-K during the quarter ended March 31, 2002:

	(i)	We filed a Current Report on Form 8-K dated December 21, 2001, with the Securities and Exchange Commission on January 2, 2002, under Item 5 — Other Events, and Item 7 — Exhibits.

	(ii)	We filed a Current Report on Form 8-K dated March 1, 2002, with the Securities and Exchange Commission on March 6, 2002, under Item 5 — Other Events.

(iii)	We filed a Current Report on Form 8-K/A-1 dated December 21, 2001, with the Securities and Exchange Commission on March 19, 2002, under Item 5 — Other Events, and Item 7 - Exhibits.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONNETICS CORPORATION

By:	/s/	JOHN L. HIGGINS

John L. Higgins Exec. Vice President, Finance and Corporate Development and Chief Financial Officer

Date: May 14, 2002