Form 10-K/A
period 2001-12-31
CONNETICS CORP
filed 2002-07-12
CIK 1004960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 10.55
EXHIBIT 10.56

EXPLANATORY NOTE

     Connetics Corporation is filing this amendment to its Annual Report on Form 10-K/A solely to revise Exhibits 10.55 and 10.56, which were originally filed with the Securities and Exchange Commission on March 29, 2002 as exhibits to the Form 10-K/A. Connetics has requested confidential treatment on certain portions of these exhibits. Except as otherwise stated herein, all other information contained in the original Form 10-K/A was current as of the date of filing of the report on March 29, 2002 and has not been updated by this amendment.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONNETICS CORPORATION
a Delaware corporation

By:	/s/ JOHN L. HIGGINS

John L. Higgins
Chief Financial Officer
Executive Vice President, Finance
and Corporate Development

Date: July 12, 2002

CONNETICS CORPORATION

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1*	Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)
3.2*	Amendment to the Company’s Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on May 15, 1997 (previously filed as an exhibit to the Company’s Current Report on Form 8-K dated May 23, 1997)
3.3*	Certificate of Designation of Rights, Preferences and Privileges of Series B Participating Preferred Stock, as filed with the Delaware Secretary of State on May 15, 1997. Reference is made to Exhibit 4.2.
3.4*	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s Form 8-A/ A filed November 28, 2001)
3.5**	Certificate of Elimination of Rights, Preferences and Privileges of Connetics Corporation, as filed with the Delaware Secretary of State on December 11, 2001
4.1*	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
4.2*	Amended and Restated Preferred Shares Rights Agreement, dated as of November 21, 2001, between the Company and EquiServe Trust Company, N.A., including the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A and B, respectively (previously filed as Exhibit 4.1 to the Company’s Form 8-A/ A filed November 28, 2001)
Management and Consulting Agreements
10.1*	Form of Indemnification Agreement with the Company’s directors and officers (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)
10.2*(M)	Employment Agreement dated June 9, 1994 between Connetics and Thomas Wiggans (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)
10.3*(M)	Letter Agreement with G. Kirk Raab dated October 1, 1995 (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)
10.4(M)**	Form of Notice of Stock Option Grant to G. Kirk Raab dated January 28, 1997
10.5(M)**	Form of Notice of Stock Option Grant to G. Kirk Raab dated July 30, 1997
10.6*(M)	Letter of Employment dated July 1, 1998 from Connetics to Robert G. Lederer (previously filed as Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
10.7*(M)	Restricted Common Stock Purchase Agreement dated November 5, 1998 between the Company and Kirk Raab (previously filed as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
10.8*(M)	Restricted Common Stock Purchase Agreement dated March 9, 1999 between the Company and Kirk Raab (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1999)
10.9*(M)	Restricted Common Stock Purchase Agreement dated March 9, 1999 between the Company and Thomas G. Wiggans (previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1999)
10.10*(M)	Consulting Agreement effective April 1, 2000 between the Company and Leon Panetta (previously filed as Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
10.11*(M)	Consulting Agreement dated January 10, 2001 between the Company and Glenn Oclassen (previously filed as Exhibit 10.78 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

Exhibit
Number	Description

10.12(M)**	Form of Change in Control Agreement between the Company and key employees of the Company
10.13(M)**	Consulting Agreement dated January 1, 2002 between Connetics and Eugene Bauer, M.D.
Stock Plans and Equity Agreements
10.14(M)*	1994 Stock Plan (as amended through May 1999) and form of Option Agreement (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement No. 333-85155)
10.15(M)*	1995 Employee Stock Purchase Plan (as amended through May 2000), and form of Subscription Agreement (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement No. 333-46562)
10.16(M)*	1995 Directors’ Stock Option Plan (as amended through May 1999), and form of Option Agreement (previously filed as Exhibit 4.2 to the Company’s Form S-8 Registration Statement No. 333-85155)
10.17*	Structured Equity Line Flexible Financing Agreement dated January 2, 1997 between Connetics and Kepler Capital LLC (previously filed as Exhibit 10.1 to the Company’s Form S-3 Registration Statement No. 333-45002)
10.18*	Registration Rights Agreement dated January 2, 1997 between Connetics and Kepler Capital LLC (previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996)
10.19*(M)	1998 Supplemental Stock Plan (previously filed as Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
10.20*	Common Stock Purchase Agreement dated July 7, 1999 between Connetics and Paladin Labs Inc. (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)
10.21*	Registration Rights Agreement dated July 7, 1999 between Connetics and Paladin Labs Inc. (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)
10.22*	Stock Plan (2000) and form of Option Agreement (previously filed as Exhibit 4.4 to the Company’s Form S-8 Registration Statement No. 333-85155)
10.23*	International Stock Incentive Plan (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement No. 333-61558)
10.24*	2000 Non-Officer Employee Stock Plan (previously filed as Exhibit 4.3 to the Company’s Form S-8 Registration Statement No. 333-46562)
10.25*	2002 Non-Officer Employee Stock Plan (previously filed as Exhibit 4.4 to the Company’s Form S-8 Registration Statement No. 333-82468)
10.26*	Form of Warrant Agreement attached as Exhibit D to Master Bridge Loan Agreement dated December 7, 1995 between Connetics and certain investors (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)
License Agreements
10.27†*	License Agreement dated September 27, 1993, between Genentech, Inc. and Connetics, Amendment dated July 14, 1994, and side letter agreement dated November 17, 1994 (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)
10.28†*	Agreement on Relaxin Rights in Asia dated April 1, 1996 between the Company and Mitsubishi Chemical Corporation (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)
10.29†*	Soltec License Agreement dated June 14, 1996 (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

Exhibit
Number	Description

10.30*†	License Agreement dated January 1, 1998 between Connetics and Soltec Research Pty Limited (previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)
10.31*†	Agreement on Relaxin dated January 19, 1998 by and between Connetics and Howard Florey Institute of Experimental Physiology and Medicine (previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)
10.32*†	Second Omnibus Agreement with SmithKline Beecham Corporation and related entities dated April 28, 1998 (previously filed as an exhibit to the Company’s Current Report on Form 8-K dated April 10, 1998 and filed with the Commission on May 6, 1998)
10.33*†	License Agreement dated as of May 5, 1998 between Connetics and Genentech, Inc. (previously filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended June 30, 1998)
10.34*	Amendment No. One to License Agreement, effective December 28, 1998, between Connetics and Genentech (previously filed as Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
10.35*	Amendment No. Two to License Agreement, effective as of January 15, 1999, between the Company and Genentech, Inc. (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1999)
10.36*†	Amendment No. Three to License Agreement, effective as of April 27, 1999, between the Company and Genentech, Inc. (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1999)
10.37*†	Relaxin Development, Commercialization and License Agreement dated July 7, 1999 between the Company and Paladin Labs Inc. (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)
10.38*	License Agreement (Ketoconazole) dated July 14, 1999 between the Company and Soltec Research Pty Ltd. (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)
Real Property
10.39**	Lease between Connetics and Renault & Handley Employee’s Investment Co., dated June 28, 1999
10.40*	Industrial Building Lease dated November 20, 1998, by and between Connetics and West Bayshore Associates, a general partnership, et al. (previously filed as Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
10.41*	Industrial Building Lease dated December 16, 1999, between Connetics and West Bayshore Associates (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10.42*	Assignment and Assumption of Lease between Connetics and Respond.com, dated August 21, 2001 (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10.43*	Agreement dated August 21, 2001, between Connetics and Respond.com (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10.44*	Sublease Agreements dated August 21, 2001, between Connetics and Respond.com, Inc., with respect to 3290 and 3294 West Bayshore Road, Palo Alto, California (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
Other Agreements
10.45*	Business Loan Agreement, dated July 18, 1995, among Connetics, Silicon Valley Bank and MMC/ GATX Partnership No. 1 (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)

Exhibit
Number	Description

10.46*	Loan and Security Agreement dated December 21, 1995 by and among Connetics, Silicon Valley Bank and MMC/ GATX Partnership No. 1 (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)
10.47*†	Supply Agreement dated as of May 5, 1998 between Connetics and Genentech, Inc. (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)
10.48*	Loan and Security Agreement between Silicon Valley Bank and Connetics dated September 24, 1998, as modified December 22, 1998 pursuant to a Loan Modification Agreement (previously filed as Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
10.49**	Release of Security Agreement Covering Interest in Trademarks, between Silicon Valley Bank and Connetics, dated April 3, 2001
10.50*†	Agreement dated December 9, 1999 between the Company and Soltec Research Pty Ltd. (previously filed as Exhibit 10.75 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)
10.51*†	Share Sale Agreement dated March 21, 2001 among the Company, F. H. Faulding & Co. Ltd., Faulding Healthcare, and Connetics Australia Pty Ltd. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 20, 2001 and filed with the Commission on April 2, 2001)
10.52*†	Amended and Restated Manufacturing and Supply Agreement dated September 19, 2001, by and between Connetics and Miza Pharmaceuticals (UK) Limited (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10.53*†	Asset Purchase Agreement dated as of April 9, 2001, by and between Connetics and Prometheus Laboratories, Inc. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 30, 2001 and filed with the Commission on May 11, 2001)
10.54(C)**	Settlement and Release Agreement effective as of December 13, 2001 between Connetics and Boehringer Ingelheim Austria GmbH
10.55(C)	Facilities Contribution Agreement between Connetics and DPT Laboratories, Ltd., with retroactive effect to November 1, 2001
10.56(C)	Manufacturing and Supply Agreement between Connetics and DPT Laboratories, Ltd., dated March 12, 2002
21**	Subsidiaries of the Company
23.1**	Consent of Ernst & Young LLP, Independent Auditors

Key to Footnotes:

The Commission file number for our Exchange Act filings referenced above is 0-27406.

*	Incorporated by this reference to the previous filing, as indicated.

**	Previously filed with, and incorporated by reference to, our Annual Report on Form 10-K/A for the year ended December 31, 2001, as filed with the SEC on March 29, 2002.

(M)	This item is a management compensatory plan or arrangement required to be listed as an exhibit to this Report pursuant to Item 601(b)(10)(iii) of Regulation S-K.

(C)	We have omitted certain portions of this Exhibit and have requested confidential treatment of such portions from the SEC.

†	We have requested and the SEC has granted confidential treatment for certain portions of this Exhibit.