Form 10-Q
period 2002-06-30
CONNETICS CORP
filed 2002-08-14
CIK 1004960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

Commission file number: 0-27406

CONNETICS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3173928 (IRS Employer Identification Number)

3290 West Bayshore Road
Palo Alto, California 94303
(Address of principal executive offices)

Registrant’s telephone number, including area code: (650) 843-2800

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  [X]    No  [   ]

     As of August 9, 2002, 30,933,800 shares of the Registrant’s common stock were outstanding, at $0.001 par value.

CONNETICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONNETICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$9,158	$3,603
Short-term investments	27,954	42,734
Restricted cash	410	1,539
Accounts receivable, net	4,124	5,392
Other current assets	2,156	1,204

Total current assets	43,802	54,472

Property and equipment, net	5,084	3,167
Restricted cash	300	600
Deposits and other assets	660	332
Goodwill, net	6,271	6,132
Other intangible assets, net	7,078	7,624

Total assets	$63,195	$72,327

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,821	$3,636
Accrued payroll and related expenses	1,852	2,599
Accrued process development expenses	909	1,209
Other accrued current liabilities	835	1,507
Notes payable	352	—
Other current liabilities	836	663
Current portion of deferred revenue	582	832

Total current liabilities	12,187	10,446

Deferred revenue, net of current portion	461	527

Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	167,231	164,300
Deferred compensation	(57)	(69)
Accumulated deficit	(117,987)	(109,498)
Accumulated other comprehensive income	1,360	6,621

Total stockholders’ equity	50,547	61,354

Total liabilities and stockholders’ equity	$63,195	$72,327

See accompanying notes to condensed consolidated financial statements.

CONNETICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Product	$11,423	$6,577	$21,563	$14,232
Royalty	766	123	1,416	123
License, contract and other	437	863	1,178	1,667

Total revenues	12,626	7,563	24,157	16,022

Operating costs and expenses:
Cost of product revenues	973	603	1,648	1,708
Research and development	5,613	5,621	10,653	9,973
Selling, general and administrative	10,746	9,698	20,327	17,310
Acquired in-process research and development	2,000	1,080	2,000	1,080
Charge for Relaxin and related liabilities	312	5,976	312	5,976

Total operating costs and expenses	19,644	22,978	34,940	36,047

Loss from operations	(7,018)	(15,415)	(10,783)	(20,025)

Interest and other income	366	690	796	1,691
Gain on sale of investments	1,552	—	1,570	122
Gain (loss) on foreign exchange forward contract	—	840	—	(555)
Gain on sale of Ridaura product line	—	8,055	—	8,055
Interest and other expense	(60)	—	(135)	(6)

Loss before income taxes	(5,160)	(5,830)	(8,552)	(10,718)
Income tax benefit (expense)	(161)	(305)	63	(305)

Net loss	$(5,321)	$(6,135)	$(8,489)	$(11,023)

Basic and diluted loss per share	$(0.17)	$(0.21)	$(0.28)	$(0.37)

Shares used to calculate loss per share	30,608	29,777	30,552	29,741

See accompanying notes to condensed consolidated financial statements.

CONNETICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(8,489)	$(11,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,022	742
Gain on sale of investment	(1,570)	(122)
Gain on sale of Ridaura product line	—	(8,055)
Stock compensation expense	24	1,276
Acquired in-process research and development	—	1,080
Loss on foreign exchange forward contract	—	555
Changes in assets and liabilities, excluding effects of acquisition
Accounts receivable	1,268	348
Other assets	(778)	(449)
Accounts payable	3,185	(1,671)
Accrued and other current liabilities	(1,546)	1,882
Deferred revenue	(316)	134

Net cash used in operating activities	(7,200)	(15,303)

Cash flows from investing activities:
Purchases of short-term investments	(19,405)	(35,815)
Sales and maturities of short-term investments	30,415	12,521
Purchases of property and equipment	(2,531)	(332)
Proceeds from sale of Ridaura product line	—	8,979
Acquisition of a business, net of cash acquired	—	(16,611)

Net cash provided by (used in) investing activities	8,479	(31,258)

Cash flows from financing activities:
Restricted cash	1,429	(1,050)
Payment of notes payable	(151)	(750)
Payments on obligations under capital leases	—	(25)
Proceeds from issuance of common stock, net of issuance costs	2,919	918

Net cash provided by (used in) financing activities	4,197	(907)
Effect of foreign currency exchange rates on cash and cash equivalents	79	(1)

Net change in cash and cash equivalents	5,555	(47,469)
Cash and cash equivalents at beginning of period	3,603	58,314

Cash and cash equivalents at end of period	$9,158	$10,845

See accompanying notes to condensed consolidated financial statements.

CONNETICS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

1. Basis of Presentation and Policies

     We have prepared the accompanying unaudited condensed consolidated financial statements of Connetics Corporation (“Connetics”) in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. Certain prior year balances have been reclassified for comparative purposes.

     These unaudited, condensed, consolidated financial statements and notes should be read in conjunction with audited financial statements and notes to those financial statements for the year ended December 31, 2001 included in our Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission.

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

Revenue Recognition

     Product Sales. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. We recognize product revenue net of allowances for estimated returns, rebates, and chargebacks. We are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. To date we have not experienced significant returns of expired product. Product shipping and handling costs are included in cost of product revenues.

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

     We recognize revenue from non-refundable upfront license fees ratably over the period in which we have continuing development obligations when, at the time the agreement is executed, there remains significant risk due to the incomplete stage of the product’s development. Revenue associated with substantial “at risk” performance milestones, as defined in the respective agreements, is recognized based upon the achievement of the milestones. We recognize revenue under R&D cost reimbursement contracts as the related costs are incurred. Advance payments that we receive in excess of the amount earned are classified as deferred revenue until they are earned.

Cash Equivalents and Short-term Investments

     Cash and cash equivalents consist of cash on deposit with banks and money market instruments with original maturities of 90 days or less at the date of purchase. Investments with maturities beyond three months at the date of acquisition and that mature within one year from the balance sheet date are considered to be short-term investments. Short-term investments are classified as available for sale at the time of purchase and are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method.

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

Foreign Currency

     Soltec’s functional currency is the Australian dollar. We translate Soltec’s local currency balance sheet into U.S. dollars using the exchange rates in effect at the balance sheet date; for revenue and expense accounts we use a weighted average exchange rate during the period. Foreign currency translation adjustments are recorded in comprehensive income (loss). Net gains and losses resulting from foreign exchange transactions are included in the consolidated statement of operations and were immaterial for the six months ended June 30, 2002 and the year ended December 31, 2001.

     Income Taxes

     We recognized income tax expense of $161,000 for the three month period ended June 30, 2002 related to a foreign tax provision recorded by our Australian subsidiary, Soltec. We recognized an income tax benefit of $63,000 for the six month period ended June 30, 2002, that reflects a tax benefit of $540,000 reduced by $477,000 of foreign tax provision recorded by Soltec. According to the provisions of the Job Creation and Worker Assistance Act of 2002 enacted on March 9, 2002, taxpayers are allowed to carry back net operation losses generated in 2001 and 2002 to offset alternative minimum tax paid in the last five years. For the tax year ending December 31, 2001, the Company incurred a net operating loss of approximately $25 million of which a portion of the net operating loss may be carried back to offset approximately $540,000 of alternative minimum tax incurred in the tax year ending December 31, 2000. We recognized income tax expense of $305,000 for the three and six month periods ended June 30, 2001, all related to foreign tax provisions recorded by Soltec.

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

Impairment of Long Lived Assets

     We periodically perform reviews to determine if the carrying value of long-term assets (goodwill, purchased intangibles, property and equipment) is impaired. The reviews look for existence of facts and circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. No such impairment has been indicated to date. If in the future management determines the existence of impairment indicators, we would use undiscounted cash flows to initially determine whether impairment should be recognized. If necessary, we would perform subsequent calculations to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets. If quoted market prices for the assets are not available, the fair value would be calculated using the present value of estimated expected future cash flows or other appropriate valuation methodologies. The cash flow calculation would be based on management’s best estimates using appropriate assumptions and projections at the time. Please see discussion below under recent accounting pronouncements regarding SFAS 144 implementation.

Recent Accounting Pronouncements

     SFAS 142. In July 2001 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, effective January 1, 2002, we are no longer required to amortize goodwill and intangible assets with indefinite lives, but are required to periodically review these assets for impairment. Intangible assets determined to have definite lives will continue to be amortized over their useful lives. We adopted SFAS 142 effective January 1, 2002 and reclassified amounts to goodwill that were previously allocated to assembled workforce. Upon adoption we ceased the amortization of goodwill previously representing expense of approximately $700,000 per year. In conjunction with the implementation of SFAS 142 we performed an impairment test of goodwill as of January 1, 2002, which did not result in an impairment charge at transition. We continue to monitor the carrying value of goodwill and intangible assets through the annual impairment tests. See also Note 4 “Goodwill and Other Intangible Assets”.

     SFAS 144. In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS 142. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. SFAS 144 is effective for years ending after December 15, 2001. We adopted SFAS 144 effective January 1, 2002, and experienced no impact on our financial position or results of operations, to date as a result of the adoption of this pronouncement.

2. Net Income (Loss) Per Share

     We compute basic net income (loss) per common share by dividing net income (loss) applicable to common stockholders by the weighted average of common shares outstanding during the period. We compute diluted net income per share using the weighted average of common and diluted equivalent stock options and warrants outstanding during the period. We excluded all stock option and warrants from the calculation of diluted loss per common share for the six months ended June 30, 2002 and June 30, 2001 because these securities are anti-dilutive during this period.

3. Comprehensive Loss

     During the three and six month periods ended June 30, 2002, total comprehensive loss amounted to $7.7 million and $13.8 million, respectively, compared to a comprehensive loss of $4.0 million and $12.4 million for the comparable periods in 2001. The components of comprehensive loss for the three and six month period ended June 30, 2002 and June 30, 2001 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,

(In thousands)	2002	2001	2002	2001

Net loss	$(5,321)	$(6,135)	$(8,489)	$(11,023)
Foreign currency translation adjustment	54	(1)	79	(1)
Change in unrealized gain (loss) on securities, net of reclassification adjustments for realized gain (loss)	(2,441)	2,156	(5,340)	(1,412)
Comprehensive loss
Comprehensive loss	$(7,708)	$(3,980)	$(13,750)	$(12,436)
Comprehensive loss

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

     Upon the adoption of SFAS 142 effective January 1, 2002 we reclassified amounts to goodwill that were previously allocated to assembled workforce. Upon adoption we ceased the amortization of goodwill previously representing expense of approximately $700,000 per year.

     Other intangible assets that meet the criteria for separate recognition from goodwill, will continue to be amortized over their useful lives. We completed a transitional goodwill impairment test as of January 1, 2002 in the second quarter of fiscal 2002, which did not result in an impairment charge. SFAS 142 also requires that goodwill be tested for impairment on an annual basis or more frequently if indicators of potential impairment exist.

     Changes in the carrying amount of goodwill for the six month period ended June 30, 2002, is as follows (in thousands):

Balance as of December 31,2001	$6,132
Reclassification of net intangible asset — assembled workforce into goodwill	139

Balance as of June 30, 2002	$6,271

The components of our other intangible assets at June 30, 2002, are as follows (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Net

Existing technology	$6,810	$(823)	$5,987
Patents	1,307	(216)	1,091

Total	$8,117	$(1,039)	$7,078

Amortization expense for our other intangible assets for the three and six months ended June 30, 2002 was $205,000 and $407,000, respectively. The second quarter of 2001 was the first quarter during 2001 that we recognized amortization expense. As such, we reported $400,000 in amortization expense for that quarter and for the six month period ended June 30, 2001.

The expected future amortization expense of our other intangible assets is as follows (in thousands):

Amortization Expense

For the six month period ended June 30, 2002	$407
Remaining six months in 2002	403

Total for the year ended December, 31, 2002	$810

For the year ended December 31, 2003	$805
For the year ended December 31, 2004	$805
For the year ended December 31, 2005	$805
For the year ended December 31, 2006	$805
For the year ended December, 31 2007	$805
Thereafter	$2,650

     SFAS 142 does not permit restatement of previously issued financial statements. The following table sets forth pro forma operating results and per share information for Connetics for the three and six month periods ended June 30, 2001, as adjusted to exclude goodwill amortization expense.

	Three Months	Six Months
	Ended	Ended
	June 30, 2001	June 30, 2001

Reported net loss	$(6,135)	$(11,023)
Add back: goodwill amortization	141	141

Net loss excluding goodwill amortization	(5,994)	(10,882)

Reported basic and diluted loss per share	$(0.21)	$(0.37)
Add back: goodwill amortization	0.01	0.01

Basic and diluted loss per share excluding goodwill amortization	$(0.20)	$(0.36)

Shares used to calculate loss per share	29,777	29,741

5. Licensing Agreement with Pharmacia

     At the end of December 2001, we entered into an agreement granting Pharmacia Corporation exclusive global rights, excluding Japan, to our proprietary foam drug-delivery technology for use with Pharmacia’s Rogaine hair loss treatment. Under the agreement, Pharmacia paid an initial licensing fee. They will also make milestone payments as well as royalty payments on product sales. Pharmacia will be responsible for product development activities and costs, and we have agreed to provide certain pre-clinical development support. We recognized $375,000 and $500,000 of contract revenue related to this agreement in the three and six month periods ended June 30, 2002, respectively.

6. License for Liquipatch

     In March 2002, Soltec expanded its exclusive global license to Novartis Consumer Health S.A. to cover Liquipatch drug-delivery system for use in topical antifungal applications. Novartis exercised its right to expand the license agreement, and will continue to be responsible for all product development costs, and pay Soltec license fees, milestone payments and royalties on future product sales. We recognized contract revenue related to this agreement of $580,000 in the quarter ended March 31, 2002 and $0 in the quarter ended June 30, 2002.

7. DPT Laboratories, Ltd.

     In March 2002, we entered into an agreement with DPT Laboratories, Ltd. to construct an aerosol filling line at DPT’s plant on their premises in Texas. The agreement is retroactive to November 1, 2001, to cover certain pre-construction payments we made in December 2001. We are responsible for the cost of the construction and the related equipment, which is currently expected to be approximately $2.6 million. After the aerosol line is completed, Connetics will pay DPT rent for the facility in the amount of $56,000 per year, which under current agreements would constitute the next 10 years. DPT and Connetics simultaneously entered into a manufacturing agreement for DPT to manufacture and fill Connetics’ commercial aerosol products. We are also party to a separate research and development agreement for the manufacture of clinical supplies for our aerosol products and product candidates.

8. Yamanouchi Europe B.V.

     In May 2002, we entered into an agreement with Yamanouchi Europe B.V. to license Velac® gel (a first in class combination of 1% clindamycin, and 0.025% tretinoin). We have licensed exclusive rights to develop and commercialize the product in the U.S. and Canada, and have licensed non-exclusive rights in Mexico. Under the terms of the agreement, we paid Yamanouchi an initial $2 million licensing fee that we recognized as in-process research and development expense during the quarter ended June 30, 2002, because the product remains in clinical development and has no alternative future use.

9. Pro Forma Results of Operations as per SFAS 142

     Effective January 1, 2002, we adopted SFAS 142, “Goodwill and Other Intangible Assets,” and ceased goodwill amortization as of that date. We completed the required transitional goodwill impairment analysis as of January 1, 2002, which did not result in an impairment charge. SFAS 142 does not permit restatement of previously issued financial statements. The following table sets forth pro forma operating results and per share information for Connetics for the preceding three years ended December 31, as adjusted to exclude goodwill amortization expense.

	Years Ended December 31,

	2001	2000	1999

Reported net income (loss)	$(16,742)	$26,996	$(27,283)
Add back goodwill amortization	478	—	—

Net income (loss) excluding goodwill amortization	$(16,264)	$26,996	$(27,283)

Reported basic earnings (loss) per share	$(0.56)	$0.95	$(1.21)
Add back goodwill amortization	0.02	—	—

Basic earnings (loss) per share excluding goodwill amortization	$(0.54)	$0.95	$(1.21)

Reported diluted earnings (loss) per share	$(0.56)	$0.90	$(1.21)
Add back goodwill amortization	0.02	—	—

Diluted earnings (loss) per share excluding goodwill amortization	$(0.54)	$0.90	$(1.21)

Weighted average shares outstanding:
Basic	29,861	28,447	22,619
Diluted	29,861	30,086	22,619

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

OVERVIEW

     Our business is focused on the dermatology marketplace, which is characterized by a large patient population that is served by relatively small, and therefore more accessible, groups of treating physicians. We currently market two pharmaceutical products, Luxíq® and OLUX®. Both products have clinically proven therapeutic advantages and we are providing quality customer service to physicians through our experienced sales and marketing staff. In December 2001, we filed a supplemental New Drug Application, or sNDA, with the FDA, requesting clearance to market OLUX for expanded usage. The application is currently under review with the FDA.

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

     In addition to our commercial business, we own the rights to a recombinant form of a natural hormone called relaxin. On May 23, 2001, we announced our decision to reduce our investment in the development of relaxin and to search for licensing opportunities or other strategic alternatives for the product. We eliminated 27 employee positions related to relaxin. In the second quarter of 2001, we recorded a $6.0 million charge, which represented $0.5 million accrued in connection with the reduction in workforce as well as $5.5 million for our estimate of our potential exposure for the wind down of relaxin development contracts. In December 2001, we reached an amicable settlement related to our relaxin manufacturing agreement with Boehringer Ingelheim. As a result of this settlement, in the fourth quarter of 2001, we reversed $4.9 million of the amount we originally accrued in the second quarter of 2001. The net amount recognized as a one-time charge for relaxin and related liabilities in the year ended December 31, 2001 was $1.1 million. In June 2002, we recorded an additional $312,000 expense representing the final payment due for satisfaction of the final deliverables under the Boehringer Ingelheim settlement.

     During the second quarter of 2002, Connetics announced the initiation of two Phase III clinical trials. The first trial is for Actiza ™, a formulation of 1% clindamycin in the Company’s proprietary foam delivery system, for the treatment of acne. The clinical program for Actiza ™ will consist of two Phase III trials in which patients will be treated for 12 weeks in a double-blinded placebo and active controlled format. Subject to successful outcome of these trials, Connetics intends to submit a new Drug Application to the FDA in late 2003. The second trial is for Extina ™, a formulation of 2% ketoconazole in the Company’s proprietary foam delivery system, for the treatment of seborrheic dermatitis. The four week, double-blinded, placebo and active controlled trial is designed to include 600 patients at 28 centers. Subject to a successful outcome of this trial, Connetics intends to submit a New Drug Application to the FDA in 2003.

RESULTS OF OPERATIONS

Revenues

	Three Months Ended		Six months Ended
	June 30,		June 30,

Revenues (In thousands)	2002	2001	2002	2001

Product:
Luxíq®	3,653	3,399	6,975	7,294
OLUX®	7,728	3,184	14,526	4,923
Other	42	—	62	—
Ridaura®	—	(6)	—	2,015

Total product revenues	11,423	6,577	21,563	14,232
License, contract and royalty:
Royalty	766	123	1,416	123
Pharmacia	375	—	500	—
Novartis	—	—	580	—
Celltech	—	756	—	756
Other contract	62	107	98	140
Intermune	—	—	—	771

Total license, contract and royalty revenues	1,203	986	2,594	1,790

Total revenues	12,626	7,563	24,157	16,022

     Our product revenues for the three and six months ended June 30, 2002, were $11.4 million and $21.6 million, respectively, compared to $6.6 million and $14.2 million for the three and six months ended June 30, 2001. The increase in total product revenues for the three and six months ended June 30, 2002 was due to continued sales growth in the number of units of OLUX sold, which we began marketing in November 2000. We also recognized product revenue on sales of Ridaura until the April 2001 sale of that product line to Prometheus Laboratories, Inc.

     Contract and royalty revenues for the three and six month periods ended June 30, 2002 were $1.2 million and $2.6 million, respectively, compared to $986,000 and $1.8 million for the three and six months ended June 30, 2001. The increase in year to date contract and royalty revenue is attributable to income received under Soltec contract and royalty agreements, following the acquisition of Soltec in April 2001. We expect contract revenues to fluctuate significantly depending on achieving milestones under existing agreements, and on new business opportunities.

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

Cost of Product Revenues

     Our cost of product revenues includes the costs of manufacturing Luxíq and OLUX and (until April 2001) Ridaura, royalty payments based on a percentage of our product revenues and product freight and distribution costs from CORD Logistics, Inc., the third party that handles all of our product distribution activities. Miza Pharmaceuticals (formerly CCL Pharmaceuticals) manufactures Luxiq and OLUX for us in England, under a manufacturing and supply agreement that expires in September 2004. We are in the process of qualifying two additional vendors to manufacture these products for us in the United States. We recorded costs of product revenues of $973,000 and $1.6 million, respectively for the three and six months ended June 30, 2002, compared to $603,000 and $ 1.7 million for the three and six months ended June 30, 2001. The change in cost of product revenues is primarily due to the change in product mix arising from the discontinued sales of Ridaura effective April 1, 2001 and to the continued growth of our OLUX and Luxiq product lines.

Research and Development

     Research and development expenses include salaries and benefits, laboratory supplies, external research programs, clinical studies and allocated overhead costs such as rent, supplies and utilities. In addition to clinical site payments, clinical costs include costs of manufacturing clinical supplies and costs associated with product stability studies. Research and development expenses were $5.6 million and $10.7 million for the three month and six month periods ended June 30, 2002, compared to $5.6 and $10.0 million for the comparable periods in 2001.

     We expect research and development expenses for our internally funded activities to remain at the same level or increase for the next few quarters, as we continue to develop our current products for new indications, as well as continue to engage in new product discovery and development activities, including the clinical trial activity stated above. We are unable to predict the total level of spending on any particular development program because of the uncertainty of clinical study programs and the timing of FDA approval.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $10.7 million and $20.3 million for the three and six months ended June 30, 2002, compared to $9.7 million and $17.3 million for the three and six month periods June 30, 2001. The increase in expenses was due to increased headcount and increased market research and sales promotions costs related to the launch of OLUX and Luxiq 50 gram units, OLUX and Luxiq physician samples, as well as the amortization of intangible assets associated with the acquisition of Soltec, over their estimated useful lives.

     We expect selling, general and administrative expenses to remain consistent or be slightly higher in 2002 due to the commencement of marketing efforts relating to the anticipated outcome of clinical trials for antifungal foam and anti-acne foam.

Acquired In-Process Research and Development

     In May 2002, we entered into an agreement with Yamanouchi Europe B.V. to license Velac® gel (a first in class combination of 1% clindamycin, and 0.025% tretinoin). We have licensed exclusive rights to develop and commercialize the product in the U.S. and Canada, and have licensed non-exclusive rights in Mexico. Under the terms of the agreement, we paid Yamanouchi an initial $2.0 million licensing fee, which we recorded as an in-process research and development expense during the quarter ended June 30, 2002, because the product remains in clinical development and has no alternative future use.

     In connection with the Soltec acquisition we recorded a charge of $1.1 million for acquired in-process research and development associated with the acquisition of Soltec, during the three month period ended June 30, 2001. Acquired in-process research and development consisted of several projects, which involved the use of novel technologies to improve the delivery of drugs. The projects were and still are in various stages of development and are subject to substantial risks, and did not have alternative future uses. The value of the in-process research and development was determined by an independent valuation expert using a discounted cash flow analysis with a rate of 20%. In addition, the stage of completion of each project was considered in determining the value.

Sale of Ridaura

     In April 2001, we sold our rights to Ridaura® including inventory and identified liabilities to Prometheus Laboratories Inc. for $9.0 million in cash plus a royalty on annual sales in excess of $4.0 million for the next five years. Ridaura® is a prescription pharmaceutical product for the treatment of rheumatoid arthritis. We accrued approximately $900,000 for transaction related costs and contractual liabilities incurred as of the date of the sale. After recognizing the above amounts, we recorded a gain on $8.1 million on this transaction.

Gain on sale of investments

     Gain on the sale of investments was $1.6 million for the three and six month periods ended June 30, 2002, compared to $0 and $122,000 for comparable periods in 2001. The gains are the result of sales of shares of InterMune, Inc. stock held by the Company.

Interest and other income (expense)

     Interest and other income were $366,000 and $796,000 for the three month and six month periods ended June 30, 2002, compared with $690,000 and $1.7 million for the comparable periods in 2001. The decrease in interest income during the three month period ended June 30, 2002 was due to lower interest rates during this period compared to the same period in 2001, as well as lower cash and investment balances. Other income also includes amounts received under sublease agreements that were entered into in the third quarter of 2001 and the second quarter of 2002.

     Interest and other expense was $60,000 and $135,000 for the three and six month periods ended June 30, 2002, compared with zero and $7,000 for the same periods in 2001. The increase in interest and other expense for three months ended June 30, 2002 compared to the same period in 2001 was primarily the result of the financing of business and D&O insurance which in prior years was paid for in cash instead of financed. Other expense also includes amounts paid on leased properties that are now subleased to third parties.

Gain (loss) on foreign exchange forward contract

     In February 2001, Connetics entered into a foreign exchange forward contract in connection with the Soltec acquisition. During the first quarter of 2001 we recorded a loss on this contract of $1.4 million. This loss was partially offset in the second quarter of 2001 when a gain of $840,000 was recorded on this same contract. The contract was terminated at the closing date of the Soltec acquisition in the second quarter of 2001.

Income Taxes

     We recognized income tax expense of $161,000 for the three month period ended June 30, 2002 related to a foreign tax provision recorded by our Australian subsidiary, Soltec. We recognized an income tax benefit of $63,000 for the six month period ended June 30, 2002, that reflects a tax benefit of $540,000 reduced by $477,000 of foreign tax provision recorded by Soltec. According to the provisions of the Job Creation and Worker Assistance Act of 2002 enacted on March 9, 2002, taxpayers are allowed to carry back net operation losses generated in 2001 and 2002 to offset alternative minimum tax paid in the last fiver years. For the tax year ending December 31, 2001, the Company incurred a net operating loss of approximately $25 million of which a portion of the net operating loss may be carried back to offset approximately $540,000 of alternative minimum tax incurred in the tax year ending December 31, 2000. We recognized income tax expense of $305,000 for the three and six month periods ended June 30, 2001, all related to foreign tax provisions recorded by Soltec.

Net Loss

     We expect to incur losses for the remainder of 2002 and the foreseeable future. These losses are expected to fluctuate from period to period based on timing of product revenues, sales and marketing expenses, clinical material purchases, clinical trial expenses, and possible acquisitions of new products and technologies.

LIQUIDITY AND CAPITAL RESOURCES

     Sources and Use of Cash. We have financed our operations to date primarily through proceeds from equity financings, sale of investments, collaborative arrangements with corporate partners, bank loans, gross margins and product revenues. At June 30, 2002, cash, cash equivalents and short-term investments totaled $37.1 million compared to $46.3 million at December 31, 2001. Our cash balances are held in a variety of interest-bearing instruments including high-grade corporate bonds, commercial paper and money market accounts.

     Cash flows from operating activities. Cash used in operations for the six month period ended June 30, 2002 and June 30, 2001 was $ 7.2 million and $ 15.3 million, respectively. Net loss of $8.5 million for the first six months of 2002 was affected by a non-cash charge of $1.0 million for depreciation and amortization and a $1.6 million gain on the sale of investments.

     Cash flows from investing activities. Investing activities provided $8.5 million in cash during the six month period ended June 30, 2002, due primarily to the sale of $30.4 million of short-term investments offset by $19.4 million of short term investment purchases. In addition, we invested approximately $2.5 million in construction and equipment costs related to the aerosol filling line at DPT and to the addition of lab space at Soltec.

     Cash flows from financing activities. Financing activities provided $4.2 million for the six months ended June 30, 2002, including $1.4 million representing the release of previously restricted certificates of deposit from our controlled disbursements account, security for building rent, and collateral on certain officers’ personal bank loans. We also received $2.9 million in proceeds from the issuance of common stock, net of costs, during the six month period ended June 30, 2002.

     Working Capital. Working capital decreased by $12.4 million to $31.6 million at June 30, 2002 from $44.0 million at December 31, 2001. Our working capital primarily decreased as we used cash in operations and in the construction of the aerosol filling line at DPT.

     Contractual Obligations and Commercial Commitments. There have been no material changes in the reported contractual obligations and commercial commitments since December 31, 2001. As of June 30, 2002, we had no off-balance sheet financing arrangements or commitments other than those disclosed in the Annual Report on Form 10-K/A for the year ended December 31, 2001, consisting primarily of operating lease agreements for our facilities as well as some purchase commitments under our contract manufacturing agreements.

     Restricted Cash and Cash Equivalents. In the six month period ended, $1.4 million was released from previously restricted certificates of deposit from our controlled disbursements account, security for building rent, and collateral on certain officers’ personal bank loans. As of June 30, 2002, $710,000 of our total cash and cash equivalents balance was restricted cash, held in various certificates of deposit, for specific purposes.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS, FINANCIAL CONDITION AND THE MARKET PRICE OF SECURITIES

Please also read Item 1 in our 2001 Annual Report on Form 10-K/A where we have described our business and the challenges and risks we may face in the future.

     There are many factors that affect our business and results of operations, some of which are beyond our control. In our Annual Report on Form 10-K/A we list some of the important factors that may cause the actual results of our operations in future periods to differ materially from the results currently expected or desired. Due to these factors, we believe that quarter-to-quarter comparisons of our results of operations are not a good indication of our future performance. The factors discussed in our reports filed with the Securities and Exchange Commission, including our Annual Report on form 10-K/A for the year ended December 31, 2001, in particular under the caption “Factors That May Affect Future Results, Financial Condition and the Market Price of Securities,” should be carefully considered when evaluating our business and prospects.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     On May 16, 2002, we held our annual meeting of stockholders. At the meeting, the stockholders approved the following matters by the following votes:

1)	Election of the following directors:

	FOR	WITHHELD

Alexander E. Barkas, MD	26,686,430	665,968
Eugene Bauer, MD	26,687,030	665,368
John C. Kane	26,721,430	630,968
Thomas D. Kiley	26,721,630	630,768
Glenn A. Oclassen	26,686,730	665,668
Leon E. Panetta	26,684,117	668,281
G. Kirk Raab	26,905,458	446,940
Thomas G. Wiggans	24,027,582	3,324,816

2)	Ratification of the appointment of Ernst & Young LLP to serve as the Company’s independent auditors for the fiscal year ended December 31, 2002.

FOR	AGAINST	ABSTAIN

26,755,668	591,155	5,574

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

10.1	Sublease agreement dated June 20, 2002, by and between Connetics (Sublessor), and Tolerion, Inc., a Delaware corporation (Sublessee)

10.2*	License and development agreement dated May 14, 2002, by and between Connetics and Yamanouchi Europe B.V.

*      Certain confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.

(b)	Reports on Form 8-K.

We filed the Current Reports on Form 8-K during the quarter ended June 30, 2002:

(i)	We filed a Current Report on Form 8-K dated May 14, 2002, with the Securities and Exchange Commission on May 24, 2002, under Item 5. Other Events, and Item 7. Financial Statements and Exhibits.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONNETICS CORPORATION

By:	/s/ JOHN L. HIGGINS

John L. Higgins Exec. Vice President, Finance and Corporate Development and Chief Financial Officer

Date: August 14, 2002

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Sublease agreement dated June 20, 2002, by and between Connetics (Sublessor), and Tolerion, Inc., a Delaware corporation (Sublessee)

10.2*	License and development agreement dated May 14, 2002, by and between Connetics and Yamanouchi Europe B.V.

*      Certain confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.