Form 10-Q
period 2002-09-30
CONNETICS CORP
filed 2002-11-13
CIK 1004960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

Commission file number: 0-27406

CONNETICS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3173928 (IRS Employer Identification Number)

3290 West Bayshore Road
Palo Alto, California 94303
(Address of principal executive offices)

Registrant’s telephone number, including area code: (650) 843-2800

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.  Yes [X]    No [   ]

     As of November 8, 2002, 31,077,201 shares of the Registrant’s common stock were outstanding, at $0.001 par value.

CONNETICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONNETICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)
(Unaudited)

	September 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$4,901	$3,603
Short-term investments	24,130	42,734
Restricted cash	410	1,539
Accounts receivable, net	8,533	5,392
Other current assets	2,352	1,204

Total current assets	40,326	54,472
Property and equipment, net	5,566	3,167
Restricted cash	300	600
Deposits and other assets	668	332
Goodwill, net	6,271	6,132
Other intangible assets, net	6,876	7,624

Total assets	$60,007	$72,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,935	$3,636
Accrued payroll and related expenses	2,450	2,599
Accrued process development expenses	971	1,209
Other accrued current liabilities	1,635	1,507
Notes payable	221	—
Other current liabilities	720	663
Current portion of deferred revenue	457	832

Total current liabilities	10,389	10,446
Deferred revenue, net of current portion	428	527
Stockholders’ equity:
Preferred stock	—	—
Common stock and additional paid-in capital	168,297	164,300
Deferred compensation	(53)	(69)
Accumulated deficit	(120,477)	(109,498)
Accumulated other comprehensive income	1,423	6,621

Total stockholders’ equity	49,190	61,354

Total liabilities and stockholders’ equity	$60,007	$72,327

See accompanying notes to condensed consolidated financial statements.

CONNETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Product	$12,449	$7,650	$34,012	$21,882
Royalty	741	425	2,156	548
License, contract and other	451	123	1,630	1,789

Total revenues	13,641	8,198	37,798	24,219

Operating costs and expenses:
Cost of product revenues	1,116	700	2,765	2,408
Research and development	7,014	4,460	17,667	14,433
Selling, general and administrative	8,497	8,761	28,823	26,071
Acquired in-process research and development	—	—	2,000	1,080
Charge for Relaxin and related liabilities	—	—	312	5,976

Total operating costs and expenses	16,627	13,921	51,567	49,968

Loss from operations	(2,986)	(5,723)	(13,769)	(25,749)
Interest and other income	416	491	1,213	2,182
Gain on sale of investments	516	—	2,086	122
Gain (loss) on foreign exchange forward contract	—	—	—	(554)
Gain on sale of Ridaura product line	—	—	—	8,055
Interest and other expense	(308)	(21)	(444)	(27)

Loss before income taxes	(2,362)	(5,253)	(10,914)	(15,971)
Income tax expense	(128)	(165)	(65)	(469)

Net loss	$(2,490)	$(5,418)	$(10,979)	$(16,440)

Basic and diluted loss per share	$(0.08)	$(0.18)	$(0.36)	$(0.55)

Shares used to calculate loss per share	30,866	29,920	30,656	29,801

See accompanying notes to condensed consolidated financial statements.

CONNETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(10,979)	$(16,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,541	1,339
Gain on sale of investment	(2,086)	(122)
Gain on sale of Ridaura product line	—	(8,055)
Stock compensation expense	170	1,568
Acquired in-process research and development	—	1,080
Loss on foreign exchange forward contract	—	555
Changes in assets and liabilities, excluding effects of acquisition
Accounts receivable	(3,141)	(8)
Other assets	(941)	(779)
Accounts payable	298	(1,348)
Accrued and other current liabilities	(202)	1,843
Deferred revenue	(474)	101

Net cash used in operating activities	(15,814)	(20,266)

Cash flows from investing activities:
Purchases of short-term investments	(26,151)	(40,439)
Sales and maturities of short-term investments	41,595	26,289
Purchases of property and equipment	(3,331)	(762)
Proceeds from sale of Ridaura product line	—	8,979
Acquisition of a business, net of cash acquired	—	(16,611)

Net cash provided by (used in) investing activities	12,113	(22,544)

Cash flows from financing activities:
Restricted cash	1,429	(1,859)
Payment of notes payable	(322)	(750)
Payments on obligations under capital leases	—	(37)
Proceeds from issuance of common stock, net of issuance costs	3,844	1,020

Net cash provided by (used in) financing activities	4,951	(1,626)
Effect of foreign currency exchange rates on cash and cash equivalents	48	(3)

Net change in cash and cash equivalents	1,298	(44,439)
Cash and cash equivalents at beginning of period	3,603	58,314

Cash and cash equivalents at end of period	$4,901	$13,875

See accompanying notes to condensed consolidated financial statements.

CONNETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

1. Basis of Presentation and Policies

     We have prepared the accompanying unaudited condensed consolidated financial statements of Connetics Corporation (“Connetics”) in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. Certain prior year balances have been reclassified for comparative purposes.

     These interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of Connetics and its financial statements, we recommend reading these unaudited, condensed, consolidated financial statements and notes in conjunction with audited financial statements and notes to those financial statements for the year ended December 31, 2001, which are included in our Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission.

Principles of Consolidation

     Effective April 20, 2001, we acquired Soltec Research Pty Ltd., or Soltec. In October 2002, we changed Soltec’s name to Connetics Australia Pty Ltd. The accompanying unaudited condensed consolidated financial statements include the accounts of Connetics and its wholly-owned subsidiary, Connetics Australia, since April 20, 2001, the day following the acquisition. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

     Management makes estimates and assumptions when preparing financial statements in conformity with accounting principles generally accepted in the United States. These estimates and assumptions affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

     Product Sales. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, when title has passed, generally upon shipment, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. We recognize product revenue net of allowances for estimated returns, rebates, and chargebacks. We are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. To date we have not experienced significant returns of expired product. Product shipping and handling costs are included in cost of product revenues.

     Royalty Revenue. Royalties from licensees are based on third-party sales. We recognize royalties in the quarter in which the royalty payment is either received from the licensee or may be reasonably estimated, which is typically one quarter following the related sale by the licensee.

     Royalty expenses directly related to product sales are classified in cost of product revenues. Royalty expenses related to agreements with Connetics Australia are eliminated in consolidation.

     Contract Revenue. We record contract revenue for research and development, or R&D, as it is earned based on the performance requirements of the contract. We recognize non-refundable contract fees for which no further performance obligation exists, and for which Connetics has no continuing involvement, on the earlier of when the payments are received or when collection is assured.

CONNETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2002
(Unaudited)

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

Foreign Currency

     Connetics Australia’s functional currency is the Australian dollar. We translate Connetics Australia’s local currency balance sheet into U.S. dollars using the exchange rates in effect at the balance sheet date; for revenue and expense accounts we use a weighted average exchange rate during the period. Foreign currency translation adjustments are recorded in comprehensive income (loss). Net gains and losses resulting from foreign exchange transactions are included in the consolidated statement of operations and were immaterial for the nine months ended September 30, 2002 and the year ended December 31, 2001.

Income Taxes

     We recognized income tax expense of $128,000 for the three-month period ended September 30, 2002 related to a foreign tax provision recorded by our Australian subsidiary, Connetics Australia. We recognized a net income tax expense of $65,000 for the nine month period ended September 30, 2002, that reflects the foreign tax provision recorded by Connetics Australia of $605,000 reduced by the tax benefit of $540,000 previously recorded in the first quarter of 2002. According to the provisions of the U.S. Job Creation and Worker Assistance Act of 2002 enacted on March 9, 2002, taxpayers are allowed to carry back net operating losses generated in 2001 and 2002 to offset alternative minimum tax paid in the last five years. For the tax year ending December 31, 2001, the Company incurred a net operating loss of approximately $25 million of which a portion of the net operating loss may be carried back to offset approximately $540,000 of alternative minimum tax incurred in the tax year ending December 31, 2000. We recognized income tax expense of $165,000 for the three-month period ended September 30, 2001 and $469,000 for the nine-month period ended September 30, 2001, all related to foreign tax provisions recorded by Connetics Australia.

CONNETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2002
(Unaudited)

Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements and assets acquired under capital lease arrangements are amortized over the shorter of the estimated useful lives of the assets or the lease term.

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

Recent Accounting Pronouncements

     SFAS 142. In July 2001 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, effective January 1, 2002, we are no longer required to amortize goodwill and intangible assets with indefinite lives, but are required to periodically review these assets for impairment. Intangible assets determined to have definite lives will continue to be amortized over their useful lives. We adopted SFAS 142 effective January 1, 2002 and reclassified amounts to goodwill that were previously allocated to assembled workforce. When we adopted SFAS 142, we ceased amortizing goodwill previously representing an expense of approximately $700,000 per year. In conjunction with the implementation of SFAS 142 we performed an impairment test of goodwill as of January 1, 2002, which did not result in an impairment charge at transition. We continue to monitor the carrying value of goodwill through the required annual impairment tests. See also Note 4 “Goodwill and Other Intangible Assets.”

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

CONNETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2002
(Unaudited)

     SFAS 146. In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit and Disposal Activities” (“SFAS 146”). This statement revises the accounting for exit and disposal activities under Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” A formal commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most exit and disposal costs. Instead, companies will record exit or disposal costs when they are incurred and can be measured at fair value, rather than when the company commits to such an activity. The provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Upon the adoption of SFAS 146, previously issued financial statements shall not be restated. We will assess the impact of adoption of SFAS 146 based on the nature of transactions ongoing at the adoption date.

2. Net Income (Loss) Per Share

     We compute basic net income (loss) per common share by dividing net income (loss) applicable to common stockholders by the weighted average of common shares outstanding during the period. We compute diluted net income per share using the weighted average of common and diluted equivalent stock options and warrants outstanding during the period. We excluded all stock options and warrants from the calculation of diluted loss per common share for the nine months ended September 30, 2002 and September 30, 2001 because these securities are anti-dilutive during these periods.

3. Comprehensive Loss

     During the three and nine month periods ended September 30, 2002, total comprehensive loss amounted to $2.4 million and $16.2 million, respectively, compared to a comprehensive loss of $5.1 million and $17.5 million for the comparable periods in 2001. The components of comprehensive loss for the three and nine month periods ended September 30, 2002 and September 30, 2001 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands)
Net loss	$(2,490)	$(5,418)	$(10,979)	$(16,440)
Foreign currency translation adjustment	(31)	(2)	48	(3)
Change in unrealized gain (loss) on securities, net of reclassification adjustments for realized gain (loss)	94	348	(5,246)	(1,064)

Comprehensive loss	$(2,427)	$(5,072)	$(16,177)	$(17,507)

4. Goodwill and Other Intangible Assets

     In April 2001, we acquired Connetics Australia (then called Soltec) and accounted for the acquisition using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. We purchased all of the shares of Connetics Australia’s capital stock for cash of $16.9 million plus transaction costs of approximately $250,000. The purchase price was allocated to: existing technology of $6.8 million, goodwill of $6.6 million, tangible net assets assumed of $1.3 million, patents and core technology of $1.2 million, acquired in-process research and development of $1.1 million, and assembled workforce of $150,000.

CONNETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2002
(Unaudited)

     When we adopted SFAS 142 effective January 1, 2002 we reclassified amounts to goodwill that were previously allocated to assembled workforce. At that time, we ceased amortizing goodwill previously representing an expense of approximately $700,000 per year.

     We will continue to amortize other intangible assets that meet the criteria for separate recognition from goodwill over their useful lives. We completed a transitional goodwill impairment test as of January 1, 2002 in the second quarter of fiscal 2002, which did not result in an impairment charge. SFAS 142 also requires that goodwill be tested for impairment on an annual basis or more frequently if indicators of potential impairment exist. We are still in the process of selecting the date on which to perform the annual test.

Changes in the carrying amount of goodwill for the nine-month period ended September 30, 2002, is as follows (in thousands):

Balance as of December 31, 2001	$6,132
Reclassification of net intangible asset — assembled workforce into goodwill	139

Balance as of September 30, 2002	$6,271

     The components of our other intangible assets at September 30, 2002, are as follows (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Net

Existing technology	$6,810	$(993)	$5,817
Patents	1,307	(248)	1,059

Total	$8,117	$(1,241)	$6,876

     Amortization expense for our other intangible assets was $202,000 for the three months ended September 30, 2002 and $609,000 for the nine months ended September 30, 2002. For the comparable periods of the previous year we reported, $191,000 and $381,000, respectively. The second quarter of 2001 was the first quarter during 2001 that we recognized amortization expense.

     The expected future amortization expense of our other intangible assets is as follows (in thousands):

Amortization Expense

For the nine month period ended September 30, 2002	$609
Remaining three months in 2002	201

Total for the year ended December, 31, 2002	$810
For the year ended December 31, 2003	$805
For the year ended December 31, 2004	$805
For the year ended December 31, 2005	$805
For the year ended December 31, 2006	$805
For the year ended December, 31 2007	$805
Thereafter	$2,650

CONNETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2002
(Unaudited)

     SFAS 142 does not permit restatement of previously issued financial statements. The following table sets forth pro forma operating results and per share information for Connetics for the three and nine month periods ended September 30, 2001, as adjusted to exclude goodwill amortization expense.

	Three Months	Nine Months
	Ended	Ended
	September 30, 2001	September 30, 2001

Reported net loss	$(5,418)	$(16,440)
Add back: goodwill amortization	168	309

Net loss excluding goodwill amortization	(5,250)	(16,131)

Reported basic and diluted loss per share	$(0.18)	$(0.55)
Add back: goodwill amortization	0.00	0.01

Basic and diluted loss per share excluding goodwill amortization	$(0.18)	$(0.54)

Shares used to calculate loss per share	29,920	29,801

5. Licensing Agreement with Pharmacia

     At the end of December 2001, we entered into an agreement granting Pharmacia Corporation exclusive global rights, excluding Japan, to our proprietary foam drug-delivery technology for use with Pharmacia’s Rogaine® hair loss treatment. Under the agreement, Pharmacia paid an initial licensing fee. They will also make milestone payments as well as royalty payments on product sales. Pharmacia will be responsible for product development activities and costs, and we have agreed to provide certain pre-clinical development support. In connection with this agreement, we recognized $125,000 of contract revenue in the three month period ended September 30, 2002 from amounts previously received and deferred. We recognized a total of $625,000 of contract revenue in the nine month period ended September 30, 2002 related to this agreement.

6. License for Liquipatch

     In March 2002, Connetics Australia expanded its exclusive global license to Novartis Consumer Health S.A. to cover Liquipatch drug-delivery system for use in topical antifungal applications. Novartis exercised its right to expand the license agreement, and will continue to be responsible for all product development costs, and pay Connetics Australia license fees, milestone payments and royalties on future product sales. We recognized contract revenue related to this agreement of $580,000 in the quarter ended March 31, 2002 and $0 in each of the quarters ended June 30, 2002 and September 30, 2002.

7. DPT Laboratories, Ltd.

     In March 2002, we entered into an agreement with DPT Laboratories, Ltd. to construct an aerosol filling line at DPT’s plant on their premises in Texas. The agreement is retroactive to November 1, 2001, to cover certain pre-construction payments we made in December 2001. We are responsible for the cost of the construction and the related equipment, which is currently expected to be approximately $2.6 million. We are also obligated to pay rent for the facility during the 10 year term of the agreement. To date we have incurred approximately $56,000 in annual rent expense related to this agreement. DPT and Connetics simultaneously entered into a manufacturing agreement

CONNETICS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2002
(Unaudited)

for DPT to manufacture and fill Connetics’ commercial aerosol products. We are also party to a separate research and development agreement for the manufacture of clinical supplies for our aerosol products and product candidates.

8. Yamanouchi Europe B.V.

     In May 2002, we entered into an agreement with Yamanouchi Europe B.V. to license Velac® gel (a combination of 1% clindamycin, and 0.025% tretinoin). We have licensed exclusive rights to develop and commercialize the product in the U.S. and Canada, and have licensed non-exclusive rights in Mexico. Under the terms of the agreement, we paid Yamanouchi an initial $2 million licensing fee that we recognized as in-process research and development expense during the quarter ended June 30, 2002, because the product remains in clinical development and has no alternative future use.

9. Subsequent Event

     On October 28, 2002, we announced that the U.S. Food and Drug Administration (FDA) issued an approvable letter to Connetics for its supplemental New Drug Application (sNDA) to expand label claims for OLUX to include the treatment of non-scalp psoriasis. Final approval is subject to finalization of ongoing discussions regarding product labeling. We continue to anticipate final approval of the sNDA by calendar year end. OLUX is currently approved as a treatment for steroid-responsive scalp dermatoses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This MD&A should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2001, and with the unaudited condensed consolidated financial statements and notes to financial statements included in this report. Our disclosure and analysis in this Report, in other reports that we file with the Securities and Exchange Commission, in our press releases and in public statements of our officers contain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. They use words such as “anticipate,” “estimate,” “expect,” “will,” “may,” “intend,” “plan,” “believe” and similar expressions in connection with discussion of future operating or financial performance. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. Forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors mentioned in this Report — for example, governmental regulation and competition in our industry — will be important in determining future results. No forward-looking statement can be guaranteed, and actual results may vary materially from those anticipated in any forward-looking statement. Some of the factors that, in our view, could cause actual results to differ are discussed under the caption “Factors That May Affect Future Results, Financial Condition and the Market Price of Securities” and in our Annual Report on Form 10-K/A. Our historical operating results are not necessarily indicative of the results to be expected in any future period.

Overview

     Our business is focused on the dermatology marketplace, which is characterized by a large patient population that is served by relatively small, and therefore more accessible, groups of treating physicians. We currently market two pharmaceutical products, Luxíq® and OLUX®. Both products have clinically proven therapeutic advantages and we are providing quality customer service to physicians through our experienced sales and marketing staff. In December 2001, we filed a supplemental New Drug Application, or sNDA, with the FDA, requesting clearance to market OLUX for expanded usage. On October 28, 2002, we announced that the FDA issued an approvable letter in connection with the sNDA to expand label claims for OLUX to include the treatment of non-scalp psoriasis. Final approval is subject to finalization of ongoing discussions regarding product labeling. We continue to anticipate final approval of the sNDA by calendar year end.

     During the second quarter of 2002, we announced the initiation of two Phase III clinical programs. The first program is for Actiza™, a formulation of 1% clindamycin in the Company’s proprietary foam delivery system, for the treatment of acne. The clinical program for Actiza™ consists of two Phase III trials in which patients will be treated for 12 weeks in a double-blinded placebo and active controlled format. Subject to successful outcome of these trials, we intend to submit a new Drug Application to the FDA in late 2003. The second clinical program is for Extina™, a formulation of 2% ketoconazole in the Company’s proprietary foam delivery system, for the treatment of seborrheic dermatitis. The four week, double-blinded, placebo and active controlled trial is designed to include 600 patients at 28 centers. Subject to a successful outcome of this trial, we intend to submit a New Drug Application to the FDA in 2003.

Results of Operations

Revenues

	Three Months Ended		Nine months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands)
Revenues
Product:
OLUX®	8,532	4,100	23,059	9,022
Luxíq®	3,875	3,500	10,849	10,795
Other	42	50	104	50
Ridaura®	—	—	—	2,015

Total product revenues	12,449	7,650	34,012	21,882
License, contract and royalty:
Royalty	741	425	2,156	548
Novartis	—	—	580	—
Pharmacia	125	—	625	—
InterMune	250	—	250	771
Celltech	—	—	—	756
Other contract	76	123	175	262

Total license, contract and royalty revenues	1,192	548	3,786	2,337

Total revenues	13,641	8,198	37,798	24,219

     Our product revenues were $12.4 million for the three months ended September 30, 2002, and $34.0 million for the nine months ended September 30, 2002, compared to $7.7 million and $21.9 million for the three and nine months ended September 30, 2001. The increase in total product revenues for the three and nine months ended September 30, 2002 was primarily due to continued sales growth in the number of units of OLUX sold. In April 2001 we sold our rights to Ridaura, including inventory, to Prometheus Laboratories, Inc. for $9.0 million in cash plus a royalty on annual sales in excess of $4.0 million for the next five years. We have recognized zero royalty revenue to date as a result of this transaction. We recognized product revenue on sales of Ridaura until the April 2001 sale of that product line to Prometheus.

     Contract and royalty revenues were $1.2 million for the three month period ended September 30, 2002 and $3.8 million for the nine month period ended September 30, 2002, compared to $548,000 and $2.3 million for the three and nine months ended September 30, 2001. The increase in year-to-date contract and royalty revenue is attributable to income received under contract and royalty agreements entered into by Connetics Australia, following the acquisition of that company in April 2001. We expect contract revenues to fluctuate significantly depending on achieving milestones under existing agreements, and on new business opportunities.

     Effective April 1, 2000 we assigned to InterMune, Inc. (formerly InterMune Pharmaceuticals, Inc.) our remaining rights and obligations under a license with Genentech for Actimmune and the corresponding supply agreement. In exchange, InterMune paid us approximately $5.2 million, which included the prepayment of a $1.0 million obligation owed in 2002. An additional $942,000 was paid the end of March 2001, and was offset by related product rebates and chargebacks of $171,000. In August 2002, we entered into an agreement with InterMune, Inc. to terminate our exclusive option for certain rights in the dermatology field in exchange for an up-front, non-refundable payment of $250,000. We recognized the full amount of this revenue in the three months ended September 30, 2002.

Cost of Product Revenues

     Our cost of product revenues includes the costs of manufacturing Luxíq and OLUX and (until April 2001) Ridaura, royalty payments based on a percentage of our product revenues and product freight and distribution costs from CORD Logistics, Inc., the third party that handles all of our product distribution activities. Miza Pharmaceuticals (formerly CCL Pharmaceuticals) manufactures Luxíq and OLUX for us in England. We qualified one new vendor and are in the process of qualifying one additional vendor to manufacture these products for us in the United States. We recorded costs of product revenues of $1.1 million and $2.8 million, respectively for the three and nine months ended September 30, 2002, compared to $700,000 and $2.4 million for the three and nine months ended September 30, 2001. The cost of product revenues as a percent of product revenues decreased for the nine month period ended September 30, 2002 compared to the nine month period ended September 30, 2001. This is primarily due to the change in product mix arising from the discontinued sales of Ridaura effective April 1, 2001.

Research and Development

     Research and development expenses include salaries and benefits, laboratory supplies, external research programs, clinical studies and allocated overhead costs such as rent, supplies and utilities. In addition to clinical site payments, clinical costs include costs of manufacturing clinical supplies and costs associated with product stability studies. Research and development expenses were $7.0 million for the three month period ended September 30, 2002, and $17.7 million for the nine month period ended September 30, 2002, compared to $4.5 million and $14.4 million for the comparable periods in 2001. During the second quarter of 2002, we announced the initiation of two Phase III clinical programs. The first program is for Actiza™, a formulation of 1% clindamycin in the Company’s proprietary foam delivery system, for the treatment of acne. The clinical program for Actiza™ consists of two Phase III trials in which patients will be treated for 12 weeks in a double-blinded placebo and active controlled format. Subject to successful outcome of these trials, we intend to submit a New Drug Application to the FDA in late 2003. The second clinical program is for Extina™, a formulation of 2% ketoconazole in the Company’s proprietary foam delivery system, for the treatment of seborrheic dermatitis. The four week, double-blinded, placebo and active controlled trial is designed to include 600 patients at 28 centers. Subject to a successful outcome of this trial, we intend to submit a New Drug Application to the FDA in 2003.

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

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $8.5 million for the three months ended September 30, 2002, and $28.8 million for the nine months ended September 30, 2002, compared to $8.8 million and $26.1 million for the three and nine month periods September 30, 2001. The increase in expenses in the nine month period ended September 30, 2002 was due to increased headcount and increased market research and sales promotions costs related to the launch of OLUX and Luxíq 50 gram units, OLUX and Luxíq physician samples, higher sales commissions resulting from increased sales levels, as well as the amortization of intangible assets associated with the acquisition of Connetics Australia, over their estimated useful lives.

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

     In April 2001, we completed the acquisition of Soltec for approximately $16.9 million. In October 2002, we changed Soltec’s name to Connetics Australia Pty Ltd. We accounted for this transaction using the purchase method and allocated $1.1 million of the purchase price to in-process research and development, based on an independent valuation, and the balance to the tangible assets of Connetics Australia, existing developed technology and goodwill. Acquired in-process research and development consisted of several projects, which involved the use of novel technologies to improve the delivery of drugs. The projects were and still are in various stages of development and are subject to substantial risks, and did not have alternative future uses. The value of the in-process research and development was determined by an independent valuation expert using a discounted cash flow analysis with a rate of 20%. In addition, the stage of completion of each project was considered in determining the value.

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

Gain on sale of investments

     Gain on the sale of investments was $516,000 for the three month period ended September 30, 2002 and $2.1 million for the nine month period ended September 30, 2002, compared to $0 and $122,000 for comparable periods in 2001. The gains are the result of sales of shares of InterMune, Inc. stock held by Connetics.

Interest and other income (expense)

     Interest and other income were $416,000 for the three month period ended September 30, 2002, and $1.2 million for the nine month period ended September 30, 2002, compared with $491,000 and $2.2 million for the comparable periods in 2001. The decrease in interest income during the three and nine month periods ended September 30, 2002 is due to lower interest rates during this period compared to the same period in 2001, as well as lower cash and investment balances. Other income also includes amounts received under sublease agreements that were entered into in the third quarter of 2001 and the second quarter of 2002.

     Interest and other expense was $308,000 for the three month period ended September 30, 2002, and $444,000 for the nine month period ended September 30, 2002, compared with $21,000 and $27,000 for the same periods in 2001. The increase in interest and other expense for three and nine months ended September 30, 2002 compared to the same period in 2001 is primarily the result of the financing of business and director and officer liability insurance, which in prior years we paid for in cash instead of financed. Other expense also includes rents and maintenance related expenses paid on leased properties that are now subleased to third parties.

Gain (loss) on foreign exchange forward contract

     In February 2001, Connetics entered into a foreign exchange forward contract in connection with the Connetics Australia acquisition. During the first quarter of 2001 we recorded a loss on this contract of $1.4 million. This loss was partially offset in the second quarter of 2001 when a gain of $840,000 was recorded on this same contract. The contract was terminated at the closing date of the Connetics Australia acquisition in the second quarter of 2001.

Income Taxes

     We recognized income tax expense of $128,000 for the three month period ended September 30, 2002 related to a foreign tax provision recorded by our Australian subsidiary, Connetics Australia. We recognized a net income tax expense of $65,000 for the nine month period ended September 30, 2002, that reflects the foreign tax provision recorded by Connetics Australia of $605,000 reduced by a tax benefit of $540,000 recorded in the first quarter of 2002. According to the provisions of the U.S. Job Creation and Worker Assistance Act of 2002 enacted on March 9, 2002, taxpayers are allowed to carry back net operating losses generated in 2001 and 2002 to offset alternative minimum tax paid in the last five years. For the tax year ending December 31, 2001, the Company incurred a net operating loss of approximately $25 million of which a portion of the net operating loss may be carried back to offset approximately $540,000 of alternative minimum tax incurred in the tax year ending December 31, 2000. We recognized income tax expense of $165,000 for the three month period ended September 30, 2001, and $469,000 for the nine month period ended September 30, 2001, all related to foreign tax provisions recorded by Connetics Australia.

Net Loss

     We expect to incur losses for the remainder of 2002 and into 2003. These losses are expected to fluctuate from period to period based on timing of product revenues, sales and marketing expenses, clinical material purchases, clinical trial expenses, and possible acquisitions of new products and technologies.

Liquidity and Capital Resources

     Sources and Use of Cash. We have financed our operations to date primarily through proceeds from equity financings, sale of investments, collaborative arrangements with corporate partners, bank loans, gross margins and product revenues. At September 30, 2002, cash, cash equivalents and short-term investments totaled $29.0 million compared to $46.3 million at December 31, 2001. Our cash balances are held in a variety of interest-bearing instruments including high-grade corporate bonds, commercial paper and money market accounts.

     Cash flows from operating activities. Cash used in operations for the nine month period ended September 30, 2002 and September 30, 2001 was $ 15.8 million and $ 20.3 million, respectively. Cash used in operations for the first nine months of 2002 was comprised primarily of net loss of $11.0, an increase in accounts receivable of $3.1 million and $2.1 million gain on the sale of investments, offset by depreciation and amortization of $1.5 million.

     Cash flows from investing activities. Investing activities provided $12.1 million in cash during the nine month period ended September 30, 2002, due primarily to the sale of $41.6 million of short-term investments offset by $26.2 million of short term investment purchases. In addition, we invested approximately $2.5 million in construction and equipment costs related to the aerosol filling line at DPT and to the addition of lab space at Connetics Australia.

     Cash flows from financing activities. Financing activities provided $5.0 million for the nine months ended September 30, 2002, including $1.4 million representing the release of previously restricted certificates of deposit from our controlled disbursements account, security for building rent, and collateral on certain officers’ personal bank loans. We also received $3.8 million in proceeds from the issuance of common stock, net of costs, during the nine month period ended September 30, 2002.

     Working Capital. Working capital decreased by $14.1 million to $29.9 million at September 30, 2002 from $44.0 million at December 31, 2001. Our working capital primarily decreased as we used cash in operations and in the construction of the aerosol filling line at DPT.

     Contractual Obligations and Commercial Commitments. There have been no material changes in the contractual obligations and commercial commitments since December 31, 2001. As of September 30, 2002, we had no off-balance sheet financial arrangements and have no significant commitments other than those disclosed in the Annual Report on Form 10-K/A for the year ended December 31, 2001, consisting primarily of operating lease agreements for our facilities as well as some purchase commitments under our contract manufacturing agreements.

     Restricted Cash and Cash Equivalents. In the nine month period ended September 30, 2002, $1.4 million was released from previously restricted certificates of deposit from our controlled disbursements account, security for building rent, and collateral on certain officers’ personal bank loans. As of September 30, 2002, $710,000 of our total cash and cash equivalents balance was restricted cash, held in various certificates of deposit, for specific purposes.

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

Item 4. Controls and Procedures

     Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of Connetics’ disclosure controls and procedures. This evaluation was performed within 90 days before the filing date of this quarterly report. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Based on their evaluation, the CEO and CFO concluded that the company’s disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports. There have been no significant changes in Connetics’ internal controls or in other factors that could significantly affect internal controls since their evaluation.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

99.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

     We filed the following Current Reports on Form 8-K during the quarter ended September 30, 2002:

(i)	We filed an amended Current Report on Form 8-K/A-2 dated December 21, 2001, with the Securities and Exchange Commission on July 12, 2002, under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

(ii)	We filed a Current Report on Form 8-K dated September 12, 2002, with the Securities and Exchange Commission on September 16, 2002, under Item 5, Other Events.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONNETICS CORPORATION

By:	/s/ JOHN L. HIGGINS

John L. Higgins Exec. Vice President, Finance and Corporate Development and Chief Financial Officer

Date: November 13, 2002

CERTIFICATION BY CHIEF EXECUTIVE OFFICER

I, Thomas G. Wiggans, certify that:

1. I have reviewed this annual report on Form 10-Q of Connetics Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Thomas G. Wiggans

Thomas G. Wiggans
President and Chief Executive Officer

CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, John L. Higgins, certify that:

1. I have reviewed this annual report on Form 10-Q of Connetics Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ John L. Higgins

John L. Higgins
Executive Vice President, Finance and Corporate Development
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

99.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002