Form 10-K
period 2002-12-31
CONNETICS CORP
filed 2003-03-06
CIK 1004960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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
Preferred Share Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☒  NO ☐

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $354,126,000 as of March 3, 2003, based upon the closing sale price on the Nasdaq National Market reported for that date. The calculation excludes shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     There were 31,398,567 shares of registrant’s common stock issued and outstanding as of March 3, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Report, to the extent that it is not set forth in this Report, is incorporated by reference to the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 14, 2003.

PART I
Item 1. Business
PRODUCT CANDIDATES AND CLINICAL TRIALS
ROYALTY-BEARING PRODUCTS AND LICENSED TECHNOLOGY
SALES AND MARKETING
COMPETITION
CUSTOMERS
RESEARCH AND DEVELOPMENT AND PRODUCT PIPELINE
PATENTS AND PROPRIETARY RIGHTS
TRADEMARKS
MANUFACTURING
WAREHOUSING AND DISTRIBUTION
GOVERNMENT REGULATION
MARKETING TO HEALTHCARE PROFESSIONALS
MARKETING EXCLUSIVITY
THIRD PARTY REIMBURSEMENT
RELAXIN DEVELOPMENT PROGRAM
ENVIRONMENTAL REGULATION
EMPLOYEES
FACTORS AFFECTING OUR BUSINESS AND PROSPECTS
AVAILABLE INFORMATION
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Company’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Our Directors and Executive Officers
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
CERTIFICATION BY CHIEF EXECUTIVE OFFICER
CERTIFICATION BY CHIEF FINANCIAL OFFICER
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
CONNETICS CORPORATION CONSOLIDATED BALANCE SHEETS
CONNETICS CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
CONNETICS CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONNETICS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
Connetics Corporation Index to Exhibits Item 15(c)
EXHIBIT 10.12
EXHIBIT 21
EXHIBIT 23.1
EXHIBIT 99.1
EXHIBIT 99.2

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

     Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we may not achieve these plans, intentions or expectations. Forward-looking statements in this Report include, but are not limited to, those relating to the commercialization of our currently marketed products, the progress of our product development programs, developments with respect to clinical trials and the regulatory approval process, developments related to acquisitions and development of drug candidates, and developments relating to our sales and marketing capabilities. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Report. In particular, this Report sets forth important factors that could cause actual results to differ materially from our forward-looking statements. These factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, and other factors not currently known to us, may be significant, now or in the future, and the factors set forth in this Report may affect us to a greater extent than indicated. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Report. Except as required by law, we do not undertake any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

THE COMPANY

     References in this Report to “Connetics,” “the Company,” “we,” “our” and “us” refer to Connetics Corporation, a Delaware corporation, and its consolidated subsidiaries. Unless the context specifically requires otherwise, “we” includes Connetics Australia Pty Ltd. Our principal executive offices are located at 3290 West Bayshore Road, Palo Alto, California 94303. Our telephone number is (650) 843-2800. Connetics®, Luxíq®, and OLUX® are registered trademarks, and Extina™, Actiza™, Liquipatch™, Solux™ and the seven interlocking “C’s” design are trademarks, of Connetics. All other trademarks or service marks appearing in this Report are the property of their respective companies. We disclaim any proprietary interest in the marks and names of others.

     Connetics is a specialty pharmaceutical company focusing exclusively on the treatment of dermatological conditions. We currently market two pharmaceutical products, OLUX® Foam (clobetasol propionate), 0.05%, and Luxíq® Foam (betamethasone valerate), 0.12%. Our commercial business is focused on the dermatology marketplace, which is characterized by a large patient population that is served by a relatively small number of treating physicians. Our two dermatology products have clinically proven therapeutic advantages for the treatment of dermatoses in a novel formulation, and we are providing quality customer service to dermatologists through our experienced sales and marketing professionals.

     We established the Connetics Center for Skin Biology with a goal of connecting the scientific understanding of skin disease with better treatment options. The Center was created to bring together dermatologists and pharmacologists from across the country to interact with our researchers to explore how topical drugs interact with and penetrate the skin. The purpose of the Center is to learn how to optimize drug penetration, distribution, and efficiency at the targeted treatment site on the skin, and to assess novel formulations and new delivery technologies. The Center will assist in the continued development of innovative topical dermatology products through rigorous scientific evaluation of products and product candidates. We believe this novel approach to drug development will enable us to bring even more effective and novel treatments to our product platform and the dermatology market.

     Our products, OLUX and Luxíq, compete in the topical steroid market. According to NDC Health, in 2002, the value of the retail topical steroid market for mid-potency and high and super-high potency steroids was $831 million. Luxíq competes in the mid-potency steroid market and OLUX competes in the high- and super-high potency steroid market.

     Dermatological diseases often persist for an extended period of time and are treated with a variety of clinically proven drugs that are delivered in a variety of formulations, including solutions, creams, gels and ointments. These existing delivery systems often inadequately address a patient’s needs for efficacy and cosmetic elegance, and the failure to address those needs may decrease patient compliance. We believe that the proprietary foam delivery system unique to OLUX and Luxíq has significant advantages over conventional therapies for dermatoses. The foam formulation liquefies when applied to the skin, and enables the active therapeutic agent to penetrate rapidly. When the foam is applied, it dries quickly, and does not leave any residue, stains or odor. We believe that the combination of the increased efficacy and the cosmetic elegance of the foam may actually improve patient compliance and satisfaction. In market research sponsored by Connetics, 80% of patients said that they preferred the foam to other topical delivery vehicles.

     We acquired our wholly-owned subsidiary, Connetics Australia Pty Ltd. (formerly Soltec Research Pty Ltd.) in 2001. The acquisition, for which we paid approximately U.S. $16.9 million, was intended to provide us with powerful product innovation and development capabilities and to fuel an extensive new product pipeline as well as contributing revenue and profits to our financial results. We have leveraged our broad range of drug delivery technologies by entering into license agreements with many well-known dermatology companies around the world. Those license agreements for marketed products bear royalties payable to us. In connection with the acquisition, we gained worldwide rights to a number of unique topical delivery systems, including several distinctive aerosol foams including water-, ethanol- and petrolatum- based foams. Consolidating the rights to these technologies enables us to populate our own product development portfolio, as well as pursue business development agreements with other pharmaceutical companies for over-the-counter and foreign markets.

OUR STRATEGY

     Our principal business objective is to be a leading specialty pharmaceutical company focused on providing innovative treatments in the field of dermatologic disease. To achieve this objective, we intend to continue to pursue our commercial strategy of maximizing product sales by leveraging novel delivery technologies, accelerating the processes of getting products to market, and targeting specific market opportunities with unmet needs. We have described our development paradigm as a “4:2:1 model.” We strive in any given year to have four product candidates in product formulation, two product candidates in late-stage clinical trials, and one product or new indication launched commercially. We fuel our product pipeline by a combination of internally developing product candidates and in-licensing novel products that fit with our broader strategy. Key elements of our business and commercialization strategy include the following:

•	Maximizing Near-Term Commercial Opportunities for OLUX and Luxíq. We have a focused sales force dedicated to establishing OLUX and Luxíq as the standard of care. Our commercial strategy permits us to effectively reach the majority of the treating dermatologists. In 2002, we introduced sample-size versions of both our products. In December 2002, we received approval from the FDA to market OLUX for the treatment of non-scalp psoriasis, specifically the short-term topical treatment of mild to moderate plaque-type psoriasis of non-scalp regions excluding the face and intertriginous areas.

•	Advancing the Development of Novel Dermatology Drugs. We plan to continue to leverage our investment in Connetics Australia and the Center for Skin Biology to enhance our ability to develop novel products and drug delivery technologies for the dermatology market.

•	Broadening Our Product Portfolio Through Development, License or Acquisition. We believe that we can leverage our dermatology-dedicated sales force by marketing additional products to the dermatology market. In 2002, we acquired the rights to Velac®, a first-in-class combination of 1% clindamycin and 0.025% tretinoin for the treatment of acne. Also in 2002, we in-licensed the rights to access the clinical, regulatory and manufacturing records of a currently approved and marketed dermatological product. Connetics intends to reformulate and market the product using its proprietary foam delivery vehicle. Details regarding the product and the target market were not disclosed. We are evaluating the licensing or acquisition of additional product candidates. We may also acquire additional technologies or businesses that we believe will enhance our research and development capabilities.

•	Selective Collaborations. As we expand certain aspects of our development pipeline and delivery technologies, we intend to partner with pharmaceutical or biotech companies to gain access to additional marketing expertise, such as over-the-counter or non-U.S. markets. Our approach to partnership will be on a selective basis, seeking to maintain the highest possible value of our product candidates.

OUR PRODUCTS

OLUX Foam

     OLUX is a foam formulation of clobetasol propionate, one of the most widely prescribed super high-potency topical steroids. OLUX has been proven to deliver rapid and effective results for scalp and non-scalp psoriasis. In fact, according to Physician Global Assessments, significantly more patients were completely clear or almost clear after two weeks of treatment.

     We began selling OLUX in November 2000 for the short-term, topical treatment of inflammatory and pruritic manifestations of moderate to severe corticosteroid-responsive scalp dermatoses. In moderate to severe scalp psoriasis significantly more patients (74%) treated with OLUX achieved 90 - 100% clearance (Investigators’ Global Assessment) within two weeks as compared with patients treated with placebo (10%; p<0.001). In a more rigorous assessment of efficacy from the Phase III clinical trial, treatment success was achieved in 63% of OLUX -treated patients compared to 57% of patients treated with clobetasol solution.

     In December 2002, the FDA approved our supplemental New Drug Application, or sNDA, to market OLUX for a non-scalp indication. The sNDA was based on results from a 279-patient, placebo-controlled, randomized, double-blind, Phase III clinical trial of OLUX for the treatment of mild-to-moderate non-scalp psoriasis. During the study, patients treated with OLUX experienced a statistically significant improvement in clearance of disease (p < 0.0001) over patients in the placebo group after treatment twice a day for 14 days. Patients were evaluated using the Physician’s Static Global Assessment score as the primary endpoint, and patient’s global assessment and erythema, scaling, plaque thickness, and pruritus baselines as secondary endpoints. In non-scalp psoriasis significantly more patients (68%) treated with OLUX achieved a Physician’s Static Global Assessment score of 0 or 1 within two weeks as compared with patients treated with placebo (21%; p<0.001). In a more rigorous assessment of efficacy, treatment success was achieved in 28% of OLUX-treated patients vs. 3% of patients treated with placebo. Treatment success was scored on a severity scale from 0 to 5, and was defined as a Physician’s Static Global Assessment score of 0 or 1, plus a plaque thickness score of 0, an erythema score of 0 or 1, and a scaling score of 0 or 1 at endpoint. There was no statistical difference in the reported adverse events between the OLUX and placebo groups. The most common adverse events reported were application site reactions (burning and dryness).

     A separate study conducted at Stanford University School of Medicine, presented at the Annual Hawaii Dermatology Seminar in January 2002, compared the safety and effectiveness, patient satisfaction, quality of life, and cost-effectiveness of two clobetasol regimens in the treatment of psoriasis. In a single-blind design, 29 patients were randomized to receive either clobetasol foam on the skin and scalp or a combination of clobetasol cream on the skin and lotion on the scalp for 14 days. Severity of disease and quality of life were evaluated using several tools, including the Psoriasis Area Severity Index and the Dermatology Life Quality Index. The trial showed that the increased improvement in clinical severity, decreased application time, and increased perception of relative efficacy, combined with similar cost of treatment, suggest that OLUX is a better choice than cream and solution for some patients. This study supports our belief that improved patient compliance with the foam will yield better treatment results than the same active ingredient in other formulations.

     Mipharm S.p.A., which holds a license to market OLUX in Italy, filed a Marketing Authorization Application, or MAA, in April 2002 for OLUX with the Medicines Control Agency, or MCA, in the United Kingdom. It is our intention to submit the MAA to all additional concerned member states in the European Union after the MCA grants authorization, using a process called the Mutual Recognition process. We are seeking commercial partners outside the territory licensed to Mipharm.

Luxíq Foam

     Luxíq is a foam formulation of betamethasone valerate, a mid-potency topical steroid prescribed for the treatment of mild-to-moderate steroid-responsive scalp dermatoses such as psoriasis, eczema and seborrheic dermatitis. We began selling Luxíq commercially in the United States in April 1999. In a clinical trial, a majority of patients were judged to be almost clear or completely clear (90-100%) of scalp psoriasis at the end of treatment as judged by Investigator’s Global Assessment of response. Luxíq also significantly reduced scaling, erythema, and plaque thickness, as compared with betamethasone valerate lotion.

PRODUCT CANDIDATES AND CLINICAL TRIALS

     Our product candidates require extensive clinical evaluation and clearance by the FDA before we can sell them commercially. Our 4:2:1 development model anticipates that we will conduct simultaneous studies on several products at a given time. However, we regularly re-evaluate our product development efforts. On the basis of these re-evaluations, we have in the past, and may in the future, abandon development efforts for particular products. In addition, any product or technology under development may not result in the successful introduction of a new product.

     At the end of 2002, we had three product candidates in Phase III clinical trials. We are in Phase III clinical trials with Extina™, a foam formulation of a 2% concentration of the antifungal drug ketoconazole, for the treatment of seborrheic dermatitis. The Extina clinical program consists of a pivotal trial and two small supplemental clinical studies required by the FDA. In the pivotal trial, which completed enrollment in late January 2003, patients were treated for four weeks in a double-blind, placebo- and active-controlled protocol. Subject to a successful outcome, we intend to submit a New Drug Application, or NDA, to the FDA for Extina in mid-2003. We believe Extina will compete primarily in the topical antifungal market, representing approximately $484 million in U.S. prescriptions in 2002. Prescriptions for all antifungals in the U.S. in 2002 were approximately $693 million.

     We are in Phase III clinical trials with Actiza™, a formulation of 1% clindamycin in our proprietary foam delivery system, for the treatment of acne. The Actiza clinical program consists of a pivotal trial, a pilot trial, and two small supplemental clinical studies required by the FDA. In the pivotal trial, patients will be treated for 12 weeks in a double-blind, placebo- and active-controlled protocol. Subject to a successful outcome, we intend to submit an NDA to the FDA for Actiza in late 2003. We believe Actiza will compete primarily in the topical antibiotic market, representing approximately $594 million in U.S. prescriptions in 2002. Prescriptions for the entire U.S. acne market in 2002 were approximately $1.5 billion not including oral antibiotics.

     In December, we initiated the Phase III program for Velac® gel, a first-in-class combination of 1% clindamycin and 0.025% tretinoin for the treatment of acne. The Velac clinical program consists of two pivotal trials, and two small supplemental clinical studies required by the FDA. The two pivotal trials will enroll approximately 2,000 patients. Assuming successful clinical development, we anticipate that we will submit an NDA to the FDA for Velac in 2004 and be able to launch Velac in mid-2005. We believe Velac will compete with topical retinoids as well as topical antibiotics, representing approximately $977 million in U.S. prescriptions in 2002. Prescriptions for the entire U.S. acne market in 2002 were approximately $1.5 billion not including oral antibiotics.

     In February 2003, we began a promotional giveaway to dermatologists of Solux™, a sunscreen formulated in our proprietary foam delivery system. The goal of the program is to introduce the foam delivery vehicle to a broad physician audience.

     In addition to the product candidates described above, we are also developing the foam technology for other disease indications. Our most promising preclinical candidates include a petrolatum-based foam as line extensions for OLUX and Luxíq, and other formulation candidates in early stages of development. We are exploring various product formulations for Liquipatch™ as well.

ROYALTY-BEARING PRODUCTS AND LICENSED TECHNOLOGY

     Foam Technology. In December 2001, we entered into an agreement granting Pharmacia Corporation exclusive global rights, excluding Japan, to our proprietary foam drug delivery technology for use with Pharmacia’s Rogaine® hair loss treatment. The license with Pharmacia will expand the reach of the foam vehicle to the non-prescription (over-the-counter) pharmaceutical market. Under the agreement, Pharmacia paid us an initial licensing fee, and agreed to pay us when it achieves specified milestones, plus a royalty on product sales. We have recognized $1.0 million under the agreement through December 31, 2002. Pharmacia will be responsible for most product development activities and costs.

     Before April 2001, Connetics Australia (under the name Soltec) had entered into a number of other agreements for the foam technology. Connetics Australia licensed the technology to betamethasone valerate foam to Celltech plc in Europe, and Celltech has licensed the worldwide rights to their patent on the steroid foam technology to us through Connetics Australia. We pay Celltech royalties on all sales worldwide of foam formulations containing steroids. Celltech markets their product as Bettamousse® (the product equivalent of Luxíq), and pays us royalties on those sales. We have license agreements with Bayer (in the U.S.) and Pfizer and Mipharm (internationally) for the use of pyrethrin foam for head lice. That product is marketed in the U.S. as RID®, as Banlice® in Australia, and as Milice® in Italy. We receive royalties on sales of those products. In 2002, on a consolidated basis, we received $307,000 in royalties for foam-based technology. We have development agreements with other companies to develop the foam for specific indications.

     We have licensed to Mipharm commercial rights for Italy to OLUX, and we will receive milestone payments and royalties on future product sales. In April 2002, Mipharm began the process to obtain marketing authorization in Europe, by filing a Marketing Authorization Application with the Medicines Control Agency in the United Kingdom. Under the Mutual Recognition process in Europe, after the MCA approves the MAA, we will be able to submit the MAA to all other European Union concerned member states for approval to sell OLUX. We retained marketing and manufacturing rights for the rest of Europe and are seeking commercial partners outside of Mipharm’s territory.

     Aerosol Spray. Connetics Australia has licensed to a major international company the rights to a super-concentrated aerosol spray that is marketed in the U.S. and internationally. We receive royalties on sales of the product. In 2002, on a consolidated basis, we received $2.4 million in royalties in connection with this agreement.

     Liquipatch. We have agreements with several companies to develop Liquipatch™ for various indications. In June 2001, we entered into a global licensing agreement with Novartis Consumer Health SA for the Liquipatch drug-delivery system for use in topical antifungal applications. The agreement followed successful pilot development work and gives Novartis the exclusive, worldwide right to use the Liquipatch technology in the topical antifungal field. In March 2002, Novartis paid $580,000 to exercise its then-existing option to expand the license agreement. Novartis will be responsible for all development costs, and will be obligated to pay license fees, milestone payments and royalties on future product sales. We have development agreements with other companies to develop Liquipatch for specific indications.

     Actimmune®. In 1995, we acquired from Genentech, Inc. the exclusive development and marketing rights to interferon gamma for dermatological and other indications in the U.S., Japan, and Canada. Interferon gamma is one of a family of proteins involved in the regulation of the immune system and has been shown to reduce the frequency and severity of certain infections. In April 2000, we assigned our remaining rights and obligations under the license with Genentech and the corresponding supply agreement to InterMune Pharmaceuticals, Inc. (now InterMune, Inc.), to develop Actimmune for various infections and fungal diseases. In exchange, InterMune paid us approximately $6.1 million, of which $942,000 was paid to us in March 2001 and the balance was paid in 2000. We recorded $172,000 in royalty revenue related to Actimmune sales in 2002. In August 2002, we entered into an agreement with InterMune to terminate our exclusive option for certain rights in the dermatology field in exchange for a payment of $350,000. We recognized the full amount of this revenue in 2002.

     Ridaura®. In April 2001, we sold all of our rights and interests in Ridaura® (auranofin) to Prometheus Laboratories, Inc. Ridaura is a prescription pharmaceutical product for the treatment of rheumatoid arthritis. The decision to divest the product was consistent with our decision to focus exclusively on dermatology. Under the terms of the agreement with Prometheus, we sold all of our rights, interests and assets for or related to the use, manufacture or sale of Ridaura in the United States and Puerto Rico for $9.0 million in cash plus a royalty on annual sales of Ridaura in excess of $4.0 million per calendar year through March 2006. We received no royalties in 2002. Prometheus agreed to assume, effective as of the closing date of the transaction, our obligations under existing agreements with Pharmascience, Inc. and SmithKline Beecham Corporation (now known as GlaxoSmithKline).

SALES AND MARKETING

     We have an experienced, highly productive sales and marketing organization, which is 100% dedicated to dermatology. As of March 3, 2003, we had 76 employees in our sales and marketing organization, including 60 field sales directors and representatives.

     Our marketing efforts are focused on assessing and meeting the needs of dermatologists, residents, dermatology nurses, and physicians’ assistants. Our sales representatives focus on cultivating relationships of trust and confidence with the physicians they call on. Of the 7,500 U.S. dermatologists our sales force called on in 2002, we focused our efforts on the approximately 5,000 dermatologists who are responsible for approximately 90% of all prescriptions written by dermatologists in the United States. To achieve our marketing objectives, we use a variety of advertising, promotional material (including journal advertising, promotional literature, and rebate coupons), specialty publications, participation in educational conferences, support of continuing medical education activities, and advisory board meetings, as well as product internet sites to convey basic information about our products and our company. Our corporate website at http://www.connetics.com includes fundamental information about the company as well as descriptions of ongoing research, development and clinical work. Our product websites, at http://www.olux.com and http://www.luxiq.com, provide information about the products and their approved indications, as well as copies of the full prescribing information, the patient information booklet, and rebate coupons.

     In addition to traditional marketing approaches and field sales relationships with dermatologists, we sponsor several programs that support the dermatology field. We currently provide funding to sponsor one dermatology resident at the Stanford University Medical School, and a dermatology fellow at the University of California – San Francisco. We are working to provide an innovative surgery-tracking program for dermatology residents. We also provide corporate sponsorship to various dermatology groups, including the National Psoriasis Foundation, the Dermatology Foundation, the Skin Disease Education Foundation, and the Foundation for Research & Education in Dermatology. In 2002, we sponsored 15 children to attend Camp Wonder, a summer camp sponsored by the Childrens’ Skin Disease Foundation for children suffering from serious and fatal skin diseases.

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

     OLUX and Luxíq compete with a number of corticosteroid brands in the super-, high- and mid-potency categories for the treatment of inflammatory skin conditions. Competing brands include Halog® and Ultravate®, marketed by Bristol-Myers Squibb Company; Elocon® and Diprolene®, marketed by Schering-Plough Corporation; Locoid®, marketed by Ferndale Labs; Temovate® and Cutivate®, which are marketed by GlaxoSmithKline as of late 2002; DermaSmoothe FS®, marketed by Hill Dermaceuticals; and Psorcon®, marketed by Dermik Laboratories, Inc. In February 2003, Biogen announced that the FDA had approved its systemic drug, Amevive, for the treatment of psoriasis. In addition, both OLUX and Luxíq compete with generic (non-branded) pharmaceuticals, which claim to offer equivalent therapeutic benefits at a lower cost. In some cases, insurers and other third-party payors seek to encourage the use of generic products making branded products less attractive, from a cost perspective, to buyers.

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

CUSTOMERS

     We sell product directly to wholesale distributors. Patients have their prescriptions filled by pharmacies that buy the drug from the wholesalers. Accordingly, the number of prescriptions written for our products only indirectly affects our product revenues. Our customers include the nation’s leading wholesale pharmaceutical distributors, such as McKesson HBOC, Inc., Cardinal Health, Inc., and AmerisourceBergen Corporation, and major drug chains. During 2002, Cardinal Health, McKesson, and AmerisourceBergen accounted for 43%, 26%, and 23%, respectively, of our gross product revenues. The distribution network for pharmaceutical products is subject to increasing consolidation. As a result, a few large wholesale distributors control a significant share of the market. In addition, the number of independent drug stores and small chains has decreased as retail consolidation has occurred. Further consolidation among, or any financial difficulties of, distributors or retailers could result in the combination or elimination of warehouses, which may result in reductions in purchases of our products, returns of our products, or cause a reduction in the inventory levels of distributors and retailers, any of which could have a material adverse impact on our business. If we lose any of these customer accounts, or if our relationship with them were to deteriorate, our business could also be materially and adversely affected.

RESEARCH AND DEVELOPMENT AND PRODUCT PIPELINE

     Innovation by our research and development operations is very important to the success of our business. Our research and development expenses were $25.8 million in 2002, $19.2 million in 2001, and $21.9 million in 2000. Our goal is to discover, develop and bring to market innovative products that address unmet healthcare needs. Our substantial investment in research and development supports this goal. We have the rights to a variety of pharmaceutical agents in various stages of pre-clinical and clinical development in several novel delivery technologies.

     Our development activities involve work related to product formulation, preclinical and clinical study coordination, regulatory administration, manufacturing, and quality control and assurance. Many pharmaceutical companies conduct early stage research and drug discovery, but to obtain the most value from our development portfolio, we are focusing on later-stage development. This approach helps to minimize the risk and time requirements for us to get a product on the market. Our strategy involves targeting product candidates that we believe have large market potential, and then rapidly evaluating and formulating new therapeutics by using previously approved active ingredients reformulated in our proprietary delivery system. This product development strategy allows us to conduct limited preclinical safety trials, and to move rapidly into safety and efficacy testing in humans with products that offer significant improvements over existing products. A secondary strategy is to evaluate the acquisition of products from other companies.

     We have developed several additional aerosol foams similar to our foam delivery system for OLUX and Luxíq, including water-, ethanol- and petrolatum-based foams. We have also developed Liquipatch, a multi-polymer gel-matrix delivery system that applies to the skin like a normal gel and dries to form a very thin, invisible, water-resistant film. This film enables a controlled release of the active agent, which we believe will provide a longer treatment period. We anticipate developing one or more new products in the aerosol foam or Liquipatch formulations, by incorporating leading dermatologic agents in formulations that are tailored to treat specific diseases or different areas of the body.

     All products and technologies under development require significant commitments of personnel and financial resources. In addition to our in-house staff and resources, we contract a substantial portion of development work to outside parties. For example, we typically engage contract research organizations to manage our clinical trials. We have contracts with vendors to conduct product analysis and stability studies, and we outsource all of our manufacturing scale-up and production activities. We also use collaborative relationships with pharmaceutical partners and academic researchers to augment our product development activities, and from time to time we enter into agreements with academic or university-based researchers to conduct various studies for us.

PATENTS AND PROPRIETARY RIGHTS

     Our success will depend in part on our ability and our licensors’ ability to obtain and retain patent protection for our products and processes, to preserve our trade secrets, and to operate without infringing the proprietary rights of third parties. We are pursuing several U. S. and international patent applications, although we cannot be sure that any of these patents will ever be issued. We also have acquired rights from the assignment of rights to patents and patent applications from certain of our consultants and officers. These patents and patent applications may be subject to claims of rights by third parties. If there are conflicting claims to the same patent or patent application, we may not prevail and, even if we do have some rights in a patent or application, those rights may not be sufficient for the marketing and distribution of products covered by the patent or application.

     We own or are exclusively licensed under pending applications and/or issued patents worldwide relating to OLUX and Luxíq, recombinant human relaxin, and other products in the earlier stages of research. We own over 20 patents related to the technologies developed by Connetics Australia, expiring between 2003 and 2018, and we have several pending applications.

     The delivery technology that is the basis for OLUX and Luxíq is covered by a U.S. patent on methods of treating various skin diseases using a foam pharmaceutical composition comprising a corticosteroid active substance, a propellant and a buffering agent. The Liquipatch technology is covered by one U.S. patent.

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

TRADEMARKS

     We believe that trademark protection is an important part of establishing product and brand recognition. We own 12 registered trademarks and several trademark applications and common law trademarks. United States federal registrations for trademarks remain in force for 10 years and may be renewed every 10 years after issuance, provided the mark is still being used in commerce. However, any such trademark or service mark registrations may not afford us adequate protection, and we may not have the financial resources to enforce our rights under any such trademark or service mark registrations. If we are unable to protect our trademarks or service marks from infringement, any goodwill developed in such trademarks or service marks could be impaired.

MANUFACTURING

     We do not operate manufacturing or distribution facilities for any of our products. Instead, we contract with third parties to manufacture our products for us. Company policy and the FDA require that we contract only with manufacturers that comply with current Good Manufacturing Practice, or cGMP, regulations and other applicable laws and regulations. Currently, DPT, Miza Pharmaceuticals and Accra Pac Group, Inc. manufacture commercial supplies of OLUX and Luxíq, as well as physician samples of those products for us. DPT also manufactures clinical supplies for our various clinical trial programs. On March 12, 2002, we entered into agreements with DPT to construct an aerosol filling line at DPT’s plant in Texas and to manufacture and fill our commercial aerosol products. The aerosol line was completed in September 2002, and effective February 21, 2003, is approved for the manufacture of OLUX in the United States. We anticipate that DPT will be approved to manufacture Luxíq commercially in the spring of 2003.

WAREHOUSING AND DISTRIBUTION

     Currently, all of our product distribution activities are handled by Cardinal Health Specialty Pharmaceutical Services (formerly CORD Logistics, Inc.). Cardinal Health Specialty Pharmaceutical Services, or SPS, is a division of Cardinal Health, which was our largest customer in 2002. For more information about our customers, see “Customers” above, and Note 2 of Notes to Consolidated Financial Statements. SPS stores and distributes products to our customers from a warehouse in Tennessee. When SPS receives a purchase order, it processes the order into a computerized distribution database. Generally, our customers’ orders are shipped from SPS within 24 hours after their order is received. Once the order has shipped, SPS generates and mails out invoices on our behalf. Any delay or interruption in the distribution process or in payment by our customers could have a material effect on our business.

GOVERNMENT REGULATION

     Generally – Product Development. The pharmaceutical industry is subject to regulation by the FDA under the Food, Drug and Cosmetic Act, by the states under state food and drug laws, and by similar agencies outside of the United States. In order to clinically test, manufacture, and market products for therapeutic use, we must satisfy mandatory procedures and safety and effectiveness standards established by various regulatory bodies. We have provided a more detailed explanation of the standard we are subject to under “Factors Affecting Our Business and Prospects — We may spend a significant amount of money to obtain FDA and other regulatory approvals, which may never be granted” and “— We cannot sell our current products and product candidates if we do not obtain and maintain governmental approvals” below.

     We expect that all of our prescription pharmaceutical products will require regulatory approval by governmental agencies before we can commercialize them, although the nature and extent of the review process for our potential products will vary depending on the regulatory categorization of particular products. Federal, state, and international regulatory bodies govern or influence, among other things, the testing, manufacture, labeling, storage, record keeping, approval, advertising, and promotion of our products on a product-by-product basis. Failure to comply with applicable requirements can result in, among other things, warning letters, fines, injunctions, penalties, recall or seizure of products, total or partial suspension of production, denial or withdrawal of approval, and criminal prosecution. Accordingly, ongoing regulation by governmental entities in the United States and other countries will be a significant factor in the production and marketing of any pharmaceutical products that we have or may develop.

     Product development and approval within this regulatory framework, and the subsequent compliance with appropriate federal and foreign statutes and regulations, takes a number of years and involves the expenditure of substantial resources. Generally, a company must conduct pre-clinical studies before it can obtain FDA approval for a new therapeutic agent. The basic purpose of pre-clinical investigation is to gather enough evidence on the potential new agent through laboratory experimentation and animal testing, to determine if it is reasonably safe to begin preliminary trials in humans. The sponsor of these studies submits the results to the FDA as a part of an investigational new drug application, which the FDA must review before human clinical trials of an investigational drug can start. We have filed and will continue to be required to sponsor and file investigational new drug applications, and will be responsible for initiating and overseeing the clinical studies to demonstrate the safety and efficacy that are necessary to obtain FDA approval of our product candidates.

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

     The Food, Drug and Cosmetic Act includes provisions for accelerating the FDA approval process under certain circumstances. For example, we used the so-called 505(b)(2) application process for both OLUX and Luxíq, which permitted us to satisfy the requirements for a full NDA by relying on published studies or the FDA’s findings of safety and effectiveness based on studies in a previously-approved NDA sponsored by another applicant, together with the studies generated on our products. While the FDA evaluation used the same standards of approval as an NDA, the number of clinical trials required to support a 505(b)(2) application, and the amount of information in the application itself, may be substantially less than that required to support an NDA application. The 505(b)(2) process will not be available for all of our other product candidates, and as a result the FDA process may be longer for those product candidates than it was for OLUX and Luxíq.

     After we complete the clinical trials of a new drug product, we must file an NDA with the FDA. We must receive FDA clearance before we can commercialize the product, and the FDA may not grant approval on a timely basis or at all. The FDA can take between one and two years to review an NDA, and can take longer if significant questions arise during the review process. In addition, if there are changes in FDA policy while we are in product development, we may encounter delays or rejections that we did not anticipate when we submitted the new drug application for that product. We may not obtain regulatory approval for any products that we develop, even after committing such time and expenditures to the process. Even if regulatory approval of a product is granted, it may entail limitations on the indicated uses for which the product may be marketed.

     Our products will also be subject to foreign regulatory requirements governing human clinical trials, manufacturing and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement are similar, but not identical, to FDA requirements, and they vary widely from country to country.

     Manufacturing. The FDA regulates and inspects equipment, facilities, and processes used in the manufacturing of pharmaceutical products before providing approval to market a product. If after receiving clearance from the FDA, we make a material change in manufacturing equipment, location, or process, we may have to undergo additional regulatory review. We must apply to the FDA to change the manufacturer we use to produce any of our products. We and our contract manufacturers must adhere to cGMP and product-specific regulations enforced by the FDA through its facilities inspection program. The FDA also conducts regular, periodic visits to re-inspect equipment, facilities, and processes after the initial approval. If, as a result of these inspections, the FDA determines that our (or our contract manufacturers’) equipment, facilities, or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek sanctions and/or remedies against us, including suspension of our manufacturing operations.

     Post-Approval Regulation. The FDA continues to review marketed products even after granting regulatory clearances, and if previously unknown problems are discovered or if we fail to comply with the applicable regulatory requirements, the FDA may restrict the marketing of a product or impose the withdrawal of the product from the market, recalls, seizures, injunctions or criminal sanctions. In its regulation of advertising, the FDA from time to time issues correspondence to pharmaceutical companies alleging that some advertising or promotional practices are false, misleading or deceptive. The FDA has the power to impose a wide array of sanctions on companies for such advertising practices.

     Pharmacy Boards. We are required in most states to be licensed with the state pharmacy board as either a manufacturer, wholesaler, or wholesale distributor. Many of the states allow exemptions from licensure if our products are distributed through a licensed wholesale distributor. The regulations of each state are different, and the fact that we are licensed in one state does not authorize us to sell our products in other states. Accordingly, we undertake an annual review of our license status and that of SPS to ensure continued compliance with the state pharmacy board requirements.

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

     We participate in the Federal Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, as well as several state supplemental rebate programs. Under the Medicaid rebate program, we pay a rebate to each state Medicaid program for our products that are reimbursed by those programs. As a manufacturer currently of single source products only, the amount of the rebate for each of our products is set by law as the greater of 15.1% of the average manufacturer price of that product, or the difference between the average manufacturer price and the best price available from the company to any customer, with the final rebate amount adjusted upward if increases in average manufacturer price since product launch have outpaced inflation. The Medicaid rebate amount is computed each quarter based on our submission to the United States Department of Health and Human Services Centers for Medicare and Medicaid Services of our current average manufacturer price and best price for each of our products. As part of our revenue recognition policy, we provide reserves on this potential exposure at the time of product shipment.

     Federal law also requires that any company that participates in the Medicaid program must extend comparable discounts to qualified purchasers under the Public Health Services, or PHS, pharmaceutical pricing program. The PHS pricing program extends discounts comparable to the Medicaid rebate to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare and Medicaid beneficiaries.

     We also make our products available to authorized users of the Federal Supply Schedule, of FSS, of the General Services Administration under an FSS contract negotiated by the Department of Veterans Affairs. The Veterans Health Care Act of 1992, or VHCA, imposes a requirement that the prices a company such as Connetics charges the Veterans Administration, the Department of Defense, the Coast Guard, and the PHS be discounted by a minimum of 24% off the average manufacturer price charged to non-federal customers. Our computation of the average price to non-federal customers is used in establishing the FSS price for these four purchasers. The government maintains the right to audit the accuracy of our computations. Among the remedies available to the government for failure to accurately calculate FSS pricing and the average manufacturer price charged to non-federal customers is recoupment of any overpayments made by FSS purchasers as a result of errors in computations that affect the FSS price.

     The Medicaid rebate statute and the VHCA also provide that, in addition to penalties that may be applicable under other federal statutes, civil monetary penalties may be assessed for knowingly providing false information in connection with the pricing and reporting requirements under the laws. The amount that may be assessed is up to $100,000 for each item of false information. We have provided additional information about the risks associated with participation in the Medicaid and similar programs, under “Factors Affecting Our Business and Prospects – Our sales depend on payment and reimbursement from third party payors, and if they reduce or refuse payment or reimbursement, the use and sales of our products will suffer, we may not increase our market share, and our revenues and profitability will suffer” and “—The growth of managed care organizations and other third-party reimbursement policies may have an adverse effect on our pricing policies and our margins” below.

MARKETING TO HEALTHCARE PROFESSIONALS

     A number of guidelines were issued in 2002 relating to how pharmaceutical manufacturers interact with doctors and other healthcare professionals. We intend for our relationships with doctors to benefit patients and to enhance the practice of medicine, and at the same time represent the interests of our stockholders in maintaining and growing our company. We have adopted internal policies that emphasize to our employees that all interactions with healthcare professionals should be focused on informing them about our products, providing scientific and educational information, or supporting medical research and education. Recent draft guidance issued by the Office of Inspector General of Health and Human Services recommends significant restrictions on how pharmaceutical companies can interact with the medical community. We believe that effective marketing of our products is necessary to ensure that patients have access to the products they need, and that the products are correctly used for maximum patient benefit. Our marketing and sales organization is critical to achieving these goals, because they foster relationships that enable us to inform healthcare professionals about the benefits and risks of our products, provide scientific and educational information, support medical research and education, and obtain feedback and advice about our products through consultation with medical experts. We intend to closely follow developments in this field, and to continue to assess the impact that any new regulations might have on our business.

MARKETING EXCLUSIVITY

     The FDA has the power to grant pharmaceutical companies new drug product exclusivity for a drug, independent of any orphan drug or patent term exclusivity accorded to that drug. This marketing exclusivity essentially prevents competition from other manufacturers who wish to put generic versions of the product into U.S. commerce. The FDA has granted us marketing exclusivity for foam-based products incorporating clobetasol propionate until May 26, 2003. The exclusivity prevents other parties from submitting or getting approval for any application before the exclusive period expires. The FDA determines whether a drug is eligible for exclusivity on a case-by-case basis. The FDA may grant three-year exclusivity provided that the application included at least one new clinical investigation other than bioavailability studies, the investigation was conducted or sponsored by the drug company, and the reports of the clinical investigation were essential to the approval of the application. At the time we submitted the sNDA for the expanded label for OLUX, we requested exclusivity for the new indication. The FDA has not advised us of its position on that issue.

THIRD PARTY REIMBURSEMENT

     Our operating results will depend in part on whether adequate reimbursement is available for our products from third-party payors, such as government entities, private health insurers and managed care organizations.

     Medicare, Medicaid, health maintenance organizations and other third-party payors may not authorize or otherwise budget such reimbursement. Because of the size of the patient population covered by managed care organizations, marketing of prescription drugs to them and the pharmacy benefit managers that serve many of these organizations is important to our business. Managed care organizations and other third-party payors try to negotiate the pricing of medical services and products to control their costs. Managed care organizations and pharmacy benefit managers typically develop formularies to reduce their cost for medications. Due to their lower costs, generic products are often favored on such formularies. The breadth of the products covered by formularies varies considerably from one managed care organization to another, and many formularies include alternative and competitive products for treatment of particular medical conditions. The exclusion of a product from a formulary can sharply reduce usage of that product in the managed care organization’s patient population. In some cases, third-party payors will pay or reimburse users or suppliers of a prescription drug product only a portion of the product purchase price. Consumers and third-party payors may not view our marketed products as cost-effective, and consumers may not be able to get reimbursement or reimbursement may be so low that we cannot market our products on a competitive basis. If managed care organizations or other third-party payors do not provide adequate reimbursement levels for our products, or if those reimbursement policies predominantly favor the use of generic products, our sales could decline and our business could be seriously harmed.

     Furthermore, federal and state regulations govern or influence the reimbursement to health care providers of fees in connection with medical treatment of certain patients. We cannot predict the likelihood that federal and state legislatures will pass laws related to health care reform or lowering pharmaceutical costs. Continued significant changes in the health care system could have a material adverse effect on our business.

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

     In October 2000, we announced that our pivotal trial for scleroderma showed no statistically significant difference between the response to relaxin and the response to placebo with respect to the “primary endpoint” of that trial. There were, however, statistically significant responses with respect to secondary parameters measured in that trial. Infertility, peripheral vascular disease, cardiovascular disease, and kidney disease represent opportunities for relaxin’s biologic properties of enhancing blood flow.

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

Relaxin Alliances

     Canadian and Australian Licenses. In July 1999, we entered into a collaboration and exclusive license agreement with Paladin Labs, Inc. for the development and commercialization of relaxin in Canada. In April 2000, we entered into a collaboration and exclusive license agreement with Faulding for the development and commercialization of relaxin in Australia. Although we have discontinued our development efforts for relaxin for scleroderma, Paladin and Faulding have indicated that they will continue the collaboration for other indications. Under the terms of the agreements, Paladin and Faulding would owe additional milestone payments for the approval of non-scleroderma indications for relaxin in Canada and Australia, respectively. Paladin is responsible for all development and commercialization activities in Canada, and is obligated to pay royalties on all sales of relaxin in

Canada. Faulding is responsible for all development and commercialization activities in Australia, and will pay royalties on all sales of relaxin in Australia. In October 2001, Faulding was acquired by Mayne Group Limited, Australia’s largest private health care provider.

     Genentech. We are party to an agreement with Genentech which grants to us exclusive rights, for indications other than reproductive indications, to make, have made, use, import and sell certain products derived from recombinant human relaxin. Many of our relaxin patent rights are owned by The Florey Institute, and we license them through Genentech. Genentech retains co-exclusive rights for reproductive indications. The agreement also includes technology transfer, supply, and intellectual property provisions, including a provision requiring us to meet milestones. If we fail to achieve designated milestones, Genentech may terminate the license. Upon termination, the patent rights and know-how we licensed from Genentech would revert to Genentech, and under certain circumstances depending on the reason for the termination, Genentech would automatically receive a non-exclusive, sublicensable and fully paid up license to our relaxin technology.

ENVIRONMENTAL REGULATION

     Our research and development activities involve the controlled use of hazardous and biohazardous materials, chemicals such as solvents and active pharmaceutical agents, compressed gases, and certain radioactive materials, such as hydrogen-3, carbon-14, and phosphorous-33. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state, federal, and local laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials.

     Compliance with federal, state and local laws regarding the discharge of materials into the environment or otherwise relating to the protection of the environment has not had, and is not expected to have, any adverse effect on our capital expenditures, earnings or competitive position. We are not presently a party to any litigation or administrative proceeding with respect to our compliance with such environmental standards. In addition, we do not anticipate being required to expend any funds in the near future for environmental protection in connection with our operations.

EMPLOYEES

     As of March 3, 2003, we had 190 full-time employees. Of the full-time employees, 76 were engaged in sales and marketing, 79 were in research and development and 35 were in general and administrative positions. We believe our relations with our employees are good.

FACTORS AFFECTING OUR BUSINESS AND PROSPECTS

     There are many factors that affect our business and results of operations, some of which are beyond our control. The following describes some of the important factors that may cause the actual results of our operations in future periods to differ materially from the results currently expected or desired, and so materially affect our future developments and performance. This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative, but not exhaustive. Accordingly, you should evaluate all forward-looking statements with the understanding of their inherent uncertainty. Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our results of operations are not a good indication of our future performance.

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

     Our operating results may fluctuate from period to period for a number of reasons, and even a relatively small revenue shortfall may cause a period’s results to be below our expectations or projections. A revenue shortfall could arise from any number of factors, some of which we cannot control. For example, we may face:

•	lower than expected demand for our products,

•	changes in the government’s or private payors’ reimbursement policies for our products,

•	changes in wholesale buying patterns,

•	increases in returns of our product, or rebates paid for our products,

•	increased competition from new or existing products, or

•	changes in our product pricing strategies.

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

     Except for fiscal year 2000, we have lost money every year since our inception. We had net losses of $27.3 million in 1999, $16.0 million in 2000 (after excluding a one-time gain of $43.0 million on sales of stock we held in InterMune, and the associated income tax), $16.7 million in 2001, and $16.6 million for the year ended December 31, 2002. Our accumulated deficit was $126.1 million at December 31, 2002. We may incur additional losses during the next few years. If we do not eventually achieve and maintain profitability, our stock price may decline.

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

If any of these events occurs, we may not be able to successfully develop our products.

If we fail to protect our proprietary rights, competitors may be able to use our technologies, which would weaken our competitive position, reduce our revenues and increase our costs.

     We believe that the protection of our intellectual property, including patents and trademarks, is an important factor in product recognition, maintaining goodwill, and maintaining or increasing market share. If we do not adequately protect our rights in our trademarks from infringement, any goodwill which has been developed in those marks could be lost or impaired. If the marks we use are found to infringe upon the trademark of another company, we could be forced to stop using those marks, and as a result we could lose all the goodwill which has been developed in those marks and could be liable for damaged caused by an infringement.

     Our commercial success depends in part on our ability and the ability of our licensors to obtain and maintain patent protection on technologies, to preserve trade secrets, and to operate without infringing the proprietary rights of others.

     We are pursuing several U. S. and international patent applications, although we cannot be sure that any of these patents will ever be issued. We also have acquired rights from the assignment of rights to patents and patent applications from certain of our consultants and officers. These patents and patent applications may be subject to claims of rights by third parties. If there are conflicting claims to the same patent or patent application, we may not prevail and, even if we do have some rights in a patent or application, those rights may not be sufficient for the marketing and distribution of products covered by the patent or application.

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

Risks Related To Our Products

Future manufacturing difficulties could delay future revenues from product sales of OLUX and Luxíq.

     Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed before they can be used in commercial manufacturing of our products. If DPT, AccraPac or Miza cannot provide us with our product requirements in a timely and cost-effective manner, or if the product they are able to supply cannot meet commercial requirements for shelf life, our sales of marketed products could be reduced and we could suffer delays in the progress of clinical trials for products under development. In addition, any commercial dispute with any of our suppliers could result in delays in the manufacture of product, and affect our ability to commercialize our products. We cannot be certain that manufacturing sources will continue to be available or that we can continue to out-source the manufacturing of our products on reasonable or acceptable terms. Any loss of a manufacturer or any difficulties that could arise in the manufacturing process could significantly affect our inventories and supply of products available for sale. If we are unable to supply sufficient amounts of our products on a timely basis, our market share could decrease and, correspondingly, our profitability could decrease.

If our contract manufacturers fail to comply with cGMP regulations, we may be unable to meet demand for our products and may lose potential revenue.

     All of our contractors must comply with the applicable FDA cGMP regulations, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. If our contract manufacturers do not comply with the applicable cGMP regulations and other FDA regulatory requirements, our sales of marketed products could be reduced and we could suffer delays in the progress of clinical trials for products under development. We do not have control over our third-party manufacturers’ compliance with these regulations and standards. Our business interruption insurance, which covers the loss of income for up to $10.0 million, may not completely mitigate the harm to our business from the interruption of the manufacturing of products caused by certain events, as the loss of a manufacturer could still have a negative effect on our sales, margins and market share, as well as our overall business and financial results.

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

     The process of obtaining and maintaining regulatory approvals for pharmaceutical products, and obtaining and maintaining regulatory approvals to market these products for new indications, is lengthy, expensive and uncertain. The manufacturing and marketing of drugs, including our products, are subject to continuing FDA and foreign regulatory review, and later discovery of previously unknown problems with a product, manufacturing process or facility may result in restrictions, including withdrawal of the product from the market. The FDA is permitted to revisit and change its prior determinations and it may change its position with regard to the safety or effectiveness of our products. Even if the FDA approves our products, the FDA is authorized to impose post-marketing requirements such as:

•	testing and surveillance to monitor the product and its continued compliance with regulatory requirements,

•	submitting products for inspection and, if any inspection reveals that the product is not in compliance, the prohibition of the sale of all products from the same lot,

•	suspending manufacturing,

•	recalling products, and

•	withdrawing marketing approval.

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

If OLUX and Luxíq do not sustain market acceptance, our revenues will not be predictable and may not cover our operating expenses.

     Our future revenues will depend upon dermatologist and patient acceptance of OLUX and Luxíq. Factors that could affect acceptance of OLUX and Luxíq include:

•	satisfaction with existing alternative therapies,

•	the effectiveness of our sales and marketing efforts,

•	the cost of the product as compared with alternative therapies, and

•	undesirable and unforeseeable side effects.

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

     When we acquire or develop new products and product lines, we must be able to integrate those products and product lines into our systems for marketing, sales and distribution. If these products or product lines are not integrated successfully, the potential for growth is limited. The new products we acquire or develop could have channels of distribution, competition, price limitations or marketing acceptance different from our current products. As a result, we do not know whether we will be able to compete effectively and obtain market acceptance in any new product categories. A new product may require us to significantly increase our sales force and incur additional marketing, distribution and other operational expenses. These additional expenses could negatively affect our gross margins and operating results. In addition, many of these expenses could be incurred prior to the actual distribution of new products. Because of this timing, if the new products are not accepted by the market, or if they are not competitive with similar products distributed by others, the ultimate success of the acquisition or development could be substantially diminished.

We rely on the services of a single company to distribute our products to our customers.

     All of our product distribution activities are handled by SPS. SPS stores and distributes our products from a warehouse in Tennessee. Any delay or interruption in the process or in payment could result in a delay delivering product to our customers, which could have a material effect on our business.

Our sales depend on payment and reimbursement from third party payors, and if they reduce or refuse payment or reimbursement, the use and sales of our products will suffer, we may not increase our market share, and our revenues and profitability will suffer.

     Our products’ commercial success is dependent, in part, on whether third-party reimbursement is available for the use of our products by hospitals, clinics, doctors and patients. Third-party payors include state and federal governments, under programs such as Medicare and Medicaid, managed care organizations, private insurance plans and health maintenance organizations. Over 70% of the U.S. population now participates in some version of managed care. Because of the size of the patient population covered by managed care organizations, it is important to our business that we market our products to them and to the pharmacy benefit managers that serve many of these organizations. Payment or reimbursement of only a portion of the cost of our prescription products could make our products less attractive, from a net-cost perspective, to patients, suppliers and prescribing physicians. Managed care organizations and other third-party payors try to negotiate the pricing of medical services and products to control their costs. Managed care organizations and pharmacy benefit managers typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their lower costs, generics are often favored. The breadth of the products covered by formularies varies considerably from one managed care organization to another, and many formularies include alternative and competitive products for treatment of particular medical conditions. Exclusion of a product from a formulary can lead to its sharply reduced usage in the managed care organization patient population. If our products are not included within an adequate number of formularies or adequate reimbursement levels are not provided, or if those policies increasingly favor generic products, our market share and gross margins could be negatively affected, as could our overall business and financial condition.

     In 2002, we expanded our contracts with managed care organizations in an effort to increase the inclusion of our products on formularies and reduce the co-payments required to be made by the ultimate consumer. To the extent that our products are purchased by patients through a managed care group with which we have a contract, our average selling price is lower than it would be for a non-contracted managed care group. We take reserves for the estimated amounts of rebates we will pay to managed care organizations each quarter. Any increase in returns and any increased usage of our products through Medicaid or managed care programs will affect the amount of rebates that we owe.

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

     Our products compete with generic pharmaceuticals, which claim to offer equivalent benefit at a lower cost. In some cases, insurers and other health care payment organizations encourage the use of these less expensive generic brands through their prescription benefits coverage and reimbursement policies. These organizations may make the generic alternative more attractive to the patient by providing different amounts of reimbursement so that the net cost of the generic product to the patient is less than the net cost of our prescription brand product. Aggressive pricing policies by our generic product competitors and the prescription benefits policies of insurers could cause us to lose market share or force us to reduce our margins in response.

The growth of managed care organizations and other third-party reimbursement policies may have an adverse effect on our pricing policies and our margins.

     If managed care organizations or other third-party payors do not provide adequate reimbursement levels for our products, or if those reimbursement policies predominantly favor the use of generic products, our sales could decline and our business could be seriously harmed. Managed care initiatives to control costs have influenced primary-care physicians to refer fewer patients to specialists such as dermatologists. Further reductions in these referrals could have a material adverse effect on the size of our potential market as well as our business, financial condition and results of operation.

     Furthermore, federal and state regulations govern or influence the reimbursement to health care providers of fees in connection with medical treatment of certain patients. In the U.S., there have been, and we expect there will continue to be, a number of state and federal proposals that could limit the amount that state or federal governments will pay to reimburse the cost of drugs. Continued significant changes in the health care system could have a material adverse effect on our business. In addition, we believe the increasing emphasis on managed care in the U.S. will continue to put pressure on the price and usage of our products, which may in turn adversely impact product sales. Further, when a new therapeutic product is approved, the availability of governmental and/or private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed. We cannot predict the availability or amount of reimbursement for our products or product candidates, and current reimbursement policies for existing products may change at any time. Changes in reimbursement policies or health care cost containment initiatives that limit or restrict reimbursement for our products may cause our revenues to decline.

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

     The market prices for securities of specialty pharmaceutical companies like Connetics have been and are likely to continue to be highly volatile. As a result, investors in these companies often buy at very high prices only to see the price drop substantially a short time later, resulting in an extreme drop in value in the stock holdings of these investors. In the past two fiscal years, the price of our common stock has ranged from a low of $4.06 per share to a high of $14.55 per share. In addition, the volatility could result in securities class action litigation. Any litigation would likely result in substantial costs, and divert our management’s attention and resources.

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

AVAILABLE INFORMATION

     We file electronically with the Securities and Exchange Commission our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, pursuant to Section 13(a) or 15(d) of the

Securities Exchange Act of 1934. You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on From 8-K and amendments to those reports on the day of filing with the SEC on our website on the World Wide Web at http://www.connetics.com, by contacting our Investor Relations Department by calling 650-843-2800, or by sending an e-mail message to ir@connetics.com.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table shows information about our executive officers as of March 3, 2003:

Name	Age	Position

Thomas G. Wiggans	51	President, Chief Executive Officer and Director
C. Gregory Vontz	42	Chief Operating Officer; Executive Vice President
John L. Higgins	32	Chief Financial Officer; Executive Vice President, Finance and Corporate Development
Katrina J. Church	41	Exec. Vice President, Legal Affairs; General Counsel and Secretary
Michael Miller	45	Sr. Vice President of Sales and Marketing and Chief Commercial Officer
Robert G. Lederer	58	Sr. Vice President, Strategic Account Management
Rebecca Gardiner	40	Sr. Vice President, Human Resources and Organizational Dynamics
Jay Finster	38	Sr. Vice President, Marketing
Matthew W. Foehr	30	Sr. Vice President, Technical Operations

     Thomas Wiggans has served as President, Chief Executive Officer and as a director of Connetics since July 1994. From February 1992 to April 1994, Mr. Wiggans served as President and Chief Operating Officer of CytoTherapeutics, a biotechnology company. From 1980 to February 1992, Mr. Wiggans served in various positions at Ares-Serono Group, a pharmaceutical company, including President of its U.S. pharmaceutical operations and Managing Director of its U.K. pharmaceutical operations. From 1976 to 1980 he held various sales and marketing positions with Eli Lilly & Co., a pharmaceutical company. He is currently a director of the Biotechnology Industry Organization (BIO), and a member of its Executive Committee, and its Emerging Company Section. He is also Chairman of the Biotechnology Institute, a non-profit educational organization. He is also a director of two private biotechnology companies. Mr. Wiggans received his B.S. in Pharmacy from the University of Kansas and his M.B.A. from Southern Methodist University.

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

     John Higgins joined Connetics as Chief Financial Officer in 1997, and has served as Executive Vice President, Finance and Administration and Corporate Development since January 2002. He served as Executive Vice President, Finance and Administration, from January 2000 to December 2001, and as Vice President, Finance and Administration from September 1997 through December 1999. Before joining Connetics, he was a member of the executive management team at BioCryst Pharmaceuticals, Inc. Before joining BioCryst in 1994, Mr. Higgins was a member of the healthcare banking team of Dillon, Read & Co. Inc., an investment banking firm. He currently serves as a director of a private company. He received his A.B. from Colgate University.

     Katrina Church joined Connetics in 1998, and has served as Executive Vice President, Legal Affairs since January 2002 and as Secretary since September 1998. She served as Senior Vice President, Legal Affairs and General Counsel from January 2000 through December 2001, and as Vice President, Legal Affairs and Corporate Counsel from June 1998 through December 1999. Prior to joining Connetics, Ms. Church served in various positions at VISX, Incorporated, most recently as Vice President, General Counsel. Before joining VISX in 1991, Ms. Church practiced law with the firm Hopkins & Carley in San Jose, California. Ms. Church received her J.D. from the New York University School of Law, and her A.B. from Duke University.

     Michael Miller accepted a position with Connetics effective February 4, 2003 as Senior Vice President of Sales and Marketing and Chief Commercial Officer. Mr. Miller most recently served as Vice President of Commercial Operations at Cellegy Pharmaceuticals. Before Cellegy, Mr. Miller spent four years with ALZA Corporation, most recently as Vice President of the Urology Business Unit, three years with VIVUS, Inc. as Marketing Director, and 14 years with Syntex/Roche in marketing and sales management. Mr. Miller received his BS in Finance from University of San Francisco and his MBA in Information Systems from San Francisco State University.

     Robert Lederer joined Connetics in 1998 and has served as Senior Vice President, Strategic Account Management since January 2003. Prior to that he served as Senior Vice President, Commercial Operations from January 1999 to December 2002, and as Senior Vice President, Marketing and Sales from July 1998 to December 1998. Before joining Connetics, Mr. Lederer spent 15 years with Serono Laboratories, most recently as the Executive Vice President for Business Operations. Before joining Serono, Mr. Lederer held sales and management positions with Becton Dickinson and Genovese Drugs. Mr. Lederer serves as a board member for an infertility patient advocacy organization, a not-for-profit organization. He also serves on the Board of Advisors for a small start-up company. Mr. Lederer received his B.A. from St. John’s University in New York.

     Rebecca Gardiner joined Connetics in 1996 and has served as Senior Vice President Human Resources and Organizational Dynamics since January 2002. Ms. Gardiner served as served as Vice President of Human Resources from December 1999 to December 2002, and as Director of Human Resources from 1996 through November 1999. She worked at COR Therapeutics from 1990 to 1996 in the positions of Manager of Research Administration, Manager of Human Resources, and Senior Manager of Human Resources. Ms. Gardiner also worked at Genelabs as Manager of Research Administration from 1988 to 1990, at Genentech in 1987, and in various hospital administration positions from 1984 to 1987. Ms. Gardiner received her B.A. from UC Santa Barbara and her M.P.A. in Health Sciences from the University of San Francisco.

     Joseph “Jay” Finster joined Connetics as Senior Vice President, Marketing in January 2002, and has spent more than 15 years in the biotechnology and pharmaceutical industry. Before joining Connetics, Mr. Finster spent 12 years at Genentech, Inc. most recently serving as Director of Cardiovascular Marketing. He also held various senior roles in product development, product launch and management and marketing. Mr. Finster received his B.A. in Pre-Medical Studies, Biology, from University of Notre Dame.

     Matthew Foehr joined Connetics in 1999, and has served as Senior Vice President, Technical Operations, since January 2003. He served as Vice President, Manufacturing, from November 2001 through December 2002, and in various director-and manager-level manufacturing positions from July 1999 to November 2001. Before joining Connetics, Mr. Foehr worked for over five years at LXR Biotechnology, Inc., most recently serving as Associate Director, Manufacturing and Process Development. Before joining LXR, Mr. Foehr worked for Berlex Biosciences in the Department of Process Development and Biochemistry/Biophysics. Mr. Foehr received his B.S. in biology from Santa Clara University.

Item 2. Properties

     As of March 1, 2003, we lease 52,468 square feet of laboratory and office space at 3290 and 3400 West Bayshore Road in Palo Alto, California. We lease this space under two lease agreements that will both expire in March 2005. We are subleasing 10,188 square feet of laboratory and office space at 3400 West Bayshore Road in Palo Alto, California to a third party. Our subsidiary, Connetics Australia Pty Ltd., owns certain land and real property consisting of laboratory and office space at 8 Macro Court, Rowville, Victoria, Australia. In addition, we contracted with DPT Laboratories, Ltd. to construct a 12,000 square foot aerosol filling line in San Antonio, Texas, and we make rental payments to DPT for the space in their facility that the aerosol line occupies. We believe that our existing facilities are adequate to meet our requirements for the near term and that additional space will be available on commercially reasonable terms if needed.

Item 3. Legal Proceedings

     We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5. Market for the Company’s Common Equity and Related Stockholder Matters

     Our common stock is traded on the Nasdaq National Market under the symbol “CNCT.” The following table sets forth for the periods indicated the low and high closing prices for our common stock.

	High	Low

2001
First Quarter	$7.81	$4.38
Second Quarter	7.69	4.06
Third Quarter	7.80	5.65
Fourth Quarter	13.95	6.46
2002
First Quarter	$14.55	$8.75
Second Quarter	13.44	10.57
Third Quarter	12.35	7.92
Fourth Quarter	12.98	9.35

     On March 3, 2003, we had approximately 167 stockholders of record of our common stock.

     We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds for use in our business, and do not anticipate paying any cash dividends in the foreseeable future.

     Information regarding our compensation plans under which equity securities are authorized for issuance is incorporated into this Report by reference to the information set forth under the caption “Executive Compensation and Related Information” in our 2003 Proxy Statement.

Item 6. Selected Financial Data

     The selected consolidated financial data that appears below and on the following page has been derived from our audited consolidated financial statements. This historical data should be read in conjunction with our Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in this Report, and with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Report. The selected consolidated statement of operations data for each of the three years in the period ended December 31, 2002, and the selected consolidated balance sheet data as of December 31, 2002 and 2001, are derived from and qualified by reference to the audited consolidated financial statements included elsewhere in this Report. The selected consolidated statement of operations data for the years ended December 31, 1999 and 1998, and the selected consolidated balance sheet data as of December 31, 2000, 1999 and 1998, are derived from audited financial statements not included in this Report.

Connetics Corporation
Selected Consolidated Financial Data (in thousands, except per share amounts)

	Years Ended December 31,

	2002	2001	2000	1999	1998

Statement of Operations Data:
Revenues:
Product	$47,573	$30,923	$20,095	$16,595	$7,473
Royalty	2,926	1,097	—	—	—
Contract and other	2,264	2,044	20,679	10,311	1,648

Total revenues	52,763	34,064	40,774	26,906	9,121
Operating costs and expenses:
Cost of product revenues	4,190	3,123	3,868	5,229	1,374
License amortization	—	—	—	6,160	6,720
Research and development	25,821	19,156	21,875	21,309	11,446
Selling, general and administrative	37,624	36,062	26,673	20,834	11,680
Acquired in-process research and development (1)	4,350	1,080	—	1,000	4,000
Loss on program termination (2)	312	1,142	—	—	—

Total operating costs and expenses	72,297	60,563	52,416	54,532	35,220
Loss from operations	(19,534)	(26,499)	(11,642)	(27,626)	(26,099)
Gain on sale of investment (3)	2,086	122	42,967	—	—
Gain on sale of Ridaura product line (4)	—	8,002	—	—	—
Interest income (expense), net	1,039	1,978	1,873	343	(496)

Income (loss) before income taxes and cumulative effect of a change in accounting principle	(16,409)	(16,397)	33,198	(27,283)	(26,595)
Income tax provision	(181)	(345)	(1,010)	—	—

Income (loss) before cumulative effect of change in accounting principle	(16,590)	(16,742)	32,188	(27,283)	(26,595)
Cumulative effect of change in accounting principle, net of tax (5)	—	—	(5,192)	—	—

Net income (loss)	$(16,590)	$(16,742)	$26,996	$(27,283)	$(26,595)

	Years Ended December 31,

	2002	2001	2000	1999	1998

Basic Earnings Per Share —
Income (loss) per share before cumulative effect of change in accounting principle	$(0.54)	$(0.56)	$1.13	$(1.21)	$(1.61)
Cumulative effect of change in accounting principle, net of tax	—	—	(0.18)	—	—
Net income (loss) per share	$(0.54)	$(0.56)	$0.95	$(1.21)	$(1.61)
Diluted Earnings Per Share —
Income (loss) per share before cumulative effect of change in accounting principle	$(0.54)	$(0.56)	$1.07	$(1.21)	$(1.61)
Cumulative effect of change in accounting principle, net of tax	—	—	(0.17)	—	—
Net income (loss) per share	$(0.54)	$(0.56)	$0.90	$(1.21)	$(1.61)
Shares used to calculate basic net earnings (loss) per share	30,757	29,861	28,447	22,619	16,533
Shares used to calculate diluted net earnings (loss) per share	30,757	29,861	30,086	22,619	16,533
Pro forma amounts assuming the accounting change was applied retroactively:
Net income (loss)	$(16,590)	$(16,742)	$32,188	$(30,968)	$(28,102)
Earnings per share
Basic	$(0.54)	$(0.56)	$1.13	$(1.37)	$(1.70)
Diluted	$(0.54)	$(0.56)	$1.07	$(1.37)	$(1.70)

Balance Sheet Data:
Cash, cash equivalents short-term investments and restricted cash	$33,788	$48,476	$80,184	$26,299	$23,020
Working capital	25,185	44,026	71,030	13,401	12,464
Total assets	59,553	72,327	85,713	30,410	31,394
Total stockholders’ equity	44,743	61,354	72,606	14,288	12,452

(1)	In May 2002, we entered into an agreement with Yamanouchi Europe, B.V. to license Velac gel. In connection with this agreement we paid Yamanouchi an initial $2.0 million licensing fee in the second quarter of 2002 and accrued another $2.0 million in the fourth quarter of 2002 upon the initiation of the Phase III trial for Velac.

(2)	In the second quarter of 2001 we recorded a $6.0 million charge representing estimated costs accrued in connection with the reduction in workforce and the wind down of relaxin development contracts. In the fourth quarter of 2001 we reversed $4.9 million of this charge due to the settlement of potential amounts owed. In the second quarter of 2002 we recorded an additional charge of $312,000, representing the final payment due under an agreement with Boehringer Ingelheim.

(3)	In the fourth quarter of 2000, we recorded a $43.0 million gain on the sale of securities.

(4)	In April 2001 we sold our rights to Ridaura including inventory to Prometheus Laboratories, Inc. for $9.0 million in cash plus a royalty on annual sales in excess of $4.0 million for the next five years. We recognized a gain of $8.0 million in connection with the sale of Ridaura.

(5)	Effective January 1, 2000, we changed our method of accounting for non-refundable license fees in accordance with Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements.” Please refer to Note 2 of the Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements filed with this Report.

OVERVIEW

     Our commercial business is focused on the dermatology marketplace, which is characterized by a large patient population that is served by relatively small, and therefore more accessible, groups of treating physicians. We currently market two pharmaceutical products, OLUX and Luxíq. Both products have clinically proven therapeutic advantages and we are providing quality customer service to physicians through our experienced sales and marketing professionals. In December 2002, we received approval from the FDA to sell OLUX for the treatment of non-scalp psoriasis.

     In addition to revenue from product sales, we receive royalties on sales of RID and Actimmune in the U.S., and internationally on sales of Banlice, Milice, Bettamousse, and on a super-concentrated aerosol spray licensed worldwide. We are also entitled to receive royalties on future sales of Ridaura. We have licenses with Novartis and with Pharmacia, which have the potential to bear royalties in the future depending on approval of their products for sale.

     In April 2001, we completed the acquisition of Connetics Australia for approximately $16.9 million. We accounted for this transaction using the purchase method and allocated $1.1 million of the purchase price to in-process research and development, based on an independent valuation, and the balance to the tangible assets of Connetics Australia, existing technology and goodwill. In April 2001 we sold our rights to Ridaura, including inventory, to Prometheus for $9.0 million in cash plus a royalty on annual sales in excess of $4.0 million for five years, resulting in a gain of $8.0 million in 2001.

     In addition to our commercial business, we own the rights to a recombinant form of a natural hormone called relaxin. On May 23, 2001, we announced our decision to reduce our investment in the development of relaxin and to search for licensing opportunities or other strategic alternatives for the product. We eliminated 27 employee positions related to relaxin. In 2001, we recorded a $1.1 million charge representing estimated costs accrued in connection with the reduction in workforce and the wind down of relaxin development contracts. In the second quarter of 2002, we recorded an additional charge of $312,000 representing the final payment due under the agreement with Boehringer Ingelheim.

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

     Revenue Recognition. We record contract revenue for research and development as it is earned based on the performance requirements of the contract. We recognize royalty revenue in the quarter in which the royalty payment is either received from the licensee or may be reasonably estimated, which is typically one quarter following the related sale by the licensee. We recognize non-refundable contract fees for which no further performance obligations exist, and for which we have no continuing involvement, on the earlier of when the payments are received or when collection is assured. Commencing January 1, 2000, we recognize revenue from non-refundable upfront license fees ratably over the period in which we have continuing development obligations when, at the time the agreement is executed, there remains significant risk due to the incomplete state of the product’s development. Revenue associated with substantial “at risk” performance milestones, as defined in the respective agreements, is recognized based upon the achievement of the milestones. We recognize revenue under R&D cost reimbursement contracts as the related costs are incurred.

     Returns, Rebates and Chargebacks Reserves. We recognize product revenue net of allowances for estimated returns, rebates and chargebacks. We are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. As part of our revenue recognition policy, we estimate future product returns, rebates and chargeback payments. These estimates determine our revenue reserves. We make these estimates based primarily on our past return, rebate and chargeback experience. We also consider the volume and price mix of products in the retail channel, trends in distributor inventory, economic trends that might impact patient demand for our products (including competitive environment), the economic value of the rebates being offered and other factors. In the past, actual returns, rebates and chargebacks have not generally exceeded our reserves. However, actual returns, rebates and chargebacks in the future period are inherently uncertain. Any changes in our Medicaid liability, any increase in returns, as well as increased usage of our products through managed care programs, will affect the amount of rebates that we owe. If we changed our assumptions and estimates, our revenue reserves would change, which would impact the net revenue we report. In addition, if actual returns, rebates and chargebacks are significantly greater than the reserves we have established, the actual results would decrease our reported revenue. Conversely, if actual returns, rebates and chargebacks are significantly less than our reserves, this would increase our reported revenue.

     Goodwill, Purchased Intangibles and Other Long-Lived Assets — Impairment Assessments. We make judgments about the recoverability of goodwill, purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate an other than temporary impairment in the remaining value of the assets recorded on our balance sheet. To judge the fair value of long-lived assets, we make various assumptions about the value of the business that the asset relates to and typically estimate future cash flows to be generated by the asset or, in the case of goodwill, the enterprise. This may include assumptions about future prospects for the asset and typically involves computation of the estimated future cash flows to be generated. Based on these judgments and assumptions, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its actual fair value. Judgments and assumptions about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as changes in our business strategy and our internal forecasts. Although we believe the judgments and assumptions we have made in the past have been reasonable and appropriate, different judgments and assumptions could materially impact our reported financial results. More conservative assumptions of the anticipated future benefits from these assets would result in greater impairment charges, which would decrease net income and result in lower asset values on our balance sheet. Conversely, less conservative assumptions would result in smaller impairment charges and higher asset values. For more details about how we make these judgments, see Note 2 in our Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Revenues

	Years Ended December 31,

(In thousands)	2002	2001	2000

Product:
OLUX	$32,339	$14,996	$1,211
Luxíq	15,042	13,848	10,973
Ridaura	—	2,015	6,013
Other	192	64	1,898

Total product revenues	47,573	30,923	20,095
License, contract and royalty:
Royalty	2,926	1,097	—
Pharmacia	1,006	—	—
Novartis	580	—	—
InterMune	350	771	6,768
Celltech (formerly Medeva)	60	756	11,500
Other contracts	268	517	2,411

Total license, contract and royalty revenues	5,190	3,141	20,679

Total revenues	$52,763	$34,064	$40,774

     Our product revenues were $47.6 million in 2002 compared to $30.9 million in 2001 and $20.1 million in 2000. We recognize product revenue net of allowances for estimated returns, rebates and chargebacks. The increase in total product revenue in 2002 was due to continued sales growth of OLUX and Luxíq. This increase was the result of volume and price increases, partially offset by increases in our revenue allowances. The increase in total product revenue in 2001 over 2000 was due to sales growth of Luxíq, and to our first full year of sales of OLUX, which we launched in November 2000. We also recognized product revenue on sales of Ridaura until the April 2001 sale of that product line to Prometheus. Effective April 1, 2000, in connection with our agreement with InterMune, we sold our remaining Actimmune product rights. When we acquired Connetics Australia in April 2001, we began to recognize product revenue on some over-the-counter products they sell and royalty revenue in association with royalty bearing contracts to which Connetics Australia is a party.

     License, contract, royalty and other revenues were $5.2 million in 2002 compared to $3.1 million in 2001 and $20.7 million in 2000. The increase in royalty revenue from 2001 to 2002 was primarily related to increased sales of an aerosol spray product that we have licensed to a third party. The increase in license revenue in 2002 from 2001 was partially due to revenue recognized in association with an agreement we entered into in December 2001 with Pharmacia Corporation and an expanded license agreement with Novartis.

     The agreement with Pharmacia granted Pharmacia exclusive global rights, excluding Japan, to our proprietary foam drug-delivery technology for use in Pharmacia’s Rogaine hair loss treatment. We recognized $1.0 million under the Pharmacia agreement in 2002. The agreement with Novartis expanded the existing global license to Novartis consumer health to cover Liquipatch drug-delivery system for use in topical antifungal applications. Novartis will continue to be responsible for all product development cost, and pay us license fees, milestone payments and royalties on future product sales. We recognized $580,000 of revenue related to this agreement in the quarter ended March 31, 2002.

     The decrease in license revenue in 2001 from 2000 was in part due to our decision in May 2001 to reduce our investment in the development of relaxin. Through the end of 2002, we had not entered into any new licensing opportunities or other strategic alternatives for relaxin. Effective April 1, 2000 we assigned to InterMune our remaining rights and obligations under a license with Genentech for Actimmune and the corresponding supply agreement. In exchange, InterMune paid us approximately $5.2 million in 2000. InterMune paid an additional $942,000 by the end of March 2001, which was offset by related product rebates and chargebacks of $171,000. In August 2002, we entered into an agreement with InterMune to terminate our exclusive option for certain rights in the dermatology field in exchange for an up-front, non-refundable payment of $350,000. We recognized the full amount of this revenue in 2002.

     We anticipate that product revenue will increase in 2003 due to continued sales growth of OLUX and Luxíq. We also anticipate that license and contract revenue will decrease, as several revenue streams from 2002 will not recur in 2003, while royalty revenue is expected to remain about the same in 2003. Beyond 2003, we expect license revenue to fluctuate significantly depending on whether we enter into additional collaborations, when and whether we or our partners achieve milestones under existing agreements, and the timing of any new business opportunities that we may identify.

Cost of Product Revenues

     Our cost of product revenues includes the third party costs of manufacturing OLUX, Luxíq, Ridaura (until April 2001), and Actimmune (until April 2000), royalty payments based on a percentage of our product revenues and product freight and distribution costs from SPS, the third party that handles all of our product distribution activities. We recorded cost of product revenues of $4.2 million in 2002 compared to $3.1 million in 2001 and $3.9 million in 2000. The increase in total cost of product revenues in 2002 was the result of an increase in sales volumes. On a percentage basis, cost of product revenues decreased to 8.8% in 2002 from 10.1% in 2001. When we acquired Connetics Australia, we began to eliminate all intercompany transactions in consolidation, which included our royalty expense and Connetics Australia’s related royalty income. The decrease in cost of product revenues from 2001 to 2002 on a percentage basis was primarily due to the elimination of intercompany royalties, partially offset by an increase in the cost per unit of our products. The decrease in cost of product revenues from 2000 to 2001 was primarily due to the elimination of intercompany royalties, as well as a change in product mix as a result of discontinuing sales of Ridaura, which had higher manufacturing costs than our other products. We sold the rights to Ridaura to Prometheus in April 2001.

We anticipate a slight increase in the cost of product revenues in 2003, on a per unit basis as we shift the production of our products to domestic suppliers.

Research and Development

     Research and development expenses include costs of personnel to support our research and development activities, costs of preclinical studies, costs of conducting our clinical trials, such as clinical investigator fees, monitoring costs, data management and drug supply costs, external research programs, and an allocation of facilities costs, salaries and benefits, and overhead costs such as rent, supplies and utilities. Research and development expenses increased in 2002 to $25.8 million, compared to $19.2 million in 2001 and $21.9 million in 2000.

In 2002, our research and development expenses primarily consisted of:

•	$7.4 million on preclinical and clinical research in the development of new dermatology products,

•	$5.1 million on quality assurance and quality control in the enhancement of existing dermatology products,

•	$3.9 million on the optimization of manufacturing and process development for existing dermatology products,

•	$2.7 million on manufacturing, process development and optimization of dermatology products under development,

•	$1.9 million on quality assurance and quality control in the development of new dermatology products,

•	$1.3 million on basic research and formulation of new dermatology products, and

•	$1.1 million on the regulatory review of new and existing dermatology products.

In 2001, our research and development expenses primarily consisted of:

•	$6.1 million on new dermatology product efforts,

•	$4.9 million on relaxin development efforts prior to the May 2001 decision to reduce investment in the program,

•	$7.6 million on development efforts to expand the usage of existing dermatology products, and

•	$0.6 million to integrate Connetics Australia into our research and development efforts from April 2001.

In 2000, our research and development expenses primarily consisted of:

•	$10.8 million toward the manufacturing scale-up of relaxin,

•	$6.3 million for conducting a Phase II/III trial of relaxin for the treatment of scleroderma,

•	$1.8 million for increased personnel in our organization, and

•	$1.8 million in expenses associated with the initiation of clinical trials of relaxin.

     We are currently conducting research on a number of potential therapeutic products for new indications that are in various phases of clinical and pre-clinical development. Pharmaceutical research and development programs, by their nature, require a substantial amount of financial and human resources and the FDA may not approve our product candidates for marketing. The costs to develop all of our potential drugs through all clinical phases would cost substantially more than the funds currently available to us. We are unable to predict the level of spending until near the end of the various programs because of the uncertainty of FDA approval of clinical study programs. We caution that many of our development efforts could experience delays, setbacks and failures, with no assurance that any of our clinical research will reach the stage of an NDA or that the NDA will be approved.

     The following table sets forth the status of, and costs attributable to, our current research and clinical development programs. The actual timing of completion of those phases could differ materially from the estimates provided in the table. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see the discussion of clinical risks set forth in “Factors Affecting Our Business and Prospects.” Clinical development is inherently uncertain and expense levels may fluctuate unexpectedly because we cannot accurately predict the timing and level of such expenses.

Research and
		Estimated	Development Expenses
Description/Indication	Phase of Development	Completion of Phase III	through 2002

Extina. Foam	Phase III	mid-2003	$6.7 million
formulation of ketoconazole for the treatment of seborrheic dermatitis

Actiza. Foam	Phase III	late 2003	$4.6 million
formulation of clindamycin for the treatment of acne

Velac. Gel	Phase III	mid-2004	$2.5 million
formulation of clindamycin and tretinoin for the treatment of acne (excluding license and milestone payments to Yamanouchi)

Pre-clinical research	Pre-clinical	N/A	$0.5 million
and development for multiple dermatological indications

     Pharmaceutical products that we develop internally can take several years to research, develop and bring to market in the United States. We cannot reliably estimate the overall completion dates or total costs to complete our major research and development programs. The clinical development portion of these programs can span several years and any estimation of completion dates or costs to complete would be highly speculative and subjective due to the numerous risks and uncertainties associated with developing pharmaceutical products. The FDA defines the steps required to develop a drug in the U.S. Clinical development typically involves three phases of study, and the most significant costs associated with clinical development are the Phase III trials as they tend to be the longest and largest studies conducted during the drug development process. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business. For additional discussion of the risks and uncertainties associated with completing development of potential products, see “Factors Affecting Our Business and Prospects — We cannot sell our current products and product candidates if we do not obtain and maintain governmental approvals” and “—We may spend a significant amount of money to obtain FDA and other regulatory approvals, which may never be granted” and “— If we are unable to develop new products, our expenses may continue to exceed our revenue indefinitely, without any return on the investment.”

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $37.6 million in 2002, $36.1 million in 2001, and $26.7 million in 2000. The increase in 2002 over 2001 was primarily due to:

•	$1.3 million increase compared to 2001 related to the introduction of product samples,

•	$2.7 million increase compared to 2001 in labor and benefit expenses due to increased head count as well as having a full year of expanded sales force compared to eight months in 2001, and

•	an increase compared to 2001 in depreciation expenses related to equipment purchased to support increased headcount, as well as a full year of depreciation related to equipment supporting the expanded sales force,

•	partially offset by $2.6 million in non-cash stock compensation expense in 2001 that did not recur in 2002.

The increase in 2001 over 2000 was primarily due to:

•	the addition of 32 employees in our sales and marketing organizations,

•	additional market research and sales costs related to the OLUX launch and the launch of OLUX and Luxíq 50 gram units,

•	$1.1 million for the amortization of intangibles associated with the acquisition of Connetics Australia in 2001, and

•	$2.6 million in non-cash stock compensation charges.

We expect selling, general and administrative expenses to remain consistent or be slightly higher in 2003 due to the commencement of marketing efforts relating to the anticipated outcome of clinical trials for antifungal foam and anti-acne foam.

Acquired In-Process Research and Development

     In May 2002, we entered into an agreement with Yamanouchi Europe B.V. to license Velac® gel (a first in class combination of 1% clindamycin, and 0.025% tretinoin). We have licensed exclusive rights to develop and commercialize the product in the U.S. and Canada, and have licensed non-exclusive rights in Mexico. Under the terms of the agreement, we paid Yamanouchi an initial $2.0 million licensing fee, which we recorded as acquired in-process research and development expense during the quarter ended June 30, 2002, because the product remains in clinical development and has no alternative future use. In the fourth quarter of 2002, we initiated a Phase III trial for Velac. Under the terms of the agreement, we recorded an additional $2.0 million of acquired in-process research and development expense related to this milestone.

     In April 2001, we completed the acquisition of Connetics Australia (then known as Soltec) for approximately $16.9 million. We accounted for this transaction using the purchase method and allocated $1.1 million of the purchase price to acquired in-process research and development, based on an independent valuation, and the balance to the tangible assets of Connetics Australia, existing developed technology and goodwill. Acquired in-process research and development consisted of several projects, which involved the use of novel technologies to improve the delivery of drugs. The projects were and still are in various stages of development and are subject to substantial risks, and did not have alternative future uses. The value of the in-process research and development was determined by an independent valuation expert using a discounted cash flow analysis with a rate of 20%. In addition, the stage of completion of each project was considered in determining the value.

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

Loss on program termination (relaxin)

     In the second quarter of 2001 we recorded a $6.0 million charge representing estimated costs accrued in connection with the reduction in workforce and the wind down of relaxin development contracts. In the fourth quarter of 2001 we reversed $4.9 million of this charge due to the settlement of potential amounts owed. In the second quarter of 2002 we recorded an additional charge of $312,000, representing the final payment due under an agreement with Boehringer Ingelheim. For additional information, see Note 10 in our Notes to Consolidated Financial Statements for a discussion of the relationship with Boehringer Ingelheim.

Interest and other income (expense), net

     Interest income was $823,000 for 2002, compared to $2.5 million for 2001 and $2.1 million for 2000. The decrease in interest income in 2002 from 2001 was the result of lower cash and investment balances, combined with a decrease in market interest rates on investments. The increase in interest income in 2001 over 2000 arose from the high cash and investment balance which arose from the sale of InterMune shares in December 2000.

     Interest expense was $11,000 in 2002, compared to $46,000 in 2001 and $235,000 in 2000. Interest expense in 2002 was primarily related to a financing arrangement associated with our corporate insurance policies. There were no capital leases outstanding during 2002. The decrease in interest expense in 2001 over 2000 resulted from lower interest expense associated with lower balances outstanding for obligations under capital leases, and long term debt.

     Other income (expense) was a net income of $227,000 in 2002 compared to a net expense of $519,000 in 2001 and zero in 2000. The net other income in 2002 was directly related to the rents received from two sublease arrangements. The net other expense in 2001 was primarily due to a $555,000 net loss on a foreign exchange forward contract partially offset by rents received from a sublease arrangement. The contract was entered into in relation to a business combination and does not qualify as a hedge under SFAS 133. The purpose of the contract was to lock in the purchase price paid for Connetics Australia. The foreign exchange forward contract was terminated on the closing date of the acquisition of Connetics Australia.

Income Taxes

     Income tax expense was $181,000 in 2002 compared to $345,000 in 2001 and $1.0 million in 2000. Income tax expense for 2002 reflects $798,000 of foreign tax provision recorded by Connetics Australia, substantially offset by a U.S. tax benefit of $617,000. The U.S. tax benefit arose principally because of the provisions of the Job Creation and Worker Assistance Act of 2002 enacted on March 9, 2002, which allows taxpayers to carry back net operating losses generated in 2001 and 2002 to offset alternative minimum tax previously paid. Income tax expense in 2001 arose from the taxable operating results of Connetics Australia. The income tax provision for 2000 consisted of alternative minimum tax paid as a result of a $43.0 million gain from the sale of securities. For a more complete description of our income tax position, refer to Note 13 in our Notes to Consolidated Financial Statements.

Change in Accounting Principle

     Effective January 1, 2000, we changed our method of accounting for nonrefundable up-front license fees to recognize such fees over the expected research and development period. The $5.2 million cumulative effect of the change in accounting principle, calculated as of January 1, 2000, was reported as a charge in the year ended December 31, 2000. The cumulative effect was initially recorded as deferred revenue and is being recognized as revenue over the research and development period of the agreements. During the year ended December 31, 2000, the impact of this change in accounting method (excluding the cumulative effect itself) increased net income by $4.4 million or $0.15 per share. This increase consists of $4.9 million revenue deferred in the cumulative effect that was recognized as income in 2000 under the new accounting method, offset by the impact of deferring upfront fees received in 2000. During 2000, approximately $4.1 million of revenue deferred as a component of the cumulative effect charge was fully recognized in the fourth quarter when two of our collaboration partners terminated their agreements with us as a result of the failure of relaxin to meet the primary endpoint in a Phase III trial, and we were released from further obligations. Revenue for both 2002 and 2001 includes $132,000 of revenue previously recognized and included in the cumulative effect adjustment. The unamortized balance of deferred revenue at December 31, 2002, of approximately $527,000 is expected to be recognized as revenue of approximately $132,000 per year during the years ending 2003 through 2006. The pro forma amounts presented in the statement of operations were calculated assuming the accounting change had been in effect for prior periods, and was made retroactive to prior periods.

LIQUIDITY AND CAPITAL RESOURCES

     Sources and Use of Cash. We have financed our operations to date primarily through proceeds from equity financings, sale of investments, collaborative arrangements with corporate partners, bank loans, and product revenues. At December 31, 2002, cash, cash equivalents and short-term investments totaled $33.1 million, compared to $46.3 million at December 31, 2001 and $79.9 million at December 31, 2000. Accounts receivable, net, totaled $4.3 million at December 31, 2002, compared to $5.4 million at December 31, 2001. Our cash balances are held in a variety of interest-bearing instruments including high-grade corporate bonds, commercial paper and money market accounts.

     Cash Flows from Operating Activities. Cash used in operations was $12.5 million for 2002 compared to $24.6 million for 2001 and $15.3 million in 2000. Net loss of $16.6 million for 2002 was affected by non-cash charges of $2.1 million of depreciation and amortization expense and a $2.1 million gain on the sale of investments. Cash usage was partially offset by a decrease in accounts receivable of approximately $1.1 million related to timing of sales and collection of outstanding amounts, and an increase in accounts payable of approximately $4.1 million related to increased development costs.

     Net loss of $16.7 million for 2001 was affected by non-cash charges of $2.0 million of depreciation and amortization expense and $555,000 in other expense related to the foreign exchange forward contract, acquired in-process research and development charge of $1.1 million related to the Connetics Australia acquisition, a one-time $1.1 million charge related to the reduction in the relaxin program, and non-cash compensation charges in the amount of $2.6 million, more than offset by the $8.0 million gain on the sale of the Ridaura product line. The primary reason for the decrease in operating cash flows in 2001 was that we had a $122,000 gain on the sale of InterMune stock in 2001 compared to a $43.0 million gain in 2000 and an unfavorable change in working capital accounts in 2001 of approximately $5.9 million.

     Net income of $27.0 million for 2000 was affected by the gain on sale of InterMune stock of $43.0 million, partially offset by non-cash charges of $764,000 of depreciation and amortization expense and $1.0 million non-cash compensation expense.

     Cash Flows from Investing Activities. Investing activities provided $10.9 million in cash during 2002 compared to cash used in investing activities of $29.9 million in cash during 2001 and $44.2 million provided by investing activities in 2000. The principal source of cash from investing activities in 2002 was net sales of short-term investments, which was partially offset by the use of cash to construct an aerosol filling line at DPT’s plant in Texas. The principal uses of cash for investing activities in 2001 were net purchases of short-term investments and the acquisition of Connetics Australia, which were partially offset by proceeds from the sale of the Ridaura product line.

     Cash Flows from Financing Activities. Financing activities provided $6.5 million in cash during 2002 compared to cash used in financing activities of $200,000 in 2001 and to cash provided by financing activities of $21.0 million in 2000. The principal sources of cash from financing activities in 2002 were proceeds from the sale of common stock of $5.1 million pursuant to the exercise of warrants and stock options and the $1.4 million reduction of restricted cash in connection with the requirements of an operating lease arrangement and collateral on various officer loans.

     Working Capital Working capital decreased to $25.2 million at December 31, 2002 from $44.0 million at December 31, 2001. Our working capital primarily decreased as we used cash in operations and for the purchase of acquired in-process research and development. Working capital decreased to $44.0 million at December 31, 2001 from $71.0 million at December 31, 2000. Our working capital primarily decreased as we used cash in operations and acquired Connetics Australia. The decrease was partially offset by the sale of the Ridaura product line.

     Contractual Obligations and Commercial Commitments. As of December 31, 2002, we had the following contractual obligations and commitments:

Payments Due by Period

Contractual Obligations	Total	< 1 year	1 – 3 years	4 – 5 years	> 5 years

Operating Leases (1)	$5.5 million	$2.4 million	$2.7 million	$0.1 million	$0.3 million
Financing Arrangement (2)	$0.1 million	$0.1 million	$ —	$ —	$ —
Contractual Commitments (3)	$8.4 million	$0.2 million	$1.2 million	$1.7 million	$5.3 million

Total Contractual Cash Obligations	$14.0 million	$2.7 million	$3.9 million	$1.8 million	$5.6 million

(1)	We lease laboratory and office facilities under noncancelable operating leases, which expire through 2005. In March 2002 we entered into an agreement with DPT to construct an aerosol filling line at DPT’s plant in Texas. Under the agreement we are obligated to pay approximately $56,000 per year in rent, for an indefinite period of time, for the pro rata portion of DPT’s facility allocated to the aerosol line. We also lease various automobiles and office equipment under similar leases, expiring through 2006. These obligations are to be partially offset by $458,000 to be received from subleasing arrangements with third parties.

(2)	In 2002 we entered into short term financing arrangements related to our corporate insurance policies. All remaining amounts related to these financing arrangements will be paid in 2003 and have been included in Other Accrued Liabilities on the Consolidated Balance Sheet.

(3)	In March 2002 we entered into a manufacturing and supply agreement with DPT that requires minimum purchase commitments, beginning six months after the opening of the commercial production line and continuing for 10 years. Also in 2002 we entered into a license agreement that requires minimum royalty payments beginning in 2005 and continuing for fifteen years.

As of December 31, 2002, we had no off-balance sheet financing arrangements or commitments other than those disclosed in the table above.

     Restricted Cash and Cash Equivalents. As of December 31, 2002, $724,000 of our total cash and cash equivalents balance was restricted cash, held in various certificates of deposit, for specific purposes: $111,000 relates to collateral on a personal bank loan to one of our officers, and $613,000 relates to a deposit required in connection with a noncancelable operating lease.

     We believe our existing cash, cash equivalents and short-term investments, cash generated from product sales and collaborative arrangements with corporate partners, will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the next 12 months. Future revenues from sales are uncertain as we are subject to patent risks and competition from new products, and products under development may not be safe and effective or approved by the FDA, or we may not be able to produce them in commercial quantities at reasonable costs, and the products may not gain satisfactory market acceptance. Our future capital uses and requirements will depend on numerous factors, including the progress of our research and development programs, the progress of clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, and enforcing patent claims and other intellectual property rights, competing technological and market developments, the level of product revenues, and the possible acquisition of new products and technologies. A key element of our strategy is to in-license or acquire additional marketed or late-stage development products. A portion of the funds needed to acquire, develop and market any new products may come from our existing cash, which will result in fewer resources available to our current products and clinical programs. We are currently evaluating a number of business development opportunities, including the possibility of acquiring or in-licensing other products. If we successfully reach agreements with third parties, these transactions may require us to use some of our available cash, or to raise additional cash by liquidating some of our investment portfolio and/or raising additional funds through equity or debt financings in connection with the transaction.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS 146. In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit and Disposal Activities” (SFAS 146). This statement revises the accounting for exit and disposal activities under Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Specifically, SFAS 146 requires that companies record the costs to exit an activity or dispose of long-lived assets when those costs are incurred. SFAS 146 requires that the measurement of the liability be at fair value. The provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Upon the adoption of SFAS 146, previously issued financial statements shall not be restated. We will assess the impact of adoption of SFAS 146 based on the nature of transactions ongoing at the adoption date.

     SFAS 148. In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting” to require expanded and more prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation. SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method. However, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for the compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. See “Stock-Based Compensation” in Note 2 of our Notes to Consolidated Financial Statements for disclosures required by SFAS 148.

     FIN 45. In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of FIN 45 did not have a material effect on our financial position or results of operations.

     FIN 46. In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 is not expected to have a significant impact on our financial position or results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk. Our holdings of financial instruments comprise a mix of securities that may include U.S. corporate debt, U.S. government debt, and commercial paper. All such instruments are classified as securities available for sale. The average time to maturity of our investments is 87 days. Generally, we do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our market risk exposure consists principally of exposure to reductions in interest rates. The table below presents the principal amounts and weighted average interest rates by year of maturity for our investment portfolio as of December 31, 2002 (in thousands):

	2003	2004	Total	Fair Value

Available-for-sale securities	$22,700	—	$22,700	$23,155
Weighted average annual interest rate	3.96%	—

     Foreign Currency Exchange Risk. Certain payments by third parties to Connetics Australia are made in local currency or Australian dollars, and payments by Connetics Australia to Celltech in the U.K. are made in Australian dollars. Any fluctuations in the currencies of our licensees or licensors against the Australian or the U.S. dollar will cause our royalty revenues and expenses to fluctuate as well. We currently do not hedge our exposure to changes in foreign currency exchange rates. Interest income from our investments is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that we face minimal material market risk exposure.

Item 8. Financial Statements and Supplementary Data

     Our consolidated financial statements and related financial information are filed as a separate section to this Report. Please refer to Item 15(a) for an Index to Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     We have had no changes in or disagreements with our independent public accountants on accounting and financial disclosure.

PART III

Item 10.   Our Directors and Executive Officers

                 Information regarding our Board of Directors is incorporated by reference to the sections entitled “Election of Directors,” “Further Information Concerning the Board of Directors,” and “Additional Information” in our Proxy Statement (“2003 Proxy Statement”) to be filed with the Securities and Exchange Commission relating to our annual meeting of stockholders to be held May 14, 2003. Information regarding our executive officers is included in Part I of this Report in the section entitled “Business – Executive Officers of the Company.”

Item 11.   Executive Compensation

                 Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Executive Compensation and Related Information” in our 2003 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                 Information regarding the beneficial ownership of our common stock by certain beneficial owners and by our directors and management is incorporated into this item by reference to the information set forth under the captions “Stock Ownership” and “Executive Compensation and Related Information” in our 2003 Proxy Statement.

Item 13.   Certain Relationships and Related Transactions

                 Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our 2003 Proxy Statement.

Item 14.   Controls and Procedures

                 Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of Connetics’ disclosure controls and procedures. This evaluation was performed within 90 days before the filing date of this quarterly report. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on their evaluation, the CEO and CFO concluded that the company’s disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports. There have been no significant changes in Connetics’ internal controls or in other factors that could significantly affect internal controls since their evaluation.

PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

Schedule II — Valuation and Qualifying Accounts

		Additions
Allowance for doubtful	Balance at	Charged to		Balance at
accounts, returns, rebates	start of	Expense/Revenue		end
and chargebacks	period	net of reversals	Utilizations	of period

Year ended December 31,
2002	$1,252,628	$4,397,606	$(3,491,166)	$2,159,068
2001	$1,372,448	$2,060,732	$(2,180,552)	$1,252,628
2000	$776,835	$1,372,226	$(776,613)	$1,372,448

           3.     The Exhibits filed as a part of this Report are listed in the Index to Exhibits.

(b)	Reports on Form 8-K. We filed the following Current Reports on Form 8-K during the quarter ended December 31, 2002:

(i)	We filed a Current Report on Form 8-K dated December 23, 2002, with the Securities and Exchange Commission on December 23, 2002, under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

(ii)	We filed a Current Report on Form 8-K dated November 30, 2002, with the Securities and Exchange Commission on December 2, 2002, under Item 5, Other Events.

(iii)	We filed a Current Report on Form 8-K dated November 19, 2002, with the Securities and Exchange Commission on November 20, 2002, under Item 5, Other Events and Item 7, Financial Statements and Exhibits.

(iv)	We filed a Current Report on Form 8-K dated October 25, 2002, with the Securities and Exchange Commission on October 28, 2002, under Item 5, Other Events and Item 7, Financial Statements and Exhibits.

(c)          Exhibits.    See Index to Exhibits.

(d)          Financial Statement Schedules.    See Item 15(a)(2), above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Connetics Corporation a Delaware corporation

By:	/s/ John L. Higgins

John L. Higgins Chief Financial Officer Executive Vice President, Finance and Corporate Development

Date: March 5, 2003

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:

/s/ Thomas G. Wiggans Thomas G. Wiggans	President, Chief Executive Officer and Director	March 5, 2003

Principal Financial and Accounting Officer:

/s/ John L. Higgins John L. Higgins	Chief Financial Officer; Executive Vice President, Finance and Corporate Development	March 5, 2003

Directors:

/s/ Alexander E. Barkas Alexander E. Barkas	Director	March 5, 2003

/s/ Eugene A. Bauer Eugene A. Bauer	Director	March 5, 2003

/s/ R. Andrew Eckert R. Andrew Eckert	Director	March 5, 2003

/s/ John C. Kane John C. Kane	Director	March 5, 2003

/s/ Thomas D. Kiley Thomas D. Kiley	Director	March 5, 2003

/s/ Glenn A. Oclassen Glenn A. Oclassen	Director	March 5, 2003

/s/ Leon E. Panetta Leon E. Panetta	Director	March 5, 2003

/s/ G. Kirk Raab G. Kirk Raab	Chairman of the Board, Director	March 5, 2003

CERTIFICATION BY CHIEF EXECUTIVE OFFICER

I, Thomas G. Wiggans, certify that:

1.     I have reviewed this annual report on Form 10-K of Connetics Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003

       /s/ Thomas G. Wiggans

Thomas G. Wiggans
President and Chief Executive Officer

CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, John L. Higgins, certify that:

1.     I have reviewed this annual report on Form 10-K of Connetics Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003

       /s/ John L. Higgins

John L. Higgins
Executive Vice President, Finance and Corporate Development
Chief Financial Officer

CONNETICS CORPORATION
FORM 10-K
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements and Report of Independent Auditors are filed as part of this Report:

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Connetics Corporation

                 We have audited the accompanying consolidated balance sheets of Connetics Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

                 In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Connetics Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                 As discussed in Note 2 to the consolidated financial statements, in 2000 the Company changed its method of accounting for nonrefundable license fee revenue.

/s/ ERNST & YOUNG LLP

Palo Alto, California
January 24, 2003

CONNETICS CORPORATION
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$8,624	$3,603
Short-term investments	24,440	42,734
Accounts receivable, net of allowances of $2,042 in 2002 and $975 in 2001	4,308	5,392
Restricted cash	424	1,539
Prepaid and other current assets	1,803	1,204

Total current assets	39,599	54,472
Property and equipment, net	5,860	3,167
Restricted cash	300	600
Deposits and other assets	848	332
Goodwill, net	6,271	6,132
Other intangible assets, net	6,675	7,624

Total assets	$59,553	$72,327

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,760	$3,636
Accrued clinical trial costs	1,223	40
Other accrued liabilities	1,493	2,130
Current portion of deferred revenue	363	832
Accrued process development expenses	633	1,209
Accrued payroll and related expenses	2,942	2,599

Total current liabilities	14,414	10,446
Deferred revenue, net of current portion	396	527
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; shares issued and outstanding: 31,180,436 in 2002 and 30,256,965 in 2001	31	30
Additional paid-in capital	169,769	164,270
Deferred compensation	(48)	(69)
Accumulated deficit	(126,088)	(109,498)
Accumulated other comprehensive income	1,079	6,621

Total stockholders’ equity	44,743	61,354

Total liabilities and stockholders’ equity	$59,553	$72,327

See accompanying Notes to Consolidated Financial Statements.

CONNETICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,

	2002	2001	2000

Revenues:
Product	$47,573	$30,923	$20,095
Royalty	2,926	1,097	—
License, contract and other	2,264	2,044	20,679

Total revenues	52,763	34,064	40,774
Operating costs and expenses:
Cost of product revenues	4,190	3,123	3,868
Research and development	25,821	19,156	21,875
Selling, general and administrative	37,624	36,062	26,673
Acquired in-process research and development	4,350	1,080	—
Loss on program termination	312	1,142	—

Total operating costs and expenses	72,297	60,563	52,416

Loss from operations	(19,534)	(26,499)	(11,642)
Interest and other income (expense):
Interest income	823	2,543	2,108
Gain on sale of investment	2,086	122	42,967
Gain on sale of Ridaura product line	—	8,002	—
Interest expense	(11)	(46)	(235)
Other income (expense), net	227	(519)	—

Income (loss) before income taxes and cumulative effect of change in accounting principle	(16,409)	(16,397)	33,198

Income tax provision	(181)	(345)	(1,010)

Income (loss) before cumulative effect of change in accounting principle	(16,590)	(16,742)	32,188
Cumulative effect of change in accounting principle, net of tax	—	—	(5,192)

Net income (loss)	$(16,590)	$(16,742)	$26,996

Basic Earnings Per Share —

Income (loss) per share before cumulative effect of change in accounting principle	$(0.54)	$(0.56)	$1.13

Cumulative effect of change in accounting principle, net of tax	—	—	(0.18)

Net income (loss) per share	$(0.54)	$(0.56)	$0.95

Diluted Earnings Per Share —
Income (loss) per share before cumulative effect of change in accounting principle	$(0.54)	$(0.56)	$1.07
Cumulative effect of change in accounting principle, net of tax	—	—	(0.17)
Net income (loss) per share	$(0.54)	$(0.56)	$0.90
Shares used to compute basic net income (loss) per share	30,757	29,861	28,447
Shares used to compute diluted net income (loss) per share	30,757	29,861	30,086
Pro forma amounts assuming the accounting change was applied retroactively:
Net income (loss)	(16,590)	(16,742)	32,188
Net income (loss) per share Basic	$(0.54)	$(0.56)	$1.13
Diluted	$(0.54)	$(0.56)	$1.07

See accompanying Notes to Consolidated Financial Statements.

CONNETICS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Number of					Accumulated
	Common	Common	Additional			Other	Total
	Shares	Stock	Paid-in	Deferred	Accumulated	Comprehensive	Stockholders'
	Outstanding	Amount	Capital	Compensation	Deficit	Income	Equity

Balance at December 31, 1999	26,904	$27	$133,936	$(39)	$(119,752)	$116	$14,288
Common stock issued under stock option and purchase plans	561	1	2,297	—	—	—	2,298
Issuance of common stock pursuant to license agreements	90	—	561	—	—	—	561
Issuance of common stock pursuant to private placement	2,010	2	19,978	—	—	—	19,980
Issuance of common stock pursuant to equity line	100	—	814	—	—	—	814
Exercise of warrants	20	—	247	—	—	—	247
Stock compensation expense	—	—	1,092	—	—	—	1,092
Tax benefit realized from stock option exercises	—	—	287	—	—	—	287
Deferred compensation, net	—	—	—	18	—	—	18
Comprehensive income:
Net income	—	—	—	—	26,996	—	26,996
Unrealized gain on investments	—	—	—	—	—	6,025	6,025

Total comprehensive income							33,021

Balance at December 31, 2000	29,685	30	159,212	(21)	(92,756)	6,141	72,606
Common stock issued under stock option and purchase plans	519	—	2,070	—	—	—	2,070
Issuance of common stock pursuant to license agreements	1	—	12	—	—	—	12
Exercise of warrants	52	—	392	—	—	—	392
Stock compensation expense	—	—	2,584	(48)	—	—	2,536
Comprehensive loss:
Net loss	—	—	—	—	(16,742)	—	(16,742)
Unrealized gain on investments	—	—	—	—	—	503	503
Foreign currency translation adjustment	—	—	—	—	—	(23)	(23)

Total comprehensive loss							(16,262)

Balance at December 31, 2001	30,257	30	164,270	(69)	(109,498)	6,621	61,354
Common stock issued under stock option and purchase plans	659	1	3,449	—	—	—	3,450
Issuance of common stock pursuant to license agreements	1	—	12	—	—	—	12
Exercise of warrants	263	—	1,683	—	—	—	1,683
Stock compensation expense	—	—	355	21	—	—	376
Comprehensive loss:
Net loss	—	—	—	—	(16,590)	—	(16,590)
Reclassification adjustment for realized gain on sale of equity security	—	—	—	—	—	(2,086)	(2,086)
Unrealized loss on investments	—	—	—	—	—	(3,532)	(3,532)
Foreign currency translation adjustment	—	—	—	—	—	76	76

Total comprehensive loss							(22,132)

Balance at December 31, 2002	31,180	$31	$169,769	$(48)	$(126,088)	$1,079	$44,743

See accompanying Notes to Consolidated Financial Statements.

CONNETICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$(16,590)	$(16,742)	$26,996
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,285	953	764
Amortization of goodwill and intangible assets	810	1,057	—
Gain on sale of investment	(2,086)	(122)	(42,967)
Gain on sale of Ridaura product line	—	(8,002)	—
Stock compensation expense	376	2,536	1,110
Non-cash charge for in-process research and development	—	1,080	—
Loss on foreign exchange forward contract	—	555	—
Stock issued pursuant to license agreement	12	12	—
Changes in assets and liabilities:
Accounts receivable, net	1,103	(1,091)	(1,141)
Other assets	(931)	(588)	25
Accounts payable	4,119	(1,645)	220
Accrued and other current liabilities	(3)	(3,166)	(1,139)
Deferred revenue	(600)	568	791

Net cash used in operating activities	(12,505)	(24,595)	(15,341)

Cash flows from investing activities:
Purchases of short-term investments	$(32,573)	$(56,371)	$(23,148)
Sales and maturities of short-term investments	47,335	35,870	68,372
Purchases of property and equipment	(3,907)	(1,758)	(1,066)
Proceeds from sale of Ridaura product line	—	8,979	—
Acquisition of business, net of cash acquired	—	(16,611)	—

Net cash provided by (used in) investing activities	10,855	(29,891)	44,158

Cash flows from financing activities:
Restricted cash	1,415	(1,876)	(263)
Payments of debt	—	(750)	(1,000)
Payment of notes payable	—	—	(1,553)
Payments on obligations under capital leases	—	(37)	(47)
Proceeds from issuance of common stock, net	5,133	2,462	23,900

Net cash provided by (used in) financing activities	6,548	(201)	21,037
Effect of foreign currency exchange rates on cash and cash equivalents	123	(24)	—

Net change in cash and cash equivalents	5,021	(54,711)	49,854
Cash and cash equivalents at beginning of year	3,603	58,314	8,460

Cash and cash equivalents at end of year	$8,624	$3,603	$58,314

Supplementary information:
Interest paid	$11	$46	$235
Income taxes paid	654	698	2

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

1. Organization and Development of the Company

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

     In April 1999, we launched Luxíq. In May 2000, the U.S. Food and Drug Administration, or FDA, approved OLUX, which we began selling in November 2000. These products are approved for the treatment of corticosteroid-responsive scalp dermatoses. We cannot assure you that any of our other potential products will be successfully developed, receive the necessary regulatory approvals, or be successfully commercialized. Accordingly, our ability to continue our development and commercialization activities is dependent upon the ability of our management to increase sales of our existing products and obtain substantial additional financing.

     In the course of our development activities, we have sustained continuing operating losses. Our future capital uses and requirements depend on numerous factors, including the level of product revenues, the possible acquisition of new products and technologies, the development of commercialization activities, the progress of our research and development programs, the progress of clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, and enforcing patent claims and other intellectual property rights, competing technological and market developments, and our ability to establish collaborative arrangements. Therefore, our uses of capital and our requirements may increase in future periods. As a result, we may require additional funds before we are able to sustain profitability and we may attempt to raise additional funds through equity or debt financings, collaborative arrangements with corporate partners or from other sources. We currently have no commitments for any additional financings, and we cannot assure you that additional funding will be available to finance our ongoing operations when needed or, if available, that the terms for obtaining such funds will be favorable or will not result in dilution to the our stockholders.

2. Summary of Significant Accounting Policies

Principles of Consolidation

     In April 2001, we established a holding company (Connetics Holdings Pty Ltd.) to acquire Soltec Research Pty Ltd., or Soltec. In October 2002, we changed Soltec’s name to Connetics Australia Pty Ltd. The accompanying consolidated financial statements include the accounts of Connetics, Connetics Holdings, and Connetics Australia since April 20, 2001, the day following the acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation. We have reclassified certain prior year balances to conform to the current year’s presentation.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates based upon future events.

Revenue Recognition

     Product Sales. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. We recognize product revenue net of estimated allowances for discounts, rebates, returns and chargebacks. We are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. We authorize returns for damaged products and exchanges for expired products in accordance with our return goods policy and procedures, and we establish reserves for such amounts at the time of sale. To date we have not experienced significant returns of damaged or expired product. Product shipping and handling costs are included in cost of product revenues.

     Royalty Revenue. Royalties from licensees are based on third-party sales. We recognize royalties in the quarter in which the royalty payment is either received from the licensee or may be reasonably estimated, which is typically one quarter following the related sale by the licensee.

     Royalty expenses directly related to product sales are classified in cost of product revenues. Royalty expenses totaled $1.3 million in 2002, $1.4 million in 2001, and $2.1 million in 2000. The reduction in royalty expenses in 2002 and 2001 compared to 2000 was due to the effects of the Connetics Australia acquisition in April 2001. Royalty expenses related to agreements with Connetics Australia are now eliminated in consolidation.

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

     The $5.2 million cumulative effect of the change in accounting principle, calculated as of January 1, 2000, was reported as a charge in the year ended December 31, 2000. The cumulative effect was initially recorded as deferred revenue and is being recognized as revenue over the research and development period of the agreements. During the year ended December 31, 2000, the impact of this change in accounting method (excluding the cumulative effect itself) increased net income by $4.4 million or $0.15 per share. This increase consists of $4.9 million revenue deferred in the cumulative effect that was recognized as income in 2000 under the new accounting method, offset by the impact of deferring upfront fees received in 2000. During 2000, approximately $4.1 million of revenue deferred as a component of the cumulative effect charge was fully recognized in the fourth quarter when two of our collaboration partners terminated their agreements with us as a result of the failure of relaxin to meet the primary endpoint in a Phase III trial, and Connetics was released from further obligations. Revenue for both 2002 and 2001 included $132,000 of revenue previously recognized and included in the cumulative effect adjustment. We expect to recognize the unamortized balance of deferred revenue at December 31, 2002 of approximately $527,000 as revenue at a rate of approximately $132,000 per year during the years ending 2003 through 2006. The pro forma amounts presented in the consolidated statement of operations were calculated assuming the accounting change had been in effect for prior periods, and was made retroactive to prior periods.

Cash Equivalents and Short-term Investments

     Cash and cash equivalents consist of cash on deposit with banks and money market instruments with original maturities of 90 days or less at the date of purchase. Investments with maturities beyond three months at the date of acquisition and that mature within one year from the balance sheet date are considered to be short-term investments. Short-term investments are classified as available-for-sale at the time of purchase and are carried at fair value, and we report unrealized gains and losses as a separate component of stockholders’ equity. The cost of securities sold is based on the specific identification method.

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

Foreign Currency

     Connetics Australia’s functional currency is the Australian dollar. We translate Connetics Australia’s local currency balance sheet into U.S. dollars using the exchange rates in effect at the balance sheet date; for revenue and expense accounts we use a weighted average exchange rate during the period. Foreign currency translation adjustments are recorded in comprehensive income (loss). Net gains and losses resulting from foreign exchange transactions are included in the consolidated statement of operations and were immaterial for all years presented.

Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining lease term.

Goodwill, Purchased Intangibles and Impairment of Long Lived Assets

     We record goodwill in a business combination when the purchase price of the net tangible and intangible assets we acquire exceeds their fair value. In July 2001 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, effective January 1, 2002, we are no longer required to amortize goodwill and intangible assets with indefinite lives, but are required to periodically review these assets for impairment. Intangible assets determined to have definite lives will continue to be amortized over their useful lives. We adopted SFAS 142 effective January 1, 2002 and reclassified amounts to goodwill that were previously allocated to assembled workforce. When we adopted SFAS 142, we ceased amortizing goodwill previously representing an expense of approximately $700,000 per year. In conjunction with the implementation of SFAS 142 we performed an impairment test of goodwill as of January 1, 2002, which did not result in an impairment charge at transition. SFAS 142 also requires that we test goodwill for impairment on an annual basis or more frequently if indicators of potential impairment exist. We performed the annual test as of October 1, 2002, which also did not result in an impairment charge. We will perform this annual test on October 1 of future years or more frequently if indicators of potential impairment exist. We will continue to amortize other intangible assets that meet the criteria for separate recognition from goodwill over their useful lives of ten years.

     We periodically perform reviews to determine if the carrying value of long-term assets, including goodwill (purchased intangibles, property and equipment), is impaired. The reviews look for the existence of facts of circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. No such impairment has been indicated to date. If in the future, management determines the existence of impairment indicators, we would use undiscounted cash flows to initially determine whether impairment should be recognized. If necessary, we would perform subsequent calculation to measure the amount of impairment loss based on the excess of the carrying value over the fair value of the impaired assets. If quoted market prices for the assets are not available, the fair value would be calculated using the present value of estimated expected future cash flows or other appropriate valuation methodologies. The cash flow calculation would be based on management’s best estimates, using appropriate assumption and projections at the time.

Fair Value of Financial Instruments

     The fair value of our cash equivalents and short-term investments is based on quoted market prices. The carrying amount of cash equivalents and short-term investments are equal to their respective fair values at December 31, 2002 and 2001.

Research and Development

     Research and development expenses include related salaries and benefits, laboratory supplies, external research programs, clinical studies and allocated overhead costs such as rent, supplies and utilities. All such costs are charged to research and development expense as incurred.

Inventories

     Inventories consist primarily of finished goods and supplies held at the manufacturers’ facilities and are valued at the lower of actual cost or market. All such amounts are included in other current assets in the Consolidated Balance Sheets.

Certain Concentrations

     Financial instruments that potentially subject us to concentration of credit risk consist principally of investments in debt securities and trade receivables. Management believes the financial risks associated with these financial instruments are minimal. We maintain our cash, cash equivalents and investments with high-quality financial institutions. We perform credit evaluations of our customers’ financial condition and limit the amount of credit extended when necessary, but generally we do not require collateral on accounts receivable.

     We contract with independent sources to manufacture our products. We currently rely on two vendors to manufacture our products and we are in the process of qualifying one additional vendor for this purpose. If these manufacturers are unable to fulfill our supply requirements, our future results could be negatively impacted. We sell our products to wholesalers in the United States.

     Our product revenues and trade accounts receivable are concentrated with a few customers. The following tables detail those concentrations in gross product sales and trade accounts receivable that are greater than 10% of the relative total, for each of the years ended December 31, 2002, 2001 and 2000. Note that Cardinal Health acquired Bindley Western in 2001, and Amerisource acquired Bergen Brunswig in 2001.

	Percentage of Gross Product Revenues
	Years Ended December 31,

Customer	2002	2001	2000

Cardinal Health	43%	44%	32%
McKesson	26%	29%	27%
AmerisourceBergen	23%	16%	—
Bergen Brunswig	—	—	15%
Bindley Western	—	—	11%

	Percentage of Outstanding Trade Receivable
	Years Ended December 31,

Customer	2002	2001	2000

Cardinal Health	54%	45%	45%
AmerisourceBergen	37%	16%	—
McKesson	6%	33%	26%
Bergen Brunswig	—	—	10%

Comprehensive Income (Loss)

     Comprehensive income (loss) represents net income (loss), unrealized gains (losses) on our available-for-sale securities, and foreign currency translation adjustment, all net of taxes. Accumulated other comprehensive income included $1.0 million of net unrealized gains on investments and $53,000 of foreign currency translation adjustments as of December 31, 2002 and $6.6 million of unrealized gains on investments and $23,000 of foreign currency translation adjustments as of December 31, 2001. Comprehensive income (loss) has been disclosed in the Consolidated Statement of Stockholders’ Equity.

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

Advertising

     We expense advertising costs as we incur them. Advertising costs were $348,000 in 2002, $968,000 in 2001, and $292,000 in 2000.

Stock-Based Compensation

     We use the intrinsic-value method of accounting for stock-based awards granted to employees, as allowed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. Accordingly, no compensation expense is recognized in our financial statements in connection with stock options granted to employees with exercise prices not less than fair value. Also, we do not record any compensation expense in connection with our Employee Stock Purchase Plan as long as the purchase price is not less than 85% of the fair market value at the beginning or end of each offering period, whichever is lower.

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

     Although SFAS 123 allows us to continue to follow the present APB 25 guidelines, we are required to disclose pro forma net income (loss) and basic and diluted earnings per share as if the fair value based method had been applied to all awards.

	Years Ended December 31,

(in thousands except per share amounts):	2002	2001	2000

Net income, as reported	$(16,590)	$(16,742)	$26,996
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(4,519)	$(3,179)	$(4,400)

Pro forma net income	$(21,109)	$(19,921)	$22,596

Earnings per share:
Basic — as reported	$(0.54)	$(0.56)	$0.95
Basic — pro forma	$(0.69)	$(0.67)	$0.79
Diluted — as reported	$(0.54)	$(0.56)	$0.90
Diluted — pro forma	$(0.69)	$(0.67)	$0.75

     For purposes of this analysis, we estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

	Stock Option Plans			Stock Purchase Plan

	2002	2001	2000	2002	2001	2000

Expected stock volatility	65.28%	70.0%	100%	60.48%	94.0%	100%
Risk-free interest rate	4.625%	5.35%	6.00%	3.875%	5.92%	5.80%
Expected life (in years)	3.48	3.57	3.89	0.49	1.81	1.71
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, our management does not believe that the existing models necessarily provide a reliable single measure of the fair value of its options. The weighted average fair value of options granted was $5.74 in 2002, $3.02 in 2001, and $5.37 in 2000.

     The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on reported results of future years.

Net Income (Loss) Per Share

     We compute basic net income (loss) per common share by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share using the weighted average of all common and diluted equivalent stock options and warrants outstanding during the period. We excluded all stock option and warrants from the calculation of diluted loss per common share for the years ended December 31, 2002 and 2001 because these securities were anti-dilutive during those years.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share amounts):

	Years Ended December 31,

	2002	2001	2000

Numerator:
Net income (loss)	$(16,590)	$(16,742)	$26,996

Denominator for basic earnings per share —
Weighted-average shares	30,757	29,861	28,447
Effect of Dilutive Securities:
Stock Options	—	—	1,276
Warrants	—	—	363

Denominator for diluted earnings per share —
Adjusted weighted-average shares and assumed conversions	30,757	29,861	30,086

Basic net income (loss) per share	$(0.54)	$(0.56)	$0.95
Diluted net income (loss) per share	$(0.54)	$(0.56)	$0.90

Disclosure about Segments of an Enterprise and Related Information

     Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires us to identify the segment or segments we operate in. Based on the standards set forth in SFAS 131, we operate in one segment: the development and commercialization of pharmaceuticals. For the years ended December 31, 2002 and 2001, approximately 93% and 95%, respectively, of our revenues were derived from customers in the United States.

     Revenues by product are as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

OLUX	$32,339	$14,996	$1,211
Luxíq	15,042	13,848	10,973
Other	192	2,079	7,911

	$47,573	$30,923	$20,095

     We do not have a material amount of long-lived assets outside of the United States.

Recent Accounting Pronouncements

     SFAS 146. In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit and Disposal Activities” (SFAS 146). This statement revises the accounting for exit and disposal activities under Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Specifically, SFAS 146 requires that companies record the costs to exit an activity or dispose of long-lived assets when those costs are incurred. SFAS 146 requires that the measurement of the liability be at fair value. The provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Upon the adoption of SFAS 146, previously issued financial statements shall not be restated. We will assess the impact of adoption of SFAS 146 based on the nature of transactions ongoing at the adoption date.

     SFAS 148. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting” to require expanded and more prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method. However, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for the compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion No. 25. We use the intrinsic-value method of accounting for stock-based awards granted to employees, as allowed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. We adopted the disclosure provisions of SFAS 148 on December 31, 2002.

     FIN 45. In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not expect the adoption of FIN 45 to have a significant impact on our financial statements.

     FIN 46. In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 is not expected to have a significant impact on our financial position or results of operations.

3. Cash Equivalents and Short-term Investments

     The following tables summarize our available-for-sale investments (in thousands):

	December 31, 2002

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Loss	Fair Value

Corporate debt	$18,137	$31	$(1)	$18,167
Commercial paper	5,500	—	—	5,500
Equity securities	289	996	—	1,285
Money market funds	626	—	—	626

Total	24,551	1,027	(1)	25,578
Less amount classified as cash Equivalents	(1,138)	—	—	(1,138)

Total short-term investments	$23,414	$1,027	$(1)	$24,440

	December 31, 2001

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Loss	Fair Value

Corporate debt	$29,863	$85	$(6)	$29,942
Commercial paper	5,625	—	—	5,625
Equity securities	602	6,643	(78)	7,167
Money market funds	665	—	—	665

Total	36,755	6,728	(84)	43,399
Less amount classified as cash Equivalents	(665)	—	—	(665)

Total short-term investments	$36,090	$6,728	$(84)	$42,734

     The gross realized gains on sales of available-for-sale investments totaled $2.4 million in 2002, $413,000 in 2001, and $43.1 million in 2000, and gross realized losses for the same periods totaled $633,000, $166,000, and $82,000, respectively. The average maturity of our available-for-sale debt securities is less than one year. We calculated realized gains and losses based on the specific identification method.

4. Property and Equipment

     Property and equipment consists of the following (in thousands):

	December 31,

	2002	2001

Laboratory and manufacturing equipment	$4,632	$3,277
Leasehold improvements	3,023	1,319
Computer equipment	1,927	1,672
Furniture, fixtures and office equipment	1,258	968
Land and building	555	446

	11,395	7,682
Less accumulated depreciation and amortization	(5,535)	(4,515)

Property and equipment, net	$5,860	$3,167

     5.     Acquisition of Connetics Australia (formerly Soltec Research Pty Ltd.)

     In April 2001, we acquired Soltec Research Pty Ltd. We changed Soltec’s name to Connetics Australia Pty Ltd. in 2002. On a consolidated basis we now own the intellectual property that we licensed from Connetics

Australia prior to the acquisition. Our two marketed dermatology products and current product development programs are based on technology developed by Connetics Australia. Connetics Australia has leveraged its broad range of drug delivery technologies by entering into license agreements with dermatology companies around the world. Those license agreements bear royalties payable to Connetics Australia for currently marketed products, as well as potential future royalties for products under development. We accounted for the acquisition using the purchase method of accounting, and accordingly the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date.

     We purchased all of the shares of Soltec’s capital stock for cash of $16.9 million plus transaction costs of approximately $250,000. We accounted for the acquisition using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. We allocated $6.8 million of the purchase price to existing technology, $6.6 million to goodwill, $1.3 million to tangible net assets assumed, $1.2 million to patents and core technology, $1.1 million to acquired in-process research and development, and $150,000 to assembled workforce. We determined the fair value of the intangible assets based upon an independent valuation using a combination of methods, including an income approach for the in-process research and development and existing technology, a cost approach for the assembled workforce and the royalty savings approach for the patents and core technology.

     We computed the value of the acquired in-process technology using a discounted cash flow analysis with a discount rate of 20% on the anticipated income stream and the expected completion stage of the related product revenues. The acquired in-process research and development programs are in early stages of development, have not reached technological feasibility, and have no foreseeable alternative future uses. We computed the value of the existing technology using a discounted cash flow analysis with a discount rate of 15%. The discounted cash flow analysis was based on management’s forecast of future revenues, cost of revenues and operating expenses related to the products and technologies purchased from Connetics Australia. Amortization of the acquired intangibles associated with this acquisition totaled $805,000 for the year ended December 31, 2002.

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

6. Goodwill and Other Intangible Assets

     Changes in the carrying amount of goodwill for the year ended December 31, 2002, is as follows (in thousands):

Balance as of December 31, 2001	$6,132
Reclassification of net intangible asset — assembled workforce into goodwill	139

Balance as of December 31, 2002	$6,271

     The components of our other intangible assets at December 31, 2002, are as follows (in thousands):

		Gross Carrying	Accumulated
	Useful Life in Years	Amount	Amortization	Net

Existing technology	10	$6,810	$(1,163)	$5,647
Patents	10	1,310	(282)	1,028

Total		$8,120	$(1,445)	$6,675

     Amortization expense for our other intangible assets was $810,000 for the year ended December 31, 2002 and, $590,000 for the year ended December 31, 2001. The second quarter of 2001 was the first quarter during 2001 that we recognized amortization expense following the acquisition of Connetics Australia.

     The expected future amortization expense of our other intangible assets is as follows (in thousands):

Amortization Expense

For the year ended December 31, 2003	$805
For the year ended December 31, 2004	$805
For the year ended December 31, 2005	$805
For the year ended December 31, 2006	$805
For the year ended December 31, 2007	$805
Thereafter	$2,650

     SFAS 142 does not permit restatement of previously issued financial statements. The following table provides a reconciliation of reported operating results and per share information, adjusted to exclude goodwill amortization as though SFAS 142 had been applied.

	Years Ended December 31,

	2002	2001	2000

Reported net income (loss)	$(16,590)	$(16,742)	$26,996
Add back: goodwill amortization	—	478	—

Net loss excluding goodwill amortization	$(16,590)	(16,264)	$26,996
Reported basic earnings (loss) per share	$(0.54)	$(0.56)	$0.95
Add back: goodwill amortization	—	0.02	$—

Basic earnings (loss) per share excluding goodwill amortization	$(0.54)	$(0.54)	$0.95
Reported diluted loss per share	$(0.54)	$(0.56)	$0.90
Add back: goodwill amortization	—	0.02	—

Diluted loss per share excluding goodwill amortization	$(0.54)	$(0.54)	$0.90
Shares used to calculate basic earnings (loss) per share	30,757	29,861	28,447
Shares used to calculate diluted earnings (loss) per share	30,757	29,861	30,086

7. In-License Agreements

Yamanouchi License Agreement

     In May 2002, we entered into an agreement with Yamanouchi Europe B.V. to license Velac® gel (a first in class combination of 1% clindamycin, and 0.025% tretinoin). We have licensed exclusive rights to develop and commercialize the product in the U.S. and Canada, and have licensed non-exclusive rights in Mexico. Under the terms of the agreement, we paid Yamanouchi an initial $2.0 million licensing fee, which we recorded as acquired in-process research and development expense during the quarter ended June 30, 2002, because the product remains in clinical development and has no alternative future use. In the fourth quarter of 2002, we initiated a Phase III trial for Velac. Under the terms of the agreement, we recorded an additional $2.0 million in-process research and development expense related to this milestone.

Connetics Australia License Agreements

     Before we acquired Connetics Australia, we had entered into a series of license agreements with Connetics Australia. Those license agreements are still in effect, although royalty payments to Connetics Australia are now eliminated in consolidation. In December 1999, we entered into a comprehensive licensing agreement with Connetics Australia for exclusive rights to certain applications of a broad range of unique topical delivery technologies, including aerosol foam formulations and Connetics Australia’s patented Liquipatch technology. We paid Connetics Australia a $500,000 license fee upon signing of the agreement and issued 80,154 shares of our common stock in January 2000 valued at $500,000. That stock was assigned to F.H. Faulding & Co. Ltd. in 2001, in connection with our acquisition of Connetics Australia. We charged the $1.0 million to research and development expense.

8. Royalty-Bearing Agreements

Pharmacia License Agreement

     In December 2001, we entered into an agreement granting Pharmacia Corporation exclusive global rights, excluding Japan, to our proprietary foam drug-delivery technology for use with Pharmacia’s Rogaine® hair loss treatment. Under the agreement, Pharmacia paid us an initial licensing fee, and agreed to pay us when it achieves specified milestones, plus a royalty on product sales. We have recognized $1.0 million under the agreement through December 31, 2002. Pharmacia will be responsible for most product development activities and costs. Pharmacia will be responsible for most product development activities and costs, and we have agreed to provide certain pre-clinical development support.

Other Licenses for Foam Technology

     We have entered into a number of agreements for the foam technology. We have licensed the technology to betamethasone valerate foam to Celltech Group plc in Europe, and Celltech has licensed the worldwide rights to their patent on the technology to us. We pay Celltech royalties on all sales worldwide of foam formulations containing steroids. Celltech markets their product as Bettamousse™ (the product equivalent of Luxíq). We also have license agreements with Bayer (in the U.S.) and Pfizer and Mipharm (internationally) for the use of pyrethrin foam for head lice. That product is marketed in the U.S. as RID®, as Banlice® in Australia, and as Milice® in Italy. We receive royalties on sales of those products. In 2002, on a consolidated basis, we received $305,000 in royalties for foam-based technology. We have also entered into development agreements with other companies to develop the foam for specific indications.

Licenses for Liquipatch Technology

     In June 2001, we entered into a global licensing agreement with Novartis Consumer Health SA for the Liquipatch drug-delivery system for use in topical antifungal applications. The agreement gives Novartis the exclusive, worldwide rights to use the Liquipatch technology in the topical antifungal field. In March 2002, Novartis paid us $580,000 to exercise its then-existing option to expand the license agreement. Novartis will be responsible for all development costs, and will be obligated to pay license fees, milestone payments and royalties on future product sales.

License for Aerosol Spray

     We have licensed to a major international company the rights to a super-concentrated aerosol spray that is marketed in the U.S. and internationally. We receive royalties on sales of the product. In 2002, on a consolidated basis, we received $2.4 million in royalties in connection with this agreement.

InterMune

     In 1998, we formed a subsidiary, InterMune Pharmaceuticals, Inc. (now known as InterMune, Inc.), to develop Actimmune for serious pulmonary and infectious diseases and congenital disorders shortly after we in-licensed Actimmune from Genentech. In April 1999, InterMune became an independent company, and effective April 1, 2000 we assigned to InterMune our remaining rights and obligations under the license with Genentech and the corresponding supply agreement. In exchange, InterMune paid us approximately $6.1 million. Effective April 1, 2000, we began accounting for our investment in InterMune using the cost method when, after InterMune became a public company, our investment was diluted from 100% to 9%. As of December 31, 2002 we held 50,000 shares of common stock of InterMune. In addition, we have retained the product rights for potential dermatological applications. We received royalties on Actimmune sales of $172,000 in 2002, and zero in 2001 and 2000. We recorded gains on the sale of InterMune stock of $2.3 million in 2002, $122,000 in 2001, and $43.0 million in 2000.

9. Divestiture of Ridaura

     In April 2001, we sold the rights to our product Ridaura including inventory and identified liabilities to

Prometheus Laboratories Inc. for $9.0 million in cash plus a royalty on annual sales in excess of $4.0 million through March 2006. Ridaura is a prescription pharmaceutical product for the treatment of rheumatoid arthritis. We accrued approximately $978,000 for transaction related costs and contractual liabilities incurred as of the date of the sale. After recognizing the above amounts, we recorded a gain of $8.0 million on this transaction in 2001. Prometheus assumed our obligations under a Supply Agreement to supply Ridaura in Canada to Pharmascience, Inc. We have received no royalties to date on sales of Ridaura.

     We acquired the U.S. and Canada rights to Ridaura in December 1996 from SmithKline (now GlaxoSmithKline). We were required to pay interest on the principal amount outstanding from January 5, 1999 through April 1, 2000. We paid GlaxoSmithKline $1.6 million in principal and interest in 2000, and all amounts owing had been repaid as of December 31, 2000.

10. Relaxin Program and Agreements

     In October 2000, we announced that our pivotal clinical trial of relaxin had failed to show statistical significance with respect to the primary endpoint of the trial. Based on the result of the pivotal trial, and following an extensive evaluation of other potential uses for relaxin, in May 2001, we announced our decision to pursue a license partner or other strategic alternative for our relaxin program. As a result, we have reduced our investment in the development of relaxin in favor of focusing our resources on expanding our dermatology business. During the second quarter of 2001, we eliminated 27 employee positions related to relaxin. We recognized a one-time charge of approximately $1.1 million in 2001 and an additional $312,000 in 2002, which represents $451,000 accrued in connection with the reduction in workforce as well as $1.0 million for the wind down of relaxin development contracts. Of the amounts accrued in 2001 and 2002, $358,000 remains accrued as of December 31, 2002.

     Boehringer Ingelheim. Boehringer Ingelheim, or BIA, manufactured relaxin for us for clinical uses under a long-term contract. In July 2001, following our May 2001 announcement about downsizing the relaxin program, BIA notified us that BIA believed we were in breach of the relaxin manufacturing agreement and that BIA intended to terminate the agreement and seek remedies if we did not remedy the alleged breach. In December 2001, we reached an amicable settlement with BIA. We mutually agreed to terminate the agreement, BIA agreed to provide certain reports still owing to Connetics at the time, and Connetics agreed to pay BIA a total of €1,103,000, or approximately $990,000, as settlement of all remaining matters. Of the amount owed, we paid €500,000 or approximately $442,000 in 2002 and €250,000 or approximately $222,000 in 2001. We charged the balance due of $312,000 to expense in 2002 upon delivery of final reports, and will make that payment in early 2003.

     Medeva PLC. In January 1999, we entered into a development and commercialization agreement for relaxin with Medeva PLC (now Celltech Group PLC) for relaxin in Europe. In October 2000, following the announcement of the results of our Phase III clinical trial for scleroderma, Celltech notified us that they were terminating the agreement in accordance with its terms. As of December 31, 2000, we had no further development obligations under the agreement; all rights reverted to us in April 2001. During the year ended December 31, 2001, we recorded $756,000 previously deferred as revenue in connection with this agreement.

     Paladin Labs, Inc. In July 1999, we entered into a collaboration and exclusive license agreement with Paladin for the development and commercialization of relaxin in Canada. Although we have discontinued our development efforts for relaxin for scleroderma, Paladin has indicated that it will continue the collaboration for other indications. Under the terms of the agreement, we received an initial sum of $800,000, which includes payments for development fees and an equity investment. Paladin would owe additional milestone payments for the approval of non-scleroderma indications for relaxin in Canada. Paladin is responsible for all development and commercialization activities in Canada, and is obligated to pay royalties on all sales of relaxin in Canada. We recorded contract revenue under this agreement of $53,000 in 2002, $53,000 in 2001, and $703,000 in 2000.

     F.H. Faulding & Co., Ltd. In April 2000, we entered into a collaboration and exclusive license agreement with Faulding for the development and commercialization of relaxin in Australia. Although we have discontinued our development efforts for relaxin for scleroderma, Faulding has indicated that it will continue the collaboration for other indications. Under the terms of the agreement, Faulding paid $510,000 for the initial license of relaxin for the treatment of scleroderma. Faulding would owe additional milestone payments for the approval of non-scleroderma indications for relaxin in Australia. Faulding is responsible for all development and commercialization activities in

Australia, and is obligated to pay royalties on all sales of relaxin in Australia. We recorded contract revenue under this agreement of $79,000 in 2002, $79,000 in 2001, and $39,000 in 2000.

11. Commitments

     We lease three facilities under non-cancelable operating leases, the last of which expires in April 2005. One of the operating leases requires an irrevocable standby letter of credit that is secured by a certificate of deposit with our bank. The amount of the letter of credit includes an automatic annual reduction feature and expires on December 31, 2003. At December 31, 2002, the restricted cash related to this letter of credit amounted to $612,000; at December 31, 2001, the restricted cash related to this letter of credit amounted to $925,000. The amounts are included in the restricted cash balances on the Consolidated Balance Sheets. We also lease office equipment and automobiles under various operating leases that will expire on various dates through 2006.

     In 2002 we entered into short term financing arrangements related to our corporate insurance policies. The remaining amount of $89,000 related to these financing arrangements will be paid in 2003 and has been included in Other Accrued Liabilities on the Consolidated Balance Sheet.

     In March 2002 we entered into a manufacturing and supply agreement with DPT that requires minimum purchase commitments, beginning six months after the opening of the commercial production line and continuing for 10 years. Also in 2002 we entered into a license agreement that requires minimum royalty payments beginning in 2005 and continuing for fifteen years.

     The future minimum rental payments under non-cancelable operating leases, financing arrangements and contractual commitments as of December 31, 2002 are as follows (in thousands):

Years ended		Financing	Contractual
December 31:	Operating Leases	Arrangements	Commitments	Total
2003	$1,965	$89	$225	$2,279
2004	2,130	—	$450	$2,580
2005	584	—	$700	$1,284
2006	56	—	$850	$906
2007	56	—	$850	$906
Thereafter	278	—	$5,325	$5,603

	$5,069	$89	$8,400	$13,558

     We recognize facilities rent expense on a straight-line basis over the term of each lease. Facilities rent expense under operating leases was approximately $1.5 million for the year ended December 31, 2002 (net of sublease income of $742,000), $1.2 million for the year ended December 31, 2001 (net of sublease income of $160,000), and $938,000 in 2000. The operating lease obligations set forth above are shown net of $458,000 to be received from a subleasing arrangement with third parties: $426,000 in 2003 and $32,000 in 2004. One sublease agreement expires on January 31, 2003 and a second sublease agreement expires on January 31, 2004.

12. Stockholders’ Equity

Warrants

     We have outstanding warrants to purchase up to 90,427 shares of our common stock, at various prices and with varying expiration dates.

     In July 1999, we issued a warrant to a third party to purchase 15,000 shares of common stock as partial compensation for financial advice pertaining to investor and media relations. The warrant has an exercise price of $6.063 and expires in 2004. We valued the warrant using the Black-Scholes method and recorded $66,000 as selling, general and administrative expense. As of December 31, 2002, none of these warrants had been exercised.

     As a commitment fee in connection with an equity line arrangement, we issued warrants to purchase 25,000 shares in December 1998 at a purchase price of $4.40, warrants to purchase 25,000 shares in December 1999 at a purchase price of $6.875, and warrants to purchase 25,427 shares in December 2000 at a purchase price of $5.3625. The warrants expire between 2003 and 2005. The fair value of these warrants has been charged against additional paid-in capital as a stock offering cost.

     In October 2000, we entered into a license agreement with a third party to acquire rights to certain intellectual property related to relaxin. In connection with the license agreement, we agreed to issue warrants to purchase up to 50,000 shares of our common stock. In October 2000, we issued one warrant to that party to purchase 20,000 shares at an exercise price of $5.31. As of December 31, 2002, that warrant was no longer outstanding. We valued the warrant using the Black-Scholes method and recorded $82,000 as selling, general and administrative expense. We agreed to issue a warrant to purchase the additional 30,000 shares of our common stock when and if relaxin is approved for a commercial indication. As of December 31, 2002, that second warrant had not been issued.

1995 Director Stock Option Plan

     The Board adopted the 1995 Director Stock Option Plan (the Directors’ Plan) in December 1995, and amended the Plan in 1999 and 2001. A total of 600,000 shares of common stock have been reserved for issuance under the Directors’ Plan. The Directors’ Plan provides for the grant of non-statutory stock options to non-employee directors of Connetics.

     The Directors’ Plan, as amended, provides that each person who first becomes a non-employee director is granted a non-statutory stock option to purchase 30,000 shares of common stock (the First Option) on the date on which he or she first becomes a non-employee director. Thereafter, on the date of each annual meeting of our stockholders, each non-employee director is granted an additional option to purchase 15,000 shares of common stock (a Subsequent Option) if he or she has served on the Board for at least six months as of the annual meeting date.

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

Employee Stock Plans

     We have six plans pursuant to which we have granted stock options to employees and consultants. In general, all of the plans authorize the grant of stock options vesting at a rate to be set by the Board or the Compensation Committee. Generally, stock options under all of our employee stock plans become exercisable at a rate of 25% per year for a period of four (4) years from date of grant. The plans require that the options be exercisable at a rate no less than 20% per year. The exercise price of stock options under the employee stock plans generally meets the following criteria: exercise price of incentive stock options must be at least 100% of the fair market value on the grant date, exercise price of non-statutory stock options must be at least 85% of the fair market value on the grant date, and exercise price of options granted to 10% (or greater) stockholders must be at least 110% of the fair market value on the grant date. The 2000 and 2002 Non-Officer Plans and the International Plan do not permit the grant of incentive stock options. Stock options under all of our employee stock plans have a term of ten years from date of grant.

1994 Stock Plan

     Our 1994 Stock Plan, as amended (the 1994 Stock Plan) authorizes our Board of Directors to grant incentive stock options, non-statutory stock options, and stock purchase rights for up to 3,100,000 shares of common stock. The 1994 Stock Plan was terminated on December 31, 1999, and the Board is no longer authorized to grant options under that plan.

2000 Stock Plan

     Our 2000 Stock Plan (the 2000 Plan) was approved by the Board and our stockholders in 1999. The 2000 Plan became available on January 1, 2000, and was initially funded with 808,512 shares. On the first day of each new calendar year during the term of the 2000 Plan, the number of shares available will be increased (with no further action needed by the Board or the stockholders) by a number of shares equal to the lesser of three percent (3%) of the number of shares of common stock outstanding on the last preceding business day, or an amount determined by the Board. In 2002, the increase in authorized shares was 909,312 shares. As of December 31, 2002, a total of 2,447,829 common shares are reserved for issuance under the 2000 Plan.

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

International Stock Incentive Plan

     In May 2001, the Board approved an International Stock Incentive Plan, which provided for the grant of Connetics’ stock options to employees of Connetics or its subsidiaries where the employees are based outside of the United States. The plan was funded with 250,000 shares. The options granted under the plan are nonstatutory stock options.

     The following table summarizes information concerning stock options outstanding under all of our stock option plans and certain grants of options outside of our plans:

		Outstanding Options

			Weighted
	Shares	Number	Average
	Available for	of	Exercise
	Grant	Shares	Price

Balance, December 31, 1999	220,000	2,873,865	$5.05

Additional shares authorized	1,308,512	—	—
Options granted	(1,389,195)	1,389,195	$7.85
Options exercised	—	(416,387)	$4.22
Options canceled	180,406	(300,673)	$7.33

Balance, December 31, 2000	319,723	3,546,000	$6.06

Additional shares authorized	1,842,149	—	—
Options granted	(1,432,838)	1,432,838	$5.89
Options exercised	—	(352,026)	$3.92
Options canceled	252,812	(405,256)	$6.87

Balance, December 31, 2001	981,846	4,221,556	$6.10

Additional shares authorized	909,312	—	—
Options granted	(1,400,378)	1,400,378	$11.71
Options exercised	—	(469,246)	$5.20
Options canceled	248,411	(268,722)	$7.60

Balance, December 31, 2002	739,191	4,883,966	$7.72

     Options canceled under terminated plans are no longer available for grant.

     The following table summarizes information concerning outstanding and exercisable options at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted
Range	Number	Average	Weighted	Number	Weighted
Of	of	Remaining Life	Average	of	Average
Exercise Prices	Shares	(in years)	Exercise Price	Shares	Exercise Price

$0.44 — $4.56	1,404,070	6.55	$3.93	1,054,396	$3.73
$4.75 — $7.13	1,074,172	6.91	$6.28	796,487	$6.32
$7.38 — $11.01	1,230,004	7.36	$9.06	817,598	$8.98
$11.02 - $18.00	1,175,750	9.09	$12.14	47,421	$14.30

$0.44 — $18.00	4,883,966	7.45	$7.72	2,715,902	$6.26

     We recorded stock compensation expense of $21,000 for the year ended December 31, 2002, $322,000 for the year ended December 31, 2001, and zero in 2000.

1995 Employee Stock Purchase Plan

     The Board adopted the 1995 Employee Stock Purchase Plan (the Purchase Plan) in December 1995, and amended the Purchase Plan in February and November 2000 and December 2002. We have reserved 1,255,010 shares of common stock for issuance under the Purchase Plan. The Purchase Plan has an evergreen feature pursuant to which, on November 30 of each year, the number of shares available is increased automatically by a number of shares equal to the lesser of one half of one percent (0.5%) of the number of shares of common stock outstanding on that date, or an amount determined by the Board of Directors. The Compensation Committee of the Board administers the Purchase Plan. Employees (including officers and employee directors) of Connetics are eligible to participate if they are employed for at least 20 hours per week and more than 5 months per year. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price equal to the lower of 85% of the fair market value of our common stock at the beginning or end of the offering period. We issued 191,010 shares under the plan in 2002. At December 31, 2002, we had 335,700 shares reserved for future issuance.

Common Shares Reserved for Future Issuance

     We have reserved shares of common stock for issuance as follows:

	December 31,

	2002	2001

1994 Stock Plan	1,310,798	1,584,690
1995 Employee Stock Purchase Plan	335,700	370,988
1995 Directors Stock Option Plan	570,000	570,000
1998 Supplemental Stock Plan	70,683	120,466
2000 Stock Plan	2,447,829	1,662,172
2000 Non-Officer Stock Plan	445,289	482,082
International Stock Incentive Plan	249,062	250,000
2002 Non-Officer Stock Plan	500,000	500,000
Non-plan stock options	29,496	33,992
Common stock warrants	90,427	391,752

Total	6,049,284	5,966,142

Stockholder Rights Plan

     We adopted a stockholder rights plan (the Rights Plan) in May 1997, as amended and restated in November 2001. The Rights Plan entitles existing stockholders to purchase from Connetics one preferred share purchase right, or Right, for each share of common stock they own. If the Rights become exercisable, each Right entitles the holder to buy one one-thousandth of a share of Series B Participating Preferred stock for $80.00. The Rights attach to and trade only together with our common stock and do not have voting rights. Rights Certificates will be issued and the Rights will become exercisable on the “Distribution Date,” which is defined as the earlier of the tenth business day (or such later date as may be determined by our Board of Directors) after a person or group of affiliated or associated persons (“Acquiring Person”) (a) has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the common shares then outstanding or (b) announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of our then outstanding common shares. Unless the Rights are earlier redeemed, if an Acquiring Person obtains 15% or more of our then outstanding common shares, then any Rights held by the Acquiring Person are void, and each other holder of a Right which has not been exercised will have the right to receive, upon exercise, common shares having a value equal to two times the purchase price. The Rights are redeemable for $0.001 per Right at the direction of our Board. The purchase price payable, the number of Rights, and the number of Series B Participating Preferred Stock or common shares or other securities or property issuable upon exercise of the Rights are subject to adjustment from time to time in connection with the dilutive issuances by Connetics as set forth in the Rights Plan. At December 31, 2002, a total of 90,000 shares were designated as Series B Participating Preferred Stock and no shares were issued and outstanding.

13. Income Taxes

     The provision for income taxes consists of the following:

	December 31,

	2002	2001	2000

Current
Foreign	$798	$345	$—
Federal	(542)	—	614
State	(75)	—	396

Total	$181	$345	$1,010

     The provision (benefit) for income taxes differs from the federal statutory rate as follows:

	December 31,

	2002	2001	2000

Provision (benefit) at U.S. federal statutory rate	$(5,600)	$(5,700)	$9,500
Unbenefited losses (utilization of net operating loss)	4,900	4,000	(9,500)
State taxes, net of federal benefit	(75)	—	330
Non-deductible stock based compensation	100	900	—
Non-deductible amortization	300	500	—
Alternative minimum tax	(542)	—	614
Foreign taxes	798	345	—
Other	300	300	66

Total	$181	$345	$1,010

     Pretax income from foreign operations was approximately $2.2 million in 2002 and $1.2 million in 2001.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes as of December 31 are as follows (in thousands):

	December 31,

	2002	2001

Deferred tax assets:
Net operating loss carryforward	$35,200	$30,100
Research and other credits	11,500	7,600
Capitalized research expenses	5,800	5,200
Capitalized license and acquired technology	500	500
Accruals and reserves	1,800	—

Total deferred tax assets	54,800	43,400

Valuation allowance	(54,400)	(40,800)

Net deferred tax assets	400	2,600

Deferred tax liabilities:
Unrealized gain on marketable securities	(400)	(2,600)

Net deferred tax liabilities	(400)	(2,600)

Total net deferred tax assets	$—	$—

     Due to our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $13.6 million during the year ended December 31, 2002 and by $4.7 million during the year ended December 31, 2001, and decreased by $9.4 million during the year ended December 31, 2000.

     As of December 31, 2002, we had federal net operating loss carryforwards of approximately $102.5 million and state net operating loss carryforwards of approximately $5.4 million. We also had federal and California research and other tax credit carryforwards of approximately $12.4 million. The federal net operating loss and credit carryforwards will expire in the years 2008 through 2022, if not utilized.

     The annual utilization of the federal and state net operating loss and tax credit carryforwards is limited for tax purposes under the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before we are able to utilize them.

     Tax benefits associated with employee stock options provide a deferred benefit of approximately $2.0 million, which has been offset by the valuation allowance. The deferred tax benefit associated with the employee stock options will be credited to additional paid-in capital when realized.

14. Retirement Savings Plan

     We have a retirement savings plan, commonly known as a 401(k) plan, that allows all full-time employees to contribute from 1% to 15% of their pretax salary, subject to IRS limits. Although no company match of employee contributions is guaranteed, in the past several years the Board has authorized a company match in the amount of a “pool” equal to 0.5% of Connetics’ annual product sales, allocated in an amount per employee participating in the plan not to exceed 30% of that employee’s contribution. The company contribution vests in relation to each employee’s tenure with Connetics (40% after the second year and 100% vested after five years with Connetics). Our contributions to the 401(k) plan were $238,000 for 2002, $155,000 for 2001, and $100,000 for 2000.

15. Related Party Transactions

     In February 2000, the Board authorized a loan to Mr. Wiggans in the amount of $250,000, at an interest rate equal to 6.2%. The loan is to be forgiven at a rate of $50,000 per year plus accrued interest, on each anniversary of the loan on which Mr. Wiggans is still employed by Connetics. As of December 31, 2002, the total balance outstanding, including accrued interest, was $158,000.

16. Quarterly Financial Data (unaudited)

     The following tables summarize the quarterly results of operations for the years ended December 31, 2002 and 2001 (in thousands, except per share amounts):

	2002 Quarters

	First (1)	Second (2)	Third	Fourth (3)

Total revenues	$11,531	$12,626	$13,641	$14,965
Cost of product revenues	675	973	1,116	1,426
Operating loss	(3,765)	(7,018)	(2,986)	(5,765)
Net loss	(3,168)	(5,321)	(2,490)	(5,611)
Basic and diluted earnings per share Net loss	(0.10)	(0.17)	(0.08)	(0.18)
Shares used to calculate basic and fully diluted net loss per share	30,496	30,608	30,866	31,058

(1)	In March 2002, Novartis Consumer Health exercised its right to expand an existing license to cover the Liquipatch drug-delivery system for use in all topical antifungal applications. We recognized $580,000 of revenue related to this agreement in the quarter ended March 31, 2002.

(2)	In May 2002, we entered into an agreement with Yamanouchi Europe B.V. to license Velac gel. Under the terms of the agreement, we paid Yamanouchi an initial $2.0 million licensing fee, which we recorded as acquired in-process research and development expense during the quarter ended June 30, 2002. In the second quarter of 2002 and in connection with the wind down of relaxin development contracts, we recorded a charge of $312,000, representing the final payment due under a 2001 agreement with Boehringer Ingelheim.

(3)	In the fourth quarter of 2002, we initiated a Phase III trial for Velac. Under the terms of the agreement with Yamanouchi, we recorded $2.0 million as acquired in-process research and development expense related to this milestone.

	2001 Quarters

	First	Second (1)	Third	Fourth (2)

Total revenues	$8,459	$7,563	$8,198	$9,844
Cost of product revenues	1,105	603	700	715
Operating loss	(4,610)	(15,416)	(5,724)	(749)
Net loss	(4,888)	(6,135)	(5,418)	(301)
Basic and diluted earnings per share
Net loss	(0.16)	(0.21)	(0.18)	(0.01)
Shares used to calculate basic and
fully diluted net loss per share	29,705	29,777	29,920	30,041

(1)	In April 2001, we completed our acquisition of Connetics Australia. We recorded an acquired in-process research and development charge of $1.1 million related to the acquisition. In April 2001 we sold our rights to Ridaura including inventory to Prometheus Laboratories, Inc. for $9.0 million in cash plus a royalty on annual sales in excess of $4.0 million for the next five years. We recognized a gain of $8.0 million in connection with the sale of Ridaura. In May 2001, we announced our decision to reduce our investment in the development of relaxin and to pursue other strategic alternatives for the product. In the second quarter of 2001 we recognized a $6.0 million charge representing estimated costs to be incurred in connection with the reduction in workforce as well as the wind down of relaxin development contracts.

(2)	In the fourth quarter of 2001 we reversed $4.8 million of the relaxin reserve we established in the second quarter, due to the settlement of potential amounts owed. We also recognized a non-cash compensation expense charge of $1.0 million in the fourth quarter of 2001.

Connetics Corporation
Index to Exhibits
[Item 15(c)]

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)

3.2*	Amendment to the Company’s Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on May 15, 1997 (previously filed as an exhibit to the Company’s Current Report on Form 8-K dated May 23, 1997)

3.3*	Certificate of Designation of Rights, Preferences and Privileges of Series B Participating Preferred Stock, as filed with the Delaware Secretary of State on May 15, 1997. Reference is made to Exhibit 4.2.

3.4*	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s Form 8-A/A filed November28, 2001)

3.5*	Certificate of Elimination of Rights, Preferences and Privileges of Connetics Corporation, as filed with the Delaware Secretary of State on December 11, 2001 (previously filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001)

4.1*	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

4.2*	Amended and Restated Preferred Shares Rights Agreement, dated as of November 21, 2001, between the Company and EquiServe Trust Company, N.A., including the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A and B, respectively (previously filed as Exhibit 4.1 to the Company’s Form 8-A/A filed November28, 2001)

Management and Consulting Agreements

10.1*	Form of Indemnification Agreement with the Company’s directors and officers (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)

10.2*(M)	Employment Agreement dated June 9, 1994 between Connetics and Thomas Wiggans (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)

10.3*(M)	Letter Agreement with G. Kirk Raab dated October 1, 1995 (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)

10.4*(M)	Form of Notice of Stock Option Grant to G. Kirk Raab dated January 28, 1997 (previously filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001)

10.5*(M)	Form of Notice of Stock Option Grant to G. Kirk Raab dated July 30, 1997 (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001)

10.6*(M)	Letter of Employment dated July 1, 1998 from Connetics to Robert G. Lederer (previously filed as Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.7*(M)	Restricted Common Stock Purchase Agreement dated November 5, 1998 between the Company and Kirk Raab (previously filed as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.8*(M)	Restricted Common Stock Purchase Agreement dated March 9, 1999 between the Company and Kirk Raab (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1999)

10.9*(M)	Restricted Common Stock Purchase Agreement dated March 9, 1999 between the Company and Thomas G. Wiggans (previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1999)

Index to Exhibits

Exhibit Number	Description

10.10*(M)	Consulting Agreement effective April 1, 2000 between the Company and Leon Panetta (previously filed as Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.11*(M)	Form of Change in Control Agreement between the Company and key employees of the Company (previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001)

10.12(M)	Consulting Agreement dated January 1, 2002, as amended effective January 1, 2003, between Connetics and Eugene Bauer, M.D.

Stock Plans and Equity Agreements

10.13(M)*	1994 Stock Plan (as amended through May 1999) and form of Option Agreement (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement No. 333-85155)

10.14(M)*	1995 Employee Stock Purchase Plan (as amended through December 2002), and form of Subscription Agreement (previously filed as Exhibit 99.1 to the Company’s Form S-8 Registration Statement No. 333-102619)

10.15(M)*	1995 Directors’ Stock Option Plan (as amended through May 1999), and form of Option Agreement (previously filed as Exhibit 4.2 to the Company’s Form S-8 Registration Statement No. 333-85155)

10.16*	Structured Equity Line Flexible Financing Agreement dated January 2, 1997 between Connetics and Kepler Capital LLC (previously filed as Exhibit 10.1 to the Company’s Form S-3 Registration Statement No. 333-45002 as filed on November 7, 2000)

10.17*	Registration Rights Agreement dated January 2, 1997 between Connetics and Kepler Capital LLC (previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.18*(M)	1998 Supplemental Stock Plan (previously filed as Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.19*	Common Stock Purchase Agreement dated July 7, 1999 between Connetics and Paladin Labs Inc. (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.20*	Registration Rights Agreement dated July 7, 1999 between Connetics and Paladin Labs Inc. (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.21*	Stock Plan (2000) and form of Option Agreement (previously filed as Exhibit 4.4 to the Company’s Form S-8 Registration Statement No. 333-85155)

10.22*	International Stock Incentive Plan (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement No. 333-61558)

10.23*	2000 Non-Officer Employee Stock Plan (previously filed as Exhibit 4.3 to the Company’s Form S-8 Registration Statement No. 333-46562)

10.24*	2002 Non-Officer Employee Stock Plan (previously filed as Exhibit 4.4 to the Company’s Form S-8 Registration Statement No. 333-82468)

License Agreements

10.25*†	License Agreement dated September 27, 1993, between Genentech, Inc. and Connetics, Amendment dated July 14, 1994, and side letter agreement dated November 17, 1994 (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)

10.26*†	Agreement on Relaxin Rights in Asia dated April 1, 1996 between the Company and Mitsubishi Chemical Corporation (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

10.27*†	Soltec License Agreement dated June 14, 1996 (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

Index to Exhibits

Exhibit Number	Description

10.28*†	License Agreement dated January 1, 1998 between Connetics and Soltec Research Pty Limited (previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.29*†	Agreement on Relaxin dated January 19, 1998 by and between Connetics and Howard Florey Institute of Experimental Physiology and Medicine (previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.30*†	License Agreement dated as of May 5, 1998 between Connetics and Genentech, Inc. (previously filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended June 30, 1998)

10.31*	Amendment No. One to License Agreement, effective December 28, 1998, between Connetics and Genentech (previously filed as Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.32*	Amendment No. Two to License Agreement, effective as of January 15, 1999, between the Company and Genentech, Inc. (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1999)

10.33*†	Amendment No. Three to License Agreement, effective as of April 27, 1999, between the Company and Genentech, Inc. (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1999)

10.34*†	Relaxin Development, Commercialization and License Agreement dated July 7, 1999 between the Company and Paladin Labs Inc. (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.35*†	License Agreement (Ketoconazole) dated July 14, 1999 between the Company and Soltec Research Pty Ltd. (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

Real Property

10.36*	Lease between Connetics and Renault & Handley Employee’s Investment Co., dated June 28, 1999 (previously filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001)

10.37*	Industrial Building Lease dated November 20, 1998, by and between Connetics and West Bayshore Associates, a general partnership, et al. (previously filed as Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.38*	Industrial Building Lease dated December 16, 1999, between Connetics and West Bayshore Associates (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.39*	Assignment and Assumption of Lease between Connetics and Respond.com, dated August 21, 2001 (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.40*	Agreement dated August 21, 2001, between Connetics and Respond.com (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.41*	Sublease Agreements dated August 21, 2001, between Connetics and Respond.com, with respect to 3290 and 3294 West Bayshore Road, Palo Alto, California (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.42*	Sublease agreement between Connetics (sublessor) and Tolerian, Inc., dated June 20, 2002 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report for the quarter ended June 30, 2002)

Index to Exhibits

Exhibit Number	Description

Other Agreements

10.43*†	Agreement dated December 9, 1999 between the Company and Soltec Research Pty Ltd. (previously filed as Exhibit 10.75 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.44*†	Share Sale Agreement dated March 21, 2001 among the Company, F. H. Faulding & Co. Ltd., Faulding Healthcare, and Connetics Australia Pty Ltd. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 20, 2001 and filed with the Commission on April 2, 2001)

10.45*†	Asset Purchase Agreement dated as of April 9, 2001, by and between Connetics and Prometheus Laboratories, Inc. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 30, 2001 and filed with the Commission on May 11, 2001)

10.46*†	Settlement and Release Agreement effective as of December 13, 2001 between Connetics and Boehringer Ingelheim Austria GmbH (previously filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001)

10.47*†	Facilities Contribution Agreement between Connetics and DPT Laboratories, Ltd., with retroactive effect to November 1, 2001 (previously filed as Exhibit 10.55 to the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2001)

10.48*†	Manufacturing and Supply Agreement between Connetics and DPT Laboratories, Ltd., dated March 12, 2002 (previously filed as Exhibit 10.56 to the Company’s Annual Report on Form 10 — K/A (Amendment No. 2) for the year ended December 31, 2001)

10.49*†	License and Development Agreement between Connetics and Pharmacia & Upjohn Company, dated December 21, 2001 (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A-2 dated December 21, 2001, filed with the SEC on July 12, 2002)

10.50*†	License and Development Agreement between Connetics and Yamanouchi Europe B.V., dated May 14, 2002 (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

21	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP, Independent Auditors

99.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Key to Footnotes:

The Commission file number for our Exchange Act filings referenced above is 0-27406.

*	Incorporated by this reference to the previous filing, as indicated.

(M)	This item is a management compensatory plan or arrangement required to be listed as an exhibit to this Report pursuant to Item 601(b)(10)(iii) of Regulation S-K.

(C)	We have omitted certain portions of this Exhibit and have requested confidential treatment of such portions from the SEC.

†	We have requested and the SEC has granted confidential treatment for certain portions of this Exhibit.

Index to Exhibits