Form 10-K/A
period 2002-12-31
CONNETICS CORP
filed 2003-04-01
CIK 1004960

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
Preferred Share Purchase Rights

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☒     NO ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $250,191,000 as of June 28, 2002, based upon the shares outstanding and the closing sale price on the Nasdaq National Market reported for that date. The calculation excludes shares of common stock held by each officer and director and by each person known by the registrant to beneficially own 5% or more of the outstanding common stock in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

Explanatory Note
Forward-Looking Information
Item 1. Business
THE COMPANY
OUR STRATEGY
OUR PRODUCTS
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
EXECUTIVE OFFICERS OF THE COMPANY
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
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
CERTIFICATION BY CHIEF EXECUTIVE OFFICER
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
Connetics Corporation Index to Exhibits [Item 15(c)]
EXHIBIT 23.1
EXHIBIT 99.1
EXHIBIT 99.2

Page

PART III
Item 10. Our Directors and Executive Officers	41
Item 11. Executive Compensation	41
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	41
Item 13. Certain Relationships and Related Transactions	41
Item 14. Controls and Procedures	41
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K	42
Signatures	44
Certifications of Chief Executive Officer and Chief Financial Officer	45-46
Consolidated Financial Statements and Report of Independent Auditors	F-1
Index to Exhibits

Explanatory Note

      We are filing an amendment to our Annual Report on Form 10-K for the year ended December 31, 2002, as filed on March 6, 2003, to make the following changes: (1) revise the aggregate market value of the company’s voting common stock to reflect the market value held by non-affiliates at June 28, 2002, as reported on the cover of this Form 10-K, instead of March 3, 2003 as originally filed; (2) update Item 1, Business, to reflect updated information about market exclusivity for the Company’s product OLUX on page 13; (3) revise Item 10 to correct the cross references to sections in our Proxy Statement; (4) make certain conforming changes in Item 7 under the heading “Recent Accounting Pronouncements”; and (5) correct certain typographical errors.

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

      Our products, OLUX and Luxíq, compete in the topical steroid market. According to NDC Health, in 2002, the value of the retail topical steroid market for mid-potency and high and super-high potency steroids was $831 million. Luxíq competes in the mid-potency steroid market and OLUX competes in the high-and super-high potency steroid market.

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

OUR STRATEGY

      Our principal business objective is to be a leading specialty pharmaceutical company focused on providing innovative treatments in the field of dermatologic disease. To achieve this objective, we intend to continue to pursue our commercial strategy of maximizing product sales by leveraging novel delivery technologies, accelerating the processes of getting products to market, and targeting specific market opportunities with unmet needs. We have described our development paradigm as a “4:2:1 model.” We strive in any given year to have four product candidates in product formulation, two product candidates in late-stage clinical trials, and one product or new indication launched commercially. We fuel our product pipeline by a combination of internally developing product candidates and in-licensing novel products that fit with our broader strategy. Key elements of our business and commercialization strategy include the following:

•	Maximizing Near-Term Commercial Opportunities for OLUX and Luxíq. We have a focused sales force dedicated to establishing OLUX and Luxíq as the standard of care. Our commercial strategy permits us to effectively reach the majority of the treating dermatologists. In 2002, we introduced sample-size versions of both our products. In December 2002, we received approval from the FDA to market OLUX for the treatment of non-scalp psoriasis, specifically the short-term topical treatment of mild to moderate plaque- type psoriasis of non-scalp regions excluding the face and intertriginous areas.

•	Advancing the Development of Novel Dermatology Drugs. We plan to continue to leverage our investment in Connetics Australia and the Center for Skin Biology to enhance our ability to develop novel products and drug delivery technologies for the dermatology market.

•	Broadening Our Product Portfolio Through Development, License or Acquisition. We believe that we can leverage our dermatology-dedicated sales force by marketing additional products to the dermatology market. In 2002, we acquired the rights to Velac®, a first-in-class combination of 1% clindamycin and 0.025% tretinoin for the treatment of acne. Also in 2002, we in-licensed the rights to access the clinical, regulatory and manufacturing records of a currently approved and marketed dermatological product. Connetics intends to reformulate and market the product using its proprietary foam delivery vehicle. Details regarding the product and the target market were not disclosed. We are evaluating the licensing or acquisition of additional product candidates. We may also acquire additional technologies or businesses that we believe will enhance our research and development capabilities.

•	Selective Collaborations. As we expand certain aspects of our development pipeline and delivery technologies, we intend to partner with pharmaceutical or biotech companies to gain access to additional marketing expertise, such as over-the-counter or non-U.S. markets. Our approach to partnership will be on a selective basis, seeking to maintain the highest possible value of our product candidates.

OUR PRODUCTS

OLUX Foam

      OLUX is a foam formulation of clobetasol propionate, one of the most widely prescribed super high-potency topical steroids. OLUX has been proven to deliver rapid and effective results for scalp and non-scalp psoriasis. In fact, according to Physician Global Assessments, significantly more patients were completely clear or almost clear after two weeks of treatment.

      We began selling OLUX in November 2000 for the short-term, topical treatment of inflammatory and pruritic manifestations of moderate to severe corticosteroid-responsive scalp dermatoses. In moderate to severe scalp psoriasis significantly more patients (74%) treated with OLUX achieved 90-100% clearance (Investigators’ Global Assessment) within two weeks as compared with patients treated with placebo (10%; p<0.001). In a more rigorous assessment of efficacy from the Phase III clinical trial, treatment success was achieved in 63% of OLUX -treated patients compared to 57% of patients treated with clobetasol solution.

      In December 2002, the FDA approved our supplemental New Drug Application, or sNDA, to market OLUX for a non-scalp indication. The sNDA was based on results from a 279-patient, placebo-controlled, randomized, double-blind, Phase III clinical trial of OLUX for the treatment of mild-to-moderate non-scalp psoriasis. During the study, patients treated with OLUX experienced a statistically significant improvement in clearance of disease (p<0.0001) over patients in the placebo group after treatment twice a day for 14 days. Patients were evaluated using the Physician’s Static Global Assessment score as the primary endpoint, and patient’s global assessment and erythema, scaling, plaque thickness, and pruritus baselines as secondary endpoints. In non-scalp psoriasis significantly more patients (68%) treated with OLUX achieved a Physician’s Static Global Assessment score of 0 or 1 within two weeks as compared with patients treated with placebo (21%; p<0.001). In a more rigorous assessment of efficacy, treatment success was achieved in 28% of OLUX-treated patients vs. 3% of patients treated with placebo. Treatment success was scored on a severity scale from 0 to 5, and was defined as a Physician’s Static Global Assessment score of 0 or 1, plus a plaque thickness score of 0, an erythema score of 0 or 1, and a scaling score of 0 or 1 at endpoint. There was no statistical difference in the reported adverse events between the OLUX and placebo groups. The most common adverse events reported were application site reactions (burning and dryness).

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

      The Medicaid rebate statute and the VHCA also provide that, in addition to penalties that may be applicable under other federal statutes, civil monetary penalties may be assessed for knowingly providing false information in connection with the pricing and reporting requirements under the laws. The amount that may be assessed is up to $100,000 for each item of false information. We have provided additional information about the risks associated with participation in the Medicaid and similar programs, under “Factors Affecting Our Business and Prospects – Our sales depend on payment and reimbursement from third party payors, and if they reduce or refuse payment or reimbursement, the use and sales of our products will suffer, we may not increase our market share, and our revenues and profitability will suffer” and “— The growth of managed care organizations and other third-party reimbursement policies may have an adverse effect on our pricing policies and our margins” below.

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

MARKETING EXCLUSIVITY

      The FDA has the power to grant pharmaceutical companies new drug product exclusivity for a drug, independent of any orphan drug or patent term exclusivity accorded to that drug. This marketing exclusivity essentially prevents competition from other manufacturers who wish to put generic versions of the product into U.S. commerce. The FDA has granted us marketing exclusivity for foam-based products incorporating clobetasol propionate until May 26, 2003 for scalp dermatoses, and until December 20, 2005, for the short-term topical treatment of mild to moderate plaque-type psoriasis of non-scalp regions. The exclusivity prevents other parties from submitting or getting approval for any comparable application before the exclusive period expires. The FDA determines whether a drug is eligible for exclusivity on a case-by-case basis. The FDA may grant three-year exclusivity provided that the application included at least one new clinical investigation other than bioavailability studies, the investigation was conducted or sponsored by the drug company, and the reports of the clinical investigation were essential to the approval of the application. At the time we submitted the sNDA for the expanded label for OLUX, we requested exclusivity for the new indication. The FDA has not advised us of its position on that issue.

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

EXECUTIVE OFFICERS OF THE COMPANY

      The following table shows information about our executive officers as of March 3, 2003:

Name	Age	Position

Thomas G. Wiggans	51	President, Chief Executive Officer and Director
C. Gregory Vontz	42	Chief Operating Officer; Executive Vice President
John L. Higgins	32	Chief Financial Officer; Executive Vice President, Finance and Corporate Development
Katrina J. Church	41	Exec. Vice President, Legal Affairs; General Counsel and Secretary
Michael Miller	45	Sr. Vice President, Sales and Marketing and Chief Commercial Officer
Robert G. Lederer	58	Sr. Vice President, Strategic Account Management
Rebecca Gardiner	40	Sr. Vice President, Human Resources and Organizational Dynamics
Joseph Finster	38	Sr. Vice President, Marketing
Matthew W. Foehr	30	Sr. Vice President, Technical Operations

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

      Michael Miller accepted a position with Connetics effective February 4, 2003 as Senior Vice President of Sales and Marketing and Chief Commercial Officer. Mr. Miller most recently served as Vice President of Commercial Operations at Cellegy Pharmaceuticals. Before Cellegy, Mr. Miller spent four years with ALZA Corporation, most recently as Vice President of the Urology Business Unit, three years with VIVUS, Inc. as Marketing Director, and 14 years with Syntex/ Roche in marketing and sales management. Mr. Miller received his BS in Finance from University of San Francisco and his MBA in Information Systems from San Francisco State University.

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

      Rebecca Gardiner joined Connetics in 1996 and has served as Senior Vice President Human Resources and Organizational Dynamics since January 2002. Ms. Gardiner served as Vice President of Human Resources from December 1999 to December 2002, and as Director of Human Resources from 1996 through November 1999. She worked at COR Therapeutics from 1990 to 1996 in the positions of Manager of Research Administration, Manager of Human Resources, and Senior Manager of Human Resources. Ms. Gardiner also worked at Genelabs as Manager of Research Administration from 1988 to 1990, at Genentech in 1987, and in various hospital administration positions from 1984 to 1987. Ms. Gardiner received her B.A. from UC Santa Barbara and her M.P.A. in Health Sciences from the University of San Francisco.

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

      Matthew Foehr joined Connetics in 1999, and has served as Senior Vice President, Technical Operations, since January 2003. He served as Vice President, Manufacturing, from November 2001 through December 2002, and in various director-and manager-level manufacturing positions from July 1999 to November 2001. Before joining Connetics, Mr. Foehr worked for over five years at LXR Biotechnology, Inc., most recently serving as Associate Director, Manufacturing and Process Development. Before joining LXR, Mr. Foehr worked for Berlex Biosciences in the Department of Process Development and Biochemistry/ Biophysics. Mr. Foehr received his B.S. in biology from Santa Clara University.

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

Connetics Corporation

Selected Consolidated Financial Data (in thousands, except per share amounts)

	Years Ended December 31,

	2002	2001	2000	1999	1998

Statement of Operations Data:
Revenues:
Product	$47,573	$30,923	$20,095	$16,595	$7,473
Royalty	2,926	1,097	—	—	—
Contract and other	2,264	2,044	20,679	10,311	1,648

Total revenues	52,763	34,064	40,774	26,906	9,121
Operating costs and expenses:
Cost of product revenues	4,190	3,123	3,868	5,229	1,374
License amortization	—	—	—	6,160	6,720
Research and development	25,821	19,156	21,875	21,309	11,446
Selling, general and administrative	37,624	36,062	26,673	20,834	11,680
Acquired in-process research and development(1)	4,350	1,080	—	1,000	4,000
Loss on program termination(2)	312	1,142	—	—	—

Total operating costs and expenses	72,297	60,563	52,416	54,532	35,220
Loss from operations	(19,534)	(26,499)	(11,642)	(27,626)	(26,099)
Gain on sale of investment(3)	2,086	122	42,967	—	—
Gain on sale of Ridaura product line(4)	—	8,002	—	—	—
Interest income (expense), net	1,039	1,978	1,873	343	(496)

Income (loss) before income taxes and cumulative effect of a change in accounting principle	(16,409)	(16,397)	33,198	(27,283)	(26,595)
Income tax provision	(181)	(345)	(1,010)	—	—

Income (loss) before cumulative effect of change in accounting principle	(16,590)	(16,742)	32,188	(27,283)	(26,595)
Cumulative effect of change in accounting principle, net of tax(5)	—	—	(5,192)	—	—

Net income (loss)	$(16,590)	$(16,742)	$26,996	$(27,283)	$(26,595)

	Years Ended December 31,

	2002	2001	2000	1999	1998

Basic Earnings Per Share —
Income (loss) per share before cumulative effect of change in accounting principle	$(0.54)	$(0.56)	$1.13	$(1.21)	$(1.61)
Cumulative effect of change in accounting principle, net of tax	—	—	(0.18)	—	—
Net income (loss) per share	$(0.54)	$(0.56)	$0.95	$(1.21)	$(1.61)
Diluted Earnings Per Share —
Income (loss) per share before cumulative effect of change in accounting principle	$(0.54)	$(0.56)	$1.07	$(1.21)	$(1.61)
Cumulative effect of change in accounting principle, net of tax	—	—	(0.17)	—	—
Net income (loss) per share	$(0.54)	$(0.56)	$0.90	$(1.21)	$(1.61)
Shares used to calculate basic net earnings (loss) per share	30,757	29,861	28,447	22,619	16,533
Shares used to calculate diluted net earnings (loss) per share	30,757	29,861	30,086	22,619	16,533
Pro forma amounts assuming the accounting change was applied retroactively:
Net income (loss)	$(16,590)	$(16,742)	$32,188	$(30,968)	$(28,102)
Earnings per share
Basic	$(0.54)	$(0.56)	$1.13	$(1.37)	$(1.70)
Diluted	$(0.54)	$(0.56)	$1.07	$(1.37)	$(1.70)

Balance Sheet Data:
Cash, cash equivalents short-term investments and restricted cash	$33,788	$48,476	$80,184	$26,299	$23,020
Working capital	25,185	44,026	71,030	13,401	12,464
Total assets	59,553	72,327	85,713	30,410	31,394
Total stockholders’ equity	44,743	61,354	72,606	14,288	12,452

(1)	In May 2002, we entered into an agreement with Yamanouchi Europe, B.V. to license Velac gel. In connection with this agreement we paid Yamanouchi an initial $2.0 million licensing fee in the second quarter of 2002 and accrued another $2.0 million in the fourth quarter of 2002 upon the initiation of the Phase III trial for Velac.

(2)	In the second quarter of 2001 we recorded a $6.0 million charge representing estimated costs accrued in connection with the reduction in workforce and the wind down of relaxin development contracts. In the fourth quarter of 2001 we reversed $4.9 million of this charge due to the settlement of potential amounts owed. In the second quarter of 2002 we recorded an additional charge of $312,000, representing the final payment due under an agreement with Boehringer Ingelheim.

(3)	In the fourth quarter of 2000, we recorded a $43.0 million gain on the sale of securities.

(4)	In April 2001 we sold our rights to Ridaura including inventory to Prometheus Laboratories, Inc. for $9.0 million in cash plus a royalty on annual sales in excess of $4.0 million for the next five years. We recognized a gain of $8.0 million in connection with the sale of Ridaura.

(5)	Effective January 1, 2000, we changed our method of accounting for non-refundable license fees in accordance with Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements.” Please refer to Note 2 of the Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      Goodwill, Purchased Intangibles and Other Long-Lived Assets —Impairment Assessments. We make judgments about the recoverability of goodwill, purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate an other than temporary impairment in the remaining value of the assets recorded on our balance sheet. To judge the fair value of long-lived assets, we make various assumptions about the value of the business that the asset relates to and typically estimate future cash flows to be generated by the asset or, in the case of goodwill, the enterprise. This may include assumptions about future prospects for the asset and typically involves computation of the estimated future cash flows to be generated. Based on these judgments and assumptions, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its actual fair value. Judgments and assumptions about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as changes in our business strategy and our internal forecasts. Although we believe the judgments and assumptions we have made in the past have been reasonable and appropriate, different judgments and assumptions could materially impact our reported financial results. More conservative assumptions of the anticipated future benefits from these assets would result in greater impairment charges, which would decrease net income and result in lower asset values on our balance sheet. Conversely, less conservative assumptions would result in smaller impairment charges and higher asset values. For more details about how we make these judgments, see Note 2 in our Notes to Consolidated Financial Statements.

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

In 2002, our research and development expenses primarily consisted of:

•	$7.4 million on preclinical and clinical research in the development of new dermatology products,

•	$5.1 million on quality assurance and quality control in the enhancement of existing dermatology products,

•	$3.9 million on the optimization of manufacturing and process development for existing dermatology products,

•	$2.7 million on manufacturing, process development and optimization of dermatology products under development,

•	$1.9 million on quality assurance and quality control in the development of new dermatology products,

•	$1.3 million on basic research and formulation of new dermatology products, and

•	$1.1 million on the regulatory review of new and existing dermatology products.

In 2001, our research and development expenses primarily consisted of:

•	$6.1 million on new dermatology product efforts,

•	$4.9 million on relaxin development efforts prior to the May 2001 decision to reduce investment in the program,

•	$7.6 million on development efforts to expand the usage of existing dermatology products, and

•	$0.6 million to integrate Connetics Australia into our research and development efforts from April 2001.

In 2000, our research and development expenses primarily consisted of:

•	$10.8 million toward the manufacturing scale-up of relaxin,

•	$6.3 million for conducting a Phase II/ III trial of relaxin for the treatment of scleroderma,

•	$1.8 million for increased personnel in our organization, and

•	$1.8 million in expenses associated with the initiation of clinical trials of relaxin.

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

Research and
		Estimated	Development Expenses
Description/Indication	Phase of Development	Completion of Phase III	through 2002

Extina. Foam formulation of ketoconazole for the treatment of seborrheic dermatitis	Phase III	mid-2003	$6.7 million
Actiza. Foam formulation of clindamycin for the treatment of acne	Phase III	late 2003	$4.6 million
Velac. Gel formulation of clindamycin and tretinoin for the treatment of acne (excluding license and milestone payments to Yamanouchi)	Phase III	mid-2004	$2.5 million
Pre-clinical research and development for multiple dermatological indications	Pre-clinical	N/A	$0.5 million

      Pharmaceutical products that we develop internally can take several years to research, develop and bring to market in the United States. We cannot reliably estimate the overall completion dates or total costs to complete our major research and development programs. The clinical development portion of these programs can span several years and any estimation of completion dates or costs to complete would be highly speculative and subjective due to the numerous risks and uncertainties associated with developing pharmaceutical products. The FDA defines the steps required to develop a drug in the U.S. Clinical development typically involves three phases of study, and the most significant costs associated with clinical development are the Phase III trials as they tend to be the longest and largest studies conducted during the drug development process. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business. For additional discussion of the risks and uncertainties associated with completing development of potential products, see “Factors Affecting Our Business and Prospects — We cannot sell our current products and product candidates if we do not obtain and maintain governmental approvals” and “— We may spend a significant amount of money to obtain FDA and other regulatory approvals, which may never be granted” and “— If we are unable to develop new products, our expenses may continue to exceed our revenue indefinitely, without any return on the investment.”

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

      Working Capital. Working capital decreased to $25.2 million at December 31, 2002 from $44.0 million at December 31, 2001. Our working capital primarily decreased as we used cash in operations and for the purchase of acquired in-process research and development. Working capital decreased to $44.0 million at December 31, 2001 from $71.0 million at December 31, 2000. Our working capital primarily decreased as we used cash in operations and acquired Connetics Australia. The decrease was partially offset by the sale of the Ridaura product line.

      Contractual Obligations and Commercial Commitments. As of December 31, 2002, we had the following contractual obligations and commitments:

Payments Due by Period

Contractual Obligations	Total	<1 year	1 – 3 years	4 – 5 years	>5 years

Operating Leases (1)	$5.5 million	$2.4 million	$2.7 million	$0.1 million	$0.3 million
Financing Arrangement (2)	$0.1 million	$0.1 million	$—	$—	$—
Contractual Commitments (3)	$8.4 million	$0.2 million	$1.2 million	$1.7 million	$5.3 million
Total Contractual Cash Obligations	$14.0 million	$2.7 million	$3.9 million	$1.8 million	$5.6 million

(1)	We lease laboratory and office facilities under noncancelable operating leases, which expire through 2005. In March 2002 we entered into an agreement with DPT to construct an aerosol filling line at DPT’s plant in Texas. Under the agreement we are obligated to pay approximately $56,000 per year in rent, for an indefinite period of time, for the pro rata portion of DPT’s facility allocated to the aerosol line. We also lease various automobiles and office equipment under similar leases, expiring through 2006. These obligations are to be partially offset by $458,000 to be received from subleasing arrangements with third parties.

(2)	In 2002 we entered into short term financing arrangements related to our corporate insurance policies. All remaining amounts related to these financing arrangements will be paid in 2003 and have been included in Other Accrued Liabilities on the Consolidated Balance Sheet.

(3)	In March 2002 we entered into a manufacturing and supply agreement with DPT that requires minimum purchase commitments, beginning six months after the opening of the commercial production line and continuing for 10 years. Also in 2002 we entered into a license agreement that requires minimum royalty payments beginning in 2005 and continuing for fifteen years.

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

      SFAS 148. In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 and Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting” to require expanded and more prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method. However, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for the compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). We use the intrinsic value method of accounting for stock-based awards granted to employees, as allowed under APB 25 and related interpretations. We adopted the disclosure provisions of SFAS 148 on December 31, 2002. See “Stock-Based Compensation” in Note 2 of our Notes to Consolidated Financial Statements for disclosures required by SFAS 148.

      FIN 45. In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Our adoption of FIN 45 did not have a material effect on our financial position or results of operations.

      FIN 46. In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 is not expected to have a significant impact on our financial position or results of operations.

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

PART III

Item 10. Our Directors and Executive Officers

      Information regarding our Board of Directors is incorporated by reference to the sections entitled “Election of Directors,” “Stock Ownership,” “Corporate Governance,” and “Report of the Audit Committee” in our Proxy Statement (“2003 Proxy Statement”) to be filed with the Securities and Exchange Commission relating to our annual meeting of stockholders to be held May 14, 2003. Information regarding our executive officers is included in Part I of this Report in the section entitled “Business — Executive Officers of the Company,” and is incorporated by reference to the section entitled “Stock Ownership” in our 2003 Proxy Statement.

Item 11. Executive Compensation

      Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Executive Compensation and Related Information” in our 2003 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information regarding the beneficial ownership of our common stock by certain beneficial owners and by our directors and management is incorporated by reference to the information set forth under the captions “Stock Ownership” and “Executive Compensation and Related Information” in our 2003 Proxy Statement.

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

Connetics Corporation
a Delaware corporation

By:	/s/ JOHN L. HIGGINS ______________________________________ John L. Higgins

Chief Financial Officer
Executive Vice President, Finance
and Corporate Development

Date: March 31, 2003

CERTIFICATION BY CHIEF EXECUTIVE OFFICER

I, Thomas G. Wiggans, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Connetics Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: March 31, 2003

/s/ THOMAS G. WIGGANS

Thomas G. Wiggans
President and Chief Executive Officer

CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, John L. Higgins, certify that:

1.       I have reviewed this annual report on Form 10-K/A of Connetics Corporation;

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

Date: March 31, 2003

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

See accompanying Notes to Consolidated Financial Statements.

CONNETICS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,

	2002	2001	2000

Revenues:
Product	$47,573	$30,923	$20,095
Royalty	2,926	1,097	—
License, contract and other	2,264	2,044	20,679

Total revenues	52,763	34,064	40,774
Operating costs and expenses:
Cost of product revenues	4,190	3,123	3,868
Research and development	25,821	19,156	21,875
Selling, general and administrative	37,624	36,062	26,673
Acquired in-process research and development	4,350	1,080	—
Loss on program termination	312	1,142	—

Total operating costs and expenses	72,297	60,563	52,416

Loss from operations	(19,534)	(26,499)	(11,642)
Interest and other income (expense):
Interest income	823	2,543	2,108
Gain on sale of investment	2,086	122	42,967
Gain on sale of Ridaura product line	—	8,002	—
Interest expense	(11)	(46)	(235)
Other income (expense), net	227	(519)	—

Income (loss) before income taxes and cumulative effect of change in accounting principle	(16,409)	(16,397)	33,198

Income tax provision	(181)	(345)	(1,010)

Income (loss) before cumulative effect of change in accounting principle	(16,590)	(16,742)	32,188
Cumulative effect of change in accounting principle, net of tax	—	—	(5,192)

Net income (loss)	$(16,590)	$(16,742)	$26,996

Basic Earnings Per Share —

Income (loss) per share before cumulative effect of change in accounting principle	$(0.54)	$(0.56)	$1.13

Cumulative effect of change in accounting principle, net of tax	—	—	(0.18)

Net income (loss) per share	$(0.54)	$(0.56)	$0.95

Diluted Earnings Per Share —
Income (loss) per share before cumulative effect of change in accounting principle	$(0.54)	$(0.56)	$1.07
Cumulative effect of change in accounting principle, net of tax	—	—	(0.17)
Net income (loss) per share	$(0.54)	$(0.56)	$0.90
Shares used to compute basic net income (loss) per share	30,757	29,861	28,447
Shares used to compute diluted net income (loss) per share	30,757	29,861	30,086
Pro forma amounts assuming the accounting change was applied retroactively:
Net income (loss)	(16,590)	(16,742)	32,188
Net income (loss) per share	$(0.54)	$(0.56)	$1.13
Basic Diluted	$(0.54)	$(0.56)	$1.07

See accompanying Notes to Consolidated Financial Statements.

CONNETICS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Number of					Accumulated
	Common	Common	Additional			Other	Total
	Shares	Stock	Paid-in	Deferred	Accumulated	Comprehensive	Stockholders’
	Outstanding	Amount	Capital	Compensation	Deficit	Income	Equity

Balance at December 31, 1999	26,904	$27	$133,936	$(39)	$(119,752)	$116	$14,288
Common stock issued under stock option and purchase plans	561	1	2,297	—	—	—	2,298
Issuance of common stock pursuant to license agreements	90	—	561	—	—	—	561
Issuance of common stock pursuant to private placement	2,010	2	19,978	—	—	—	19,980
Issuance of common stock pursuant to equity line	100	—	814	—	—	—	814
Exercise of warrants	20	—	247	—	—	—	247
Stock compensation expense	—	—	1,092	—	—	—	1,092
Tax benefit realized from stock option exercises	—	—	287	—	—	—	287
Deferred compensation, net	—	—	—	18	—	—	18
Comprehensive income:
Net income	—	—	—	—	26,996	—	26,996
Unrealized gain on investments	—	—	—	—	—	6,025	6,025

Total comprehensive income							33,021

Balance at December 31, 2000	29,685	30	159,212	(21)	(92,756)	6,141	72,606
Common stock issued under stock option and purchase plans	519	—	2,070	—	—	—	2,070
Issuance of common stock pursuant to license agreements	1	—	12	—	—	—	12
Exercise of warrants	52	—	392	—	—	—	392
Stock compensation expense	—	—	2,584	(48)	—	—	2,536
Comprehensive loss:
Net loss	—	—	—	—	(16,742)	—	(16,742)
Unrealized gain on investments	—	—	—	—	—	503	503
Foreign currency translation adjustment	—	—	—	—	—	(23)	(23)

Total comprehensive loss							(16,262)

Balance at December 31, 2001	30,257	30	164,270	(69)	(109,498)	6,621	61,354
Common stock issued under stock option and purchase plans	659	1	3,449	—	—	—	3,450
Issuance of common stock pursuant to license agreements	1	—	12	—	—	—	12
Exercise of warrants	263	—	1,683	—	—	—	1,683
Stock compensation expense	—	—	355	21	—	—	376
Comprehensive loss:
Net loss	—	—	—	—	(16,590)	—	(16,590)
Reclassification adjustment for realized gain on sale of equity security	—	—	—	—	—	(2,086)	(2,086)
Unrealized loss on investments	—	—	—	—	—	(3,532)	(3,532)
Foreign currency translation adjustment	—	—	—	—	—	76	76

Total comprehensive loss							(22,132)

Balance at December 31, 2002	31,180	$31	$169,769	$(48)	$(126,088)	$1,079	$44,743

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

      SFAS 148. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 and Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting” to require expanded and more prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method. However, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for the compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). We use the intrinsic value method of accounting for stock-based awards granted to employees, as allowed under APB 25 and related interpretations. We adopted the disclosure provisions of SFAS 148 on December 31, 2002.

      FIN 45. In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not expect the adoption of FIN 45 to have a significant impact on our financial statements.

      FIN 46. In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 is not expected to have a significant impact on our financial position or results of operations.

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

	Years Ended December 31,

	2002	2001	2000

Reported net income (loss)	$(16,590)	$(16,742)	$26,996
Add back: goodwill amortization	—	478	—

Net loss excluding goodwill amortization	$(16,590)	$(16,264)	$26,996
Reported basic earnings (loss) per share	$(0.54)	$(0.56)	$0.95
Add back: goodwill amortization	—	0.02	—

Basic earnings (loss) per share excluding goodwill amortization	$(0.54)	$(0.54)	$0.95
Reported diluted loss per share	$(0.54)	$(0.56)	$0.90
Add back: goodwill amortization	—	0.02	—

Diluted loss per share excluding goodwill amortization	$(0.54)	$(0.54)	$0.90
Shares used to calculate basic earnings (loss) per share	30,757	29,861	28,447
Shares used to calculate diluted earnings (loss) per share	30,757	29,861	30,086

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

      The following table summarizes information concerning stock options outstanding under all of our stock option plans and certain grants of options outside of our plans:

		Outstanding Options

			Weighted
	Shares		Average
	Available for	Number of	Exercise
	Grant	Shares	Price

Balance, December 31, 1999	220,000	2,873,865	$5.05

Additional shares authorized	1,308,512	—	—
Options granted	(1,389,195)	1,389,195	$7.85
Options exercised	—	(416,387)	$4.22
Options canceled	180,406	(300,673)	$7.33

Balance, December 31, 2000	319,723	3,546,000	$6.06

Additional shares authorized	1,842,149	—	—
Options granted	(1,432,838)	1,432,838	$5.89
Options exercised	—	(352,026)	$3.92
Options canceled	252,812	(405,256)	$6.87

Balance, December 31, 2001	981,846	4,221,556	$6.10

Additional shares authorized	909,312	—	—
Options granted	(1,400,378)	1,400,378	$11.71
Options exercised	—	(469,246)	$5.20
Options canceled	248,411	(268,722)	$7.60

Balance, December 31, 2002	739,191	4,883,966	$7.72

      Options canceled under terminated plans are no longer available for grant.

      The following table summarizes information concerning outstanding and exercisable options at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted
Range		Average	Weighted		Weighted
of	Number of	Remaining Life	Average	Number of	Average
Exercise Prices	Shares	(in years)	Exercise Price	Shares	Exercise Price

$ 0.44 — $ 4.56	1,404,070	6.55	$3.93	1,054,396	$3.73
$ 4.75 — $ 7.13	1,074,172	6.91	$6.28	796,487	$6.32
$ 7.38 — $11.01	1,230,004	7.36	$9.06	817,598	$8.98
$11.02 — $18.00	1,175,750	9.09	$12.14	47,421	$14.30

$ 0.44 — $18.00	4,883,966	7.45	$7.72	2,715,902	$6.26

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

16. Quarterly Financial Data (unaudited)

      The following tables summarize the quarterly results of operations for the years ended December 31, 2002 and 2001 (in thousands, except per share amounts):

	2002 Quarters

	First(1)	Second(2)	Third	Fourth(3)

Total revenues	$11,531	$12,626	$13,641	$14,965
Cost of product revenues	675	973	1,116	1,426
Operating loss	(3,765)	(7,018)	(2,986)	(5,765)
Net loss	(3,168)	(5,321)	(2,490)	(5,611)
Basic and diluted earnings per share Net loss	(0.10)	(0.17)	(0.08)	(0.18)
Shares used to calculate basic and fully diluted net loss per share	30,496	30,608	30,866	31,058

(1)	In March 2002, Novartis Consumer Health exercised its right to expand an existing license to cover the Liquipatch drug-delivery system for use in all topical antifungal applications. We recognized $580,000 of revenue related to this agreement in the quarter ended March 31, 2002.

(2)	In May 2002, we entered into an agreement with Yamanouchi Europe B.V. to license Velac gel. Under the terms of the agreement, we paid Yamanouchi an initial $2.0 million licensing fee, which we recorded as acquired in-process research and development expense during the quarter ended June 30, 2002. In the second quarter of 2002 and in connection with the wind down of relaxin development contracts, we recorded a charge of $312,000, representing the final payment due under a 2001 agreement with Boehringer Ingelheim.

(3)	In the fourth quarter of 2002, we initiated a Phase III trial for Velac. Under the terms of the agreement with Yamanouchi, we recorded $2.0 million as acquired in-process research and development expense related to this milestone.

	2001 Quarters

	First	Second(1)	Third	Fourth(2)

Total revenues	$8,459	$7,563	$8,198	$9,844
Cost of product revenues	1,105	603	700	715
Operating loss	(4,610)	(15,416)	(5,724)	(749)
Net loss	(4,888)	(6,135)	(5,418)	(301)
Basic and diluted earnings per share Net loss	(0.16)	(0.21)	(0.18)	(0.01)
Shares used to calculate basic and fully diluted net loss per share	29,705	29,777	29,920	30,041

(1)	In April 2001, we completed our acquisition of Connetics Australia. We recorded an acquired in-process research and development charge of $1.1 million related to the acquisition. In April 2001 we sold our rights to Ridaura including inventory to Prometheus Laboratories, Inc. for $9.0 million in cash plus a royalty on annual sales in excess of $4.0 million for the next five years. We recognized a gain of $8.0 million in connection with the sale of Ridaura. In May 2001, we announced our decision to reduce our investment in the development of relaxin and to pursue other strategic alternatives for the product.

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

Connetics Corporation

Index to Exhibits
[Item 15(c)]

Exhibit
Number		Description

3	.1*	Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)
3	.2*	Amendment to the Company’s Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on May 15, 1997 (previously filed as an exhibit to the Company’s Current Report on Form 8-K dated May 23, 1997)
3	.3*	Certificate of Designation of Rights, Preferences and Privileges of Series B Participating Preferred Stock, as filed with the Delaware Secretary of State on May 15, 1997. Reference is made to Exhibit 4.2.
3	.4*	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s Form 8-A/ A filed November 28, 2001)
3	.5*	Certificate of Elimination of Rights, Preferences and Privileges of Connetics Corporation, as filed with the Delaware Secretary of State on December 11, 2001 (previously filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K/ A for the year ended December 31, 2001)
4	.1*	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
4	.2*	Amended and Restated Preferred Shares Rights Agreement, dated as of November 21, 2001, between the Company and EquiServe Trust Company, N.A., including the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A and B, respectively (previously filed as Exhibit 4.1 to the Company’s Form 8-A/ A filed November 28, 2001)
Management and Consulting Agreements
10	.1*	Form of Indemnification Agreement with the Company’s directors and officers (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)
10	.2*(M)	Employment Agreement dated June 9, 1994 between Connetics and Thomas Wiggans (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)
10	.3*(M)	Letter Agreement with G. Kirk Raab dated October 1, 1995 (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)
10	.4*(M)	Form of Notice of Stock Option Grant to G. Kirk Raab dated January 28, 1997 (previously filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K/ A for the year ended December 31, 2001)
10	.5*(M)	Form of Notice of Stock Option Grant to G. Kirk Raab dated July 30, 1997 (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K/ A for the year ended December 31, 2001)
10	.6*(M)	Letter of Employment dated July 1, 1998 from Connetics to Robert G. Lederer (previously filed as Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
10	.7*(M)	Restricted Common Stock Purchase Agreement dated November 5, 1998 between the Company and Kirk Raab (previously filed as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

Index to Exhibits

Exhibit
Number		Description

10	.8*(M)	Restricted Common Stock Purchase Agreement dated March 9, 1999 between the Company and Kirk Raab (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1999)
10	.9*(M)	Restricted Common Stock Purchase Agreement dated March 9, 1999 between the Company and Thomas G. Wiggans (previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1999)
10	.10*(M)	Consulting Agreement effective April 1, 2000 between the Company and Leon Panetta (previously filed as Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	.11*(M)	Form of Change in Control Agreement between the Company and key employees of the Company (previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K/ A for the year ended December 31, 2001)
10	.12*(M)	Consulting Agreement dated January 1, 2002, as amended effective January 1, 2003, between Connetics and Eugene Bauer, M.D. (previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
Stock Plans and Equity Agreements
10	.13*(M)	1994 Stock Plan (as amended through May 1999) and form of Option Agreement (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement No. 333-85155)
10	.14*(M)	1995 Employee Stock Purchase Plan (as amended through December 2002), and form of Subscription Agreement (previously filed as Exhibit 99.1 to the Company’s Form S-8 Registration Statement No. 333-102619)
10	.15*(M)	1995 Directors’ Stock Option Plan (as amended through May 1999), and form of Option Agreement (previously filed as Exhibit 4.2 to the Company’s Form S-8 Registration Statement No. 333-85155)
10	.16*	Structured Equity Line Flexible Financing Agreement dated January 2, 1997 between Connetics and Kepler Capital LLC (previously filed as Exhibit 10.1 to the Company’s Form S-3 Registration Statement No. 333-45002 as filed on November 7, 2000)
10	.17*	Registration Rights Agreement dated January 2, 1997 between Connetics and Kepler Capital LLC (previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996)
10	.18*(M)	1998 Supplemental Stock Plan (previously filed as Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
10	.19*	Common Stock Purchase Agreement dated July 7, 1999 between Connetics and Paladin Labs Inc. (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)
10	.20*	Registration Rights Agreement dated July 7, 1999 between Connetics and Paladin Labs Inc. (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)
10	.21*	Stock Plan (2000) and form of Option Agreement (previously filed as Exhibit 4.4 to the Company’s Form S-8 Registration Statement No. 333-85155)
10	.22*	International Stock Incentive Plan (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement No. 333-61558)
10	.23*	2000 Non-Officer Employee Stock Plan (previously filed as Exhibit 4.3 to the Company’s Form S-8 Registration Statement No. 333-46562)

Index to Exhibits

Exhibit
Number		Description

10	.24*	2002 Non-Officer Employee Stock Plan (previously filed as Exhibit 4.4 to the Company’s Form S-8 Registration Statement No. 333-82468)
License Agreements
10	.25*†	License Agreement dated September 27, 1993, between Genentech, Inc. and Connetics, Amendment dated July 14, 1994, and side letter agreement dated November 17, 1994 (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)
10	.26*†	Agreement on Relaxin Rights in Asia dated April 1, 1996 between the Company and Mitsubishi Chemical Corporation (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)
10	.27*†	Soltec License Agreement dated June 14, 1996(previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)
10	.28*†	License Agreement dated January 1, 1998 between Connetics and Soltec Research Pty Limited (previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)
10	.29*†	Agreement on Relaxin dated January 19, 1998 by and between Connetics and Howard Florey Institute of Experimental Physiology and Medicine (previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)
10	.30*†	License Agreement dated as of May 5, 1998 between Connetics and Genentech, Inc. (previously filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended June 30, 1998)
10	.31*	Amendment No. One to License Agreement, effective December 28, 1998, between Connetics and Genentech (previously filed as Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
10	.32*	Amendment No. Two to License Agreement, effective as of January 15, 1999, between the Company and Genentech, Inc. (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1999)
10	.33*†	Amendment No. Three to License Agreement, effective as of April 27, 1999, between the Company and Genentech, Inc. (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1999)
10	.34*†	Relaxin Development, Commercialization and License Agreement dated July 7, 1999 between the Company and Paladin Labs Inc. (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)
10	.35*†	License Agreement (Ketoconazole) dated July 14, 1999 between the Company and Soltec Research Pty Ltd. (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)
Real Property
10	.36*	Lease between Connetics and Renault & Handley Employee’s Investment Co., dated June 28, 1999 (previously filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K/ A for the year ended December 31, 2001)
10	.37*	Industrial Building Lease dated November 20, 1998, by and between Connetics and West Bayshore Associates, a general partnership, et al. (previously filed as Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
10	.38*	Industrial Building Lease dated December 16, 1999, between Connetics and West Bayshore Associates (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

Index to Exhibits

Exhibit
Number		Description

10	.39*	Assignment and Assumption of Lease between Connetics and Respond.com, dated August 21, 2001 (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10	.40*	Agreement dated August 21, 2001, between Connetics and Respond.com (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10	.41*	Sublease Agreements dated August 21, 2001, between Connetics and Respond.com, with respect to 3290 and 3294 West Bayshore Road, Palo Alto, California (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10	.42*	Sublease agreement between Connetics (sublessor) and Tolerian, Inc., dated June 20, 2002 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report for the quarter ended June 30, 2002)
Other Agreements
10	.43*†	Agreement dated December 9, 1999 between the Company and Soltec Research Pty Ltd. (previously filed as Exhibit 10.75 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)
10	.44*†	Share Sale Agreement dated March 21, 2001 among the Company, F. H. Faulding & Co. Ltd., Faulding Healthcare, and Connetics Australia Pty Ltd. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 20, 2001 and filed with the Commission on April 2, 2001)
10	.45*†	Asset Purchase Agreement dated as of April 9, 2001, by and between Connetics and Prometheus Laboratories, Inc. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 30, 2001 and filed with the Commission on May 11, 2001)
10	.46*†	Settlement and Release Agreement effective as of December 13, 2001 between Connetics and Boehringer Ingelheim Austria GmbH (previously filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K/ A for the year ended December 31, 2001)
10	.47*†	Facilities Contribution Agreement between Connetics and DPT Laboratories, Ltd., with retroactive effect to November 1, 2001 (previously filed as Exhibit 10.55 to the Company’s Annual Report on Form 10-K/ A (Amendment No. 2) for the year ended December 31, 2001)
10	.48*†	Manufacturing and Supply Agreement between Connetics and DPT Laboratories, Ltd., dated March 12, 2002 (previously filed as Exhibit 10.56 to the Company’s Annual Report on Form 10-K/ A (Amendment No. 2) for the year ended December 31, 2001)
10	.49*†	License and Development Agreement between Connetics and Pharmacia & Upjohn Company, dated December 21, 2001 (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K/ A-2 dated December 21, 2001, filed with the SEC on July 12, 2002)
10	.50*†	License and Development Agreement between Connetics and Yamanouchi Europe B.V., dated May 14, 2002 (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
21*		Subsidiaries of the Company (previously filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
23.1		Consent of Ernst & Young LLP, Independent Auditors

Index to Exhibits

Exhibit
Number	Description

99.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Key to Footnotes:

The Commission file number for our Exchange Act filings referenced above is 0-27406.

*	Incorporated by this reference to the previous filing, as indicated.

(M)	This item is a management compensatory plan or arrangement required to be listed as an exhibit to this Report pursuant to Item 601(b)(10)(iii) of Regulation S-K.

(C)	We have omitted certain portions of this Exhibit and have requested confidential treatment of such portions from the SEC.

†	We have requested and the SEC has granted confidential treatment for certain portions of this Exhibit.

Index to Exhibits