Form 10-Q
period 2003-03-31
CONNETICS CORP
filed 2003-05-14
CIK 1004960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

Commission file number: 0-27406

CONNETICS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3173928
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

3290 West Bayshore Road
Palo Alto, California 94303
(Address of principal executive offices)

Registrant’s telephone number, including area code: (650) 843-2800

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes  [X]  No  [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  [X]  No  [   ]

     As of May 9, 2003, 31,511,948 shares of the Registrant’s common stock were outstanding, at $0.001 par value.

CONNETICS CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONNETICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$9,057	$8,624
Short-term investments	19,416	24,440
Restricted cash	411	424
Accounts receivable, net	2,331	4,308
Prepaid and other current assets	1,468	1,803

Total current assets	32,683	39,599
Property and equipment, net	5,754	5,860
Restricted cash	—	300
Deposits and other assets	750	848
Goodwill	6,271	6,271
Other intangible assets, net	6,474	6,675

Total assets	$51,932	$59,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,408	$7,760
Accrued clinical trial costs	2,051	1,223
Accrued payroll and related expenses	1,830	2,942
Accrued process development expenses	607	633
Other accrued liabilities	940	1,493
Current portion of deferred revenue	332	363

Total current liabilities	11,168	14,414
Deferred revenue, net of current portion	363	396
Stockholders’ equity:
Preferred stock	—	—
Common stock	31	31
Additional paid-in capital	170,990	169,769
Deferred compensation	(44)	(48)
Accumulated deficit	(131,469)	(126,088)
Accumulated other comprehensive income	893	1,079

Total stockholders’ equity	40,401	44,743

Total liabilities and stockholders’ equity	$51,932	$59,553

See accompanying notes to condensed consolidated financial statements.

CONNETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Revenues:
Product	$14,311	$10,140
Royalty	936	649
License, contract and other	64	742

Total revenues	15,311	11,531

Operating costs and expenses:
Cost of product revenues	1,072	675
Research and development	8,617	5,040
Selling, general and administrative	11,104	9,581

Total operating costs and expenses	20,793	15,296

Loss from operations	(5,482)	(3,765)
Interest and other income	179	357
Gain on sale of investment	—	18
Interest expense	(1)	(2)

Loss before income taxes	(5,304)	(3,392)
Income tax benefit (expense)	(77)	224

Net loss	$(5,381)	$(3,168)

Basic and diluted loss per share	$(0.17)	$(0.10)

Shares used to calculate basic and diluted loss per share	31,286	30,496

See accompanying notes to condensed consolidated financial statements.

CONNETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(5,381)	$(3,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	389	316
Amortization of intangible assets	201	205
Gain on sale of investment	—	(18)
Stock compensation expense	4	8
Stock issued pursuant to license agreement	—	12
Changes in assets and liabilities:
Accounts receivable, net	1,983	(29)
Other assets	434	(166)
Accounts payable	(2,415)	(52)
Accrued and other current liabilities	(858)	(1,660)
Deferred revenue	(64)	(159)

Net cash used in operating activities	(5,707)	(4,711)

Cash flows from investing activities:
Purchases of short-term investments	(4,878)	(10,527)
Sales and maturities of short-term investments	9,677	15,052
Purchases of property and equipment	(231)	(982)

Net cash provided by investing activities	4,568	3,543

Cash flows from financing activities:
Restricted cash	313	821
Payment of notes payable	—	(23)
Proceeds from issuance of common stock, net of issuance costs	1,221	1,867

Net cash provided by financing activities	1,534	2,665

Effect of foreign currency exchange rates on cash and cash equivalents	38	56

Net change in cash and cash equivalents	433	1,553
Cash and cash equivalents at beginning of period	8,624	3,603

Cash and cash equivalents at end of period	$9,057	$5,156

See accompanying notes to condensed consolidated financial statements.

1. Basis of Presentation and Policies

          We have prepared the accompanying unaudited condensed consolidated financial statements of Connetics Corporation (“Connetics”) in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. We believe that we have included all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation.

          Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For a better understanding of Connetics and its financial statements, we recommend reading these unaudited, condensed, consolidated financial statements and notes in conjunction with the audited consolidated financial statements and notes to those financial statements for the year ending December 31, 2002, which are included in our Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission.

Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of Connetics Corporation, Connetics Holdings Pty Ltd., and Connetics Australia Pty Ltd. (formerly Soltec Research Pty Ltd.). All intercompany accounts and transactions have been eliminated in consolidation. We have reclassified certain prior year balances to conform to the current year’s presentation.

Use of Estimates

          To prepare financial statements in conformity with accounting principles generally accepted in the United States management must make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates based upon future events.

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

Cash Equivalents and Short-term Investments

          Cash and cash equivalents consist of cash on deposit with banks and money market instruments with original maturities of 90 days or less at the date of purchase. Investments with maturities beyond three months at the date of acquisition and that mature within one year from the balance sheet date are considered to be short-term investments. Short-term investments are classified as available for sale at the time of purchase and are carried at fair value, and we report unrealized gains and losses as a separate component of stockholders’ equity. The cost of securities sold is determined on the specific identification method.

          Cash equivalents and investments are financial instruments that potentially subject us to concentration of risk to the extent recorded on the balance sheet. We believe we have established guidelines for investment of our excess cash with respect to diversification and maturities that maintain safety and liquidity. We invest our excess cash in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than one year.

Foreign Currency

          Connetics Australia’s functional currency is the Australian dollar. We translate Connetics Australia’s local currency balance sheet into U.S. dollars using the exchange rates in effect at the balance sheet date; for revenue and expense accounts we use a weighted average exchange rate during the period. Foreign currency translation adjustments are recorded in comprehensive income (loss). Net gains and losses resulting from foreign exchange transactions are included in the consolidated statement of operations and were immaterial for all periods presented.

Income Taxes

          We account for income taxes using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between (1) the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and (2) operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We establish a valuation for the net deferred tax assets when realization is uncertain.

Property and Equipment

          Property and equipment are stated at cost less accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements and assets acquired under capital lease arrangements are amortized over the shorter of the estimated useful lives of the assets or the lease term.

Goodwill, Purchased Intangibles and Impairment of Long Lived Assets

          We record goodwill in a business combination when the purchase price of the net tangible and intangible assets we acquire exceeds their fair value. Under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002, we are not required to amortize goodwill and intangible assets with indefinite lives, but are required to periodically review these assets for impairment. Intangible assets determined to have definite lives are amortized over their useful lives. We amortize other intangible assets that meet the criteria for separate recognition from goodwill over their useful lives of ten years.

          We adopted SFAS 142 effective January 1, 2002. In conjunction with the implementation of SFAS 142 we performed an impairment test of goodwill as of January 1, 2002, which did not result in an impairment charge at transition. SFAS 142 also requires that we test goodwill for impairment on an annual basis or more frequently if indicators of potential impairment exist. We performed the annual test as of October 1, 2002, which did not result in an impairment charge. We will perform this test on October 1 of each year or more frequently if indicators of potential impairment exist.

          We periodically perform reviews to determine if the carrying value of long-term assets, including goodwill (purchased intangibles, property and equipment), is impaired. The reviews look for the existence of facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. No such impairment has been indicated to date. If in the future we determine the existence of impairment indicators, we would use undiscounted cash flows to initially determine whether impairment should be recognized. If necessary, we would perform a subsequent calculation to measure the amount of impairment loss based on the excess of the carrying value over the fair value of the impaired assets. If quoted market prices for the assets are not available, we would calculate the fair value using the present value of estimated expected future cash flows or other appropriate valuation methodologies. The cash flow calculation would be based on management’s best estimates, using appropriate assumption and projections at the time.

Stock-Based Compensation

          We use the intrinsic-value method of accounting for stock-based awards granted to employees, as allowed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. Accordingly, we do not recognize any compensation in our financial statements in connection with stock options granted to employees with exercise prices not less than fair value. We also do not record any compensation expense in connection with our Employee Stock Purchase Plan as long as the purchase price is not less than 85% of the fair market value at the beginning or end of each offering period, whichever is lower.

          For options granted to non-employees, we have determined compensation expense in accordance with SFAS No. 123 and Emerging Issues Task Force No. 96-18, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. We periodically re-measure the compensation expense for options granted to non-employees as the underlying options vest.

          Although SFAS 123 allows us to continue to follow the present APB 25 guidelines, we are required to disclose pro forma net income (loss) and basic and diluted earnings per share as if the fair value based method had been applied to all awards.

	Three Months Ended
	March 31,

(in thousands except per share amounts):	2003	2002

Net loss, as reported	$(5,381)	$(3,168)
Add: Stock –based compensation expense, included in reported net loss, net of related tax effect	4	8

Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(1,749)	(1,192)

Pro forma net loss	$(7,126)	$(4,352)

Earnings per share:
Basic and diluted loss — as reported	$(0.17)	$(0.10)
Basic and diluted loss — pro forma	$(0.23)	$(0.14)

          For purposes of this analysis, we estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

	Stock Option Plans		Stock Purchase Plans

	Three Months Ended		Three Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Expected stock volatility	64.0%	70.0%	66.0%	83.0%
Risk-free interest rate	6.25%	5.63%	4.97%	5.98%
Expected life (in years)	4.24	3.77	1.31	1.36
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we do not believe that the existing models necessarily provide a reliable single measure of the fair value of our options.

          The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on reported results of future periods.

Recent Accounting Pronouncements

          SFAS 146. In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit and Disposal Activities” (SFAS 146). This statement revises the accounting for exit and disposal activities under Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Specifically, SFAS 146 requires that companies record the costs to exit an activity or dispose of long-lived assets when those costs are incurred. SFAS 146 requires that the measurement of the liability be at fair value. The provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS 146 did not have a significant impact on our financial statements.

          FIN 45. In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact on our financial statements.

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

2. Net (Loss) Per Share

We compute basic net income (loss) per common share by dividing net income (loss) applicable to common stockholders by the weighted average of common shares outstanding during the period. We compute diluted net income (loss) per share using the weighted average of all potential shares of common stock outstanding during the period. We excluded all stock options and warrants from the calculation of diluted loss per common share for the three month periods ended March 31, 2003 and 2002, because these securities were anti-dilutive during these periods.

3. Comprehensive Loss

          During the three months ended March 31, 2003, total comprehensive loss amounted to $5.6 million, compared to a total comprehensive loss of $6.0 million for the comparable period in 2002. The components of comprehensive loss for the three month periods ended March 31, 2003 and March 31, 2002 are as follows (in thousands):

	Three months ended
	March 31,

	2003	2002

Net loss	$(5,381)	$(3,168)
Foreign currency translation adjustment	38	25
Change in unrealized gain (loss) on securities, net of reclassification adjustments for realized gain (loss)	(224)	(2,899)

Comprehensive loss	$(5,567)	$(6,042)

4. Goodwill and Other Intangible Assets

          There were no changes in the carrying amount of goodwill during the three months ended March 31, 2003.

          The components of our other intangible assets at March 31, 2003, are as follows (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Net

Existing technology	$6,810	$(1,333)	$5,477
Patents	1,310	(313)	997

Total	$8,120	$(1,646)	$6,474

          Amortization expense for our other intangible assets was $201,000 and $205,000 for the three months ended March 31, 2003 and 2002, respectively.

          The expected future amortization expense of our other intangible assets is as follows (in thousands):

Amortization Expense

For the three month period ended March 31, 2003	$201
Remaining nine months in 2003	604

Total for the year ending December 31, 2003	$805
For the year ending December 31, 2004	$805
For the year ending December 31, 2005	$805
For the year ending December 31, 2006	$805
For the year ending December 31, 2007	$805
For the year ending December 31, 2008	$805
Thereafter	$1,845

5. License for Liquipatch

          In June 2001, we entered into a global licensing agreement with Novartis Consumer Health SA for the Liquipatch drug-delivery system for use in topical antifungal applications. The agreement gives Novartis the exclusive, worldwide rights to use the Liquipatch technology in the topical antifungal field. In March 2002, Novartis exercised its then-existing option to expand the license agreement. Novartis will be responsible for all development costs, and will be obligated to pay license fees, milestone payments and royalties on future product sales. We recognized contract revenue related to this agreement of $3,000 and $580,000 in the quarters ended March 31, 2003 and 2002, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This discussion and analysis should be read in conjunction with the MD&A included in our Annual Report on Form 10-K/A for the year ended December 31, 2002, and with the unaudited condensed consolidated financial statements and notes to financial statements included in this Report. Our disclosure and analysis in this Report, in other reports that we file with the Securities and Exchange Commission, in our press releases and in public statements of our officers contain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. They use words such as “anticipate,” “estimate,” “expect,” “will,” “may,” “intend,” “plan,” “believe” and similar expressions in connection with discussion of future operating or financial performance. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. Forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors will be important in determining future results. No forward-looking statement can be guaranteed, and actual results may vary materially from those anticipated in any forward-looking statement. Some of the factors that, in our view, could cause actual results to differ are discussed under the caption “Factors That May Affect Future Results, Financial Condition and the Market Price of Securities” and in our Annual Report on Form 10-K/A. Our historical operating results are not necessarily indicative of the results to be expected in any future period.

Overview

          Our commercial business is focused on the dermatology marketplace, which is characterized by a large patient population that is served by relatively small, and therefore more accessible, groups of treating physicians. We currently market two pharmaceutical products, OLUX® and Luxíq®. Both products have clinically proven therapeutic advantages and we are providing quality customer service to physicians through our experienced sales and marketing professionals. In December 2002, we received approval from the FDA to sell OLUX for the treatment of non-scalp psoriasis.

          In addition to revenue from product sales, we receive royalties on sales of RID®, Actimmune® and Ridaura® in the U.S., and internationally on sales of Banlice®, Milice®, Bettamousse®, and on a super-concentrated aerosol spray licensed worldwide. We have licenses with Novartis and Pharmacia Corporation, which have the potential to bear royalties in the future depending on approval of their products for sale.

          During the first quarter of 2003, we had three product candidates in Phase III clinical trials: Extina™, a foam formulation of a 2% concentration of the antifungal drug ketoconazole, for the treatment of seborrheic dermatitis; Actiza™, a formulation of 1% clindamycin in our proprietary foam delivery system for the treatment of acne; and Velac ® Gel (a first-in-class combination of 1% clindamycin and 0.025% tretinoin) for the treatment of acne. In February 2003, we piloted a promotional giveaway to dermatologists of Solux™, a sunscreen formulated in our proprietary foam delivery system. The goal of the program is to introduce the foam delivery vehicle to a broad physician audience during the second quarter of 2003.

          Also during the first quarter of 2003, we continued to expand our commitment to the training of new dermatologists. In March 2003, we launched OPIS™, a computer-based and personal digital assistant-based software program designed specifically to help dermatology residents track surgical procedures. We sponsored the development and launch of the pilot program for OPIS, which is the first software program of its kind for dermatology residents.

Critical Accounting Policies

          There have been no material changes to our critical accounting policies, which are included in our Form 10K/A for the year ended December 31, 2002.

Results of Operations

Revenues

	Three Months Ended
	March 31,

	(In thousands)
	2003	2002

Revenues
Product:
OLUX®	$9,875	$6,798
Luxíq®	4,388	3,322
Other	48	20

Total product revenues	14,311	10,140
License, contract and royalty:
Royalty	936	649
Novartis	—	580
Pharmacia	31	125
Other contract	33	37

Total license, contract and royalty revenues	1,000	1,391

Total revenues	$15,311	$11,531

          Our product revenues were $14.3 million for the quarter ended March 31, 2003, compared to $10.1 million for the three months ended March 31, 2002. The increase in total product revenues for the three months ended March 31, 2003 compared to the same period in 2002 was due to continued sales growth in the number of units of OLUX sold as well as the effects of a price increase initiated in the fourth quarter of 2002.

          Contract and royalty revenues were $1.0 million for the three months ended March 31, 2003, compared to $1.4 million for the three months ended March 31, 2002. The decrease in contract and royalty revenue is primarily due to the recognition of $580,000 of license revenue in 2002 related to the global licensing agreement with Novartis for Liquipatch partially offset by an increase in royalty revenues of $220,000 related to sales of Actimmune and Ridaura.

          We have an agreement with Prometheus Laboratories, Inc. pursuant to which we receive a royalty on Prometheus’ annual sales of Ridaura in excess of $4.0 million through March 2006. We recognized $133,000 of royalty revenue in the first quarter 2003 and $0 in the first quarter of 2002 in conjunction with this agreement.

          We have an agreement with InterMune, Inc. (formerly InterMune Pharmaceuticals, Inc.) pursuant to which we receive a royalty on InterMune’s sales of Actimmune in the United States. We recognized $92,000 of royalty revenue for the three month period ended March 31, 2003 and $0 of royalty revenue for the three month period ended March 31, 2002, in connection with this agreement.

Cost of Product Revenues

          Our cost of product revenues includes the third party costs of manufacturing OLUX and Luxiq, royalty payments based on a percentage of our product revenues, and product freight and distribution costs from Cardinal Health Specialty Pharmaceutical Services (formerly CORD Logistics, Inc.), the third party that handles all of our product distribution activities. Currently, DPT, AccraPac Group, Inc., and InyX Pharma, Ltd. (formerly Miza Pharmaceuticals) manufacture commercial supplies of OLUX and Luxiq. We recorded costs of product revenues of $1.1 million for the three months ended March 31, 2003, compared to $675,000 for the three months ended March 31, 2002. The increase in the cost of product revenues in the three month period ended March 31, 2003 compared to the same period in 2002 is directly attributable to the increase in sales volume of our dermatology products.

Research and Development

          Research and development expenses include costs of personnel to support our research and development activities, costs of preclinical studies, costs of conducting our clinical trials, such as clinical investigator fees, monitoring costs, data management and drug supply costs, external research programs, and an allocation of facilities costs, salaries and benefits, and overhead costs such as rent, supplies and utilities. Research and development expenses were $8.6 million for the three month period ended March 31, 2003, compared to $5.0 million for the comparable period in 2002, primarily due to increased clinical trial costs. During the first quarter of 2003, we were conducting concurrent Phase III clinical trials for Velac, Actiza and Extina. The Actiza and Velac trials are still ongoing as of March 31, 2003. The Extina trial was completed during the first quarter of 2003. Subject to successful outcomes, we anticipate submitting New Drug Applications, or NDAs, to the FDA for Extina in mid-2003, Actiza in late 2003, and Velac in 2004.

          In April 2003, we announced the outcome of a Phase III clinical trial evaluating Extina, an investigational new drug formulation of 2% ketoconazole in our proprietary foam delivery system, as a potential new treatment for seborrheic dermatitis. The four-week, double-blinded active- and placebo-controlled trial included 619 patients at 25 centers. The trial was designed to demonstrate and the results demonstrated that Extina was not inferior to Nizoral® (ketoconazole) 2% Cream as measured by the primary endpoint of Investigator’s Static Global Assessment (ISGA). The trial was also designed to compare Extina to placebo foam per the ISGA. The result, although in favor of Extina, did not achieve statistical significance. This was due to an unusually high placebo foam response at one of the 25 sites. An analysis excluding the outlying site demonstrates statistical significance.

Selling, General and Administrative Expenses

          Selling, general and administrative expenses were $11.1 million for the three months ended March 31, 2003, compared to $9.6 million for the comparable quarter in 2002. The increase in expenses for the three month period ended March 31, 2003 compared to the same period in 2002 was due to increased employee-related costs attributable to increased headcount, as well as increased costs associated with our participation in industry trade shows.

Interest and other income (expense), net

          Interest income was $126,000 for the first quarter of 2003, compared to $279,000 for the comparable quarter in 2002. The decrease in interest income in the first quarter of 2003 compared to the same period in 2002 was the result of lower cash and investment balances, combined with a decrease in market interest rates on investments.

          Other income was $53,000 in the first quarter of 2003, compared to $78,000 for the first quarter of 2002. The decrease in other income during the three month period ended March 31, 2003 compared to the same period in 2002 is directly related to the decrease in income related to a facility sublease which ended January 2003.

Income Taxes

          We recognized income tax expense of $77,000 for the three-month period ended March 31, 2003 related to a foreign tax provision recorded by Connetics Australia. We recognized a net income tax benefit of $224,000 for the three month period ended March 31, 2002, that reflected U.S. tax benefit of $540,000 partially reduced by a foreign tax provision recorded by Connetics Australia of $316,000. The U.S. tax benefit arose principally because of the provisions of the U.S. Job Creation and Worker Assistance Act of 2002 enacted on March 9, 2002, which allows taxpayers to carry back net operating losses generated in 2001 and 2002 to offset alternative minimum tax paid in the last five years.

Net Loss and Financial Outlook for 2003

          We have issued 2003 financial guidance that total revenues are expected to be between $65.0 million and $68.0 million. We project that combined sales, general and administrative, and research and development expenses for 2003 will be between $67.0 million and $69.0 million. We anticipate that we will achieve profitability in the second half of 2003, driven by continued positive prescription trends for our core commercial products.

Liquidity and Capital Resources

          Sources and Use of Cash. We have financed our operations to date primarily through proceeds from equity financings, sale of investments, collaborative arrangements with corporate partners, bank loans, gross margins and product revenues. At March 31, 2003, cash, cash equivalents and short-term investments totaled $28.5 million compared to $33.1 million at December 31, 2002. Our cash balances are held in a variety of interest-bearing instruments including high-grade corporate bonds, commercial paper, U.S. Government agencies papers, and money market accounts.

          Cash used in operating activities. Cash used in operations for the quarter ended March 31, 2003 was $5.7 million compared to $4.7 million for the three month period ended March 31, 2002. The increase in cash used in operating activities during the first quarter of 2003 compared to the same period in 2002 was due primarily to increased clinical trial activities.

          Cash flows from investing activities. Investing activities provided $4.6 million and $3.6 million in cash for the three month periods ended March 31, 2003 and 2002, respectively. During the first quarter of 2002 we spent approximately $1.0 million related to the construction of an aerosol filling line at DPT’s plant on their premises in Texas. This expenditure was not repeated in the three month period ended March 31, 2003, which was the primary reason for the increase in cash flows from investing activities compared to the same period in 2002.

          Cash flows from financing activities. Financing activities provided $1.5 million and $2.7 million for the three month periods ended March 31, 2003 and 2002, respectively. Cash flows from financing activities for the three month period ended March 31, 2003 compared to the same period in 2002 decreased due to the receipt of $1.5 million in the first quarter of 2002 related to the exercise of warrants that was not repeated in the first quarter of 2003. Additionally, $821,000 of previously restricted certificates of deposit was released in the first quarter of 2002, which was not repeated in the first quarter of 2003. The decrease in cash flows from financing activities related to the events discussed above was partially offset by an increase of approximately $900,000 related to stock sale activity for the three month period ended March 31, 2003 compared to the same period in 2002.

          Working Capital. Working capital decreased by $3.7 million to $21.5 million at March 31, 2003 from $25.2 million at December 31, 2002, as we used cash in operations.

          Contractual Obligations and Commercial Commitments. There have been no material changes in our contractual obligations and commercial commitments since December 31, 2002. Our commitments, including those disclosed in the Annual Report on Form 10-K/A for the year ended December 31, 2002, consist primarily of operating lease agreements for our facilities as well as minimum purchase commitments under one of our contract manufacturing agreements.

          Restricted Cash and Cash Equivalents. In the quarter ended March 31, 2003, $312,000 was released from previously restricted certificates of deposit related to security for our facilities rent. As of March 31, 2003, $410,000 of our total cash and cash equivalents balance was restricted cash, held in various certificates of deposit, for specific purposes.

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

          We currently have no commitments for any additional financings. If we need to raise additional money to fund our operations, funding may not be available to us on acceptable terms, or at all. If we were unable to raise additional funds when needed, we might not be able to market our products as planned or continue development of our other products, or we could be required to delay, scale back or eliminate some or all of our research and development programs.

Factors that May Affect Future Results, Financial Condition and the Market Price of Securities

Please also read Item 1 in our 2002 Annual Report on Form 10-K/A where we have described our business and the challenges and risks we may face in the future.

          There are many factors that affect our business and results of operations, some of which are beyond our control. In our Annual Report on Form 10-K/A for the year ended December 31, 2002 we list some of the important factors that may cause the actual results of our operations in future periods to differ materially from the results currently expected or desired. Due to these factors, we believe that quarter-to-quarter comparisons of our results of operations are not a good indication of our future performance. The factors discussed in our reports filed with the Securities and Exchange Commission, including our Annual Report on form 10-K/A for the year ended December 31, 2002, in particular under the caption “Factors That May Affect Future Results, Financial Condition and the Market Price of Securities,” should be carefully considered when evaluating our business and prospects.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          There have been no material changes in the reported market risks or foreign currency exchange risks since December 31, 2002.

Item 4. Controls and Procedures

          Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of Connetics’ disclosure controls and procedures. This evaluation was performed within 90 days before the filing date of this quarterly report. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on their evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls since their evaluation.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

	10.1	Amended and Restated Manufacturing and Supply Agreement dated April 24, 2003 between Connetics and AccraPac Group, Inc.

	99.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K. We filed the following Current Reports on Form 8-K during the quarter ended March 31, 2003:

(i)	Current Report on Form 8-K dated February 20, 2003, filed with the Securities and Exchange Commission on February 21, 2003, under Item 5, Other Events.

(ii)	Current Report on Form 8-K dated March 3, 2003, filed with the Securities and Exchange Commission on March 4, 2003, under Item 5, Other Events.

(iii)	Current Report on Form 8-K dated March 7, 2003, filed with the Securities and Exchange Commission on March 10, 2003, under Item 5, Other Events.

(iv)	Current Report on Form 8-K dated March 13, 2003, filed with the Securities and Exchange Commission on March 17, 2003, under Item 5, Other Events.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Connetics Corporation

By:	/s/ John L. Higgins

John L. Higgins Exec. Vice President, Finance and Corporate Development and Chief Financial Officer

Date: May 14, 2003

CERTIFICATION BY CHIEF EXECUTIVE OFFICER

I, Thomas G. Wiggans, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Connetics Corporation;

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

Date: May 14, 2003

/s/ Thomas G. Wiggans

Thomas G. Wiggans
President and Chief Executive Officer

CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, John L. Higgins, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Connetics Corporation;

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

Date: May 14, 2003

/s/ John L. Higgins

John L. Higgins
Executive Vice President, Finance and Corporate Development
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1*	Amended and Restated Manufacturing and Supply Agreement dated April 24, 2003 between Connetics and AccraPac Group, Inc.

99.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	We have omitted certain portions of this Exhibit and have requested confidential treatment of such portions from the SEC.