Form 10-Q
period 2003-06-30
CONNETICS CORP
filed 2003-08-14
CIK 1004960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

Commission file number: 0-27406

CONNETICS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3173928
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3290 West Bayshore Road Palo Alto, California (Address of principal executive offices)	94303 (Zip Code)

Registrant’s telephone number, including area code: (650) 843-2800

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

     As of August 8, 2003, 31,692,935 shares of the Registrant’s common stock were outstanding, at $0.001 par value.

CONNETICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONNETICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$47,562	$8,624
Short-term investments	65,977	24,440
Restricted cash	411	424
Accounts receivable, net of allowances	260	4,308
Prepaid and other current assets	3,480	1,803

Total current assets	117,690	39,599
Property and equipment, net	5,786	5,860
Restricted cash	—	300
Deposits and other assets	5,059	848
Goodwill, net	6,271	6,271
Other intangible assets, net	6,622	6,675

Total assets	$141,428	$59,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,953	$7,760
Accrued clinical trial costs	1,599	1,223
Accrued payroll and related expenses	2,006	2,942
Accrued process development expenses	606	633
Other accrued liabilities	1,865	1,493
Current portion of deferred revenue	380	363

Total current liabilities	11,409	14,414
Deferred revenue, net of current portion	329	396
Convertible senior notes	90,000	—
Stockholders’ equity:
Preferred stock	—	—
Common stock	32	31
Additional paid-in capital	172,407	169,769
Deferred compensation	(39)	(48)
Accumulated deficit	(133,325)	(126,088)
Accumulated other comprehensive income	615	1,079

Total stockholders’ equity	39,690	44,743

Total liabilities and stockholders’ equity	$141,428	$59,553

See accompanying notes to condensed consolidated financial statements.

CONNETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
Product	$15,528	$11,423	$29,839	$21,563
Royalty	4,384	766	5,320	1,416
License, contract and other	58	437	122	1,178

Total revenues	19,970	12,626	35,281	24,157

Operating costs and expenses:
Cost of product revenues	1,185	973	2,257	1,648
Research and development	8,619	5,613	17,236	10,653
Selling, general and administrative	10,792	10,746	21,896	20,327
Acquired in-process research and development	—	2,000	—	2,000
Loss on program termination	—	312	—	312

Total operating costs and expenses	20,596	19,644	41,389	34,940

Loss from operations	(626)	(7,018)	(6,108)	(10,783)
Interest income	169	217	294	496
Gain on sale of investment	—	1,552	—	1,570
Interest expense	(230)	(4)	(231)	(6)
Other income (expense), net	33	93	87	171

Loss before income taxes	(654)	(5,160)	(5,958)	(8,552)
Income tax benefit (provision)	(1,202)	(161)	(1,279)	63

Net loss	$(1,856)	$(5,321)	$(7,237)	$(8,489)

Basic and diluted loss per share	$(0.06)	$(0.17)	$(0.23)	$(0.28)

Shares used to calculate basic and diluted loss per share	31,519	30,608	31,403	30,552

See accompanying notes to condensed consolidated financial statements.

CONNETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(7,237)	$(8,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	649	614
Amortization of intangible assets and debt issuance costs	459	408
Allowance for rebates, returns and chargebacks	2,150	448
Gain on sale of investment	—	(1,570)
Stock compensation expense	9	12
Stock issued pursuant to license agreement	—	12
Changes in assets and liabilities:
Accounts receivable, net	1,909	840
Other assets	(2,440)	(778)
Accounts payable	(2,997)	3,073
Accrued and other current liabilities	(373)	(1,719)
Deferred revenue	(48)	(316)

Net cash used in operating activities	(7,919)	(7,465)

Cash flows from investing activities:
Purchases of short-term investments	(59,974)	(19,405)
Sales and maturities of short-term investments	17,903	30,415
Purchases of property and equipment	(423)	(2,463)
Acquisition of patent	(200)	—

Net cash provided by (used in) investing activities	(42,694)	8,547

Cash flows from financing activities:
Restricted cash	312	1,429
Proceeds from issuance of convertible senior notes, net of issuance costs	86,503	—
Proceeds from issuance of common stock, net of issuance costs	2,638	2,919

Net cash provided by financing activities	89,453	4,348

Effect of foreign currency exchange rates on cash and cash equivalents	98	125

Net change in cash and cash equivalents	38,938	5,555
Cash and cash equivalents at beginning of period	8,624	3,603

Cash and cash equivalents at end of period	$47,562	$9,158

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For a better understanding of Connetics and its financial statements, we recommend reading these unaudited, condensed, consolidated financial statements and notes in conjunction with the audited consolidated financial statements and notes to those financial statements for the year ending December 31, 2002, which are included in our Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Connetics Corporation, Connetics Holdings Pty Ltd., and Connetics Australia Pty Ltd. (formerly Soltec Research Pty Ltd.). All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

     To prepare financial statements in conformity with accounting principles generally accepted in the United States, management must make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates based upon future events.

     We evaluate our estimates on an on-going basis, including those related to recoverability of accounts receivable and inventory, revenue recognition and accrued liabilities for clinical trial activities. We base our estimations on historical experience and on various other specific assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

Revenue Recognition

     Product Sales. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. We recognize product revenue net of estimated allowances for discounts, rebates, returns and chargebacks. We are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. We authorize returns for damaged products and exchanges for expired products in accordance with our return goods policy and procedures, and we establish reserves for such amounts at the time of sale. To date we have not experienced significant returns of damaged or expired product. Product shipping and handling costs are included in the cost of product revenues.

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

     We recognize revenue from non-refundable upfront license fees ratably over the period in which we have continuing development obligations when, at the time the agreement is executed, there remains significant risk due to the incomplete state of the product’s development. We recognize revenue associated with substantial “at risk” performance milestones, as defined in the respective agreements, based upon the achievement of the milestones. We recognize revenue under R&D cost reimbursement contracts as the related costs are incurred. Advance payments that we receive in excess of amounts earned are classified as deferred revenue until they are earned.

Cash Equivalents and Short-term Investments

     Cash and cash equivalents consist of cash on deposit with banks and money market instruments with original maturities of 90 days or less at the date of purchase. Investments with maturities beyond three months at the date of acquisition and that mature within one year from the balance sheet date are considered to be short-term investments. Short-term investments are classified as available for sale at the time of purchase and are carried at fair value, and we report unrealized gains and losses as a separate component of stockholders’ equity. We determine the cost of securities sold using the specific identification method.

     Cash equivalents and short term investments are financial instruments that potentially subject us to concentration of risk to the extent recorded on the balance sheet. We believe we have established guidelines for investing our excess cash with respect to diversification and maturities that maintain safety and liquidity. We invest our excess cash in debt instruments of the U.S. Government and its agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than one year.

Foreign Currency

     Connetics Australia’s functional currency is the Australian dollar. We translate Connetics Australia’s local currency balance sheet into U.S. dollars using the exchange rates in effect at the balance sheet date; for revenue and expense accounts we use a weighted average exchange rate during the period. Foreign currency translation adjustments are recorded in comprehensive income (loss). Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were immaterial for all periods presented.

Income Taxes

     We account for income taxes using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between (1) the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and (2) operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates that are expected to apply to taxable income in the years in which we anticipate those temporary differences will be recovered or settled. We establish a valuation for the net deferred tax assets when realization is uncertain.

Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, generally three to five years. We amortize leasehold improvements and assets acquired under capital lease arrangements over the shorter of the estimated useful lives of the assets or the lease term.

Goodwill, Purchased Intangibles and Impairment of Long Lived Assets

     We record goodwill in a business combination when the purchase price of the net tangible and intangible assets we acquire exceeds their fair value. Under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002, we are not required to amortize goodwill and intangible assets with indefinite lives, but are required to periodically review these assets for impairment. Intangible assets determined to have definite lives are amortized over their useful lives, which in our case is ten years.

     We adopted SFAS 142 effective January 1, 2002, and in conjunction with the implementation of SFAS 142 we performed an impairment test of goodwill as of that date, which did not result in an impairment charge at transition. SFAS 142 also requires that we test goodwill for impairment on an annual basis or more frequently if indicators of potential impairment exist. We performed the annual test as of October 1, 2002, which did not result in an impairment charge. We will perform this test on October 1 of each year or more frequently if indicators of potential impairment exist.

     We periodically perform reviews to determine if the carrying value of long-term assets, other than goodwill (purchased intangibles, property and equipment), is impaired. The reviews look for the existence of facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. No such impairment has been indicated to date. If in the future we determine the existence of impairment indicators, we would use undiscounted cash flows to initially determine whether impairment should be recognized. If necessary, we would perform a subsequent calculation to measure the amount of impairment loss based on the excess of the carrying value over the fair value of the impaired assets. If quoted market prices for the assets are not available, we would calculate the fair value using the present value of estimated expected future cash flows or other appropriate valuation methodologies. The cash flow calculation would be based on management’s best estimates, using appropriate assumption and projections at the time.

Stock-Based Compensation

     We use the intrinsic-value method of accounting for stock-based awards granted to employees, as allowed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. Accordingly, we do not recognize any compensation in our financial statements in connection with stock options granted to employees with exercise prices not less than fair market value. We also do not record any compensation expense in connection with our Employee Stock Purchase Plan as long as the purchase price is not less than 85% of the fair market value at the beginning or end of each offering period, whichever is lower.

     For options granted to non-employees, we have determined compensation expense in accordance with SFAS No. 123 and Emerging Issues Task Force No. 96-18, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. We periodically re-measure the compensation expense for options granted to non-employees as they vest.

     Although SFAS 123 allows us to continue to follow the present APB 25 guidelines, we are required to disclose pro forma net loss and basic and diluted loss per share as if the fair value based method had been applied to all awards.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in thousands except per share amounts):	2003	2002	2003	2002

Net loss, as reported	$(1,856)	$(5,321)	$(7,237)	$(8,489)
Add: Stock –based compensation expense, included in reported net loss	5	4	9	12
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(2,017)	(923)	(3,766)	(2,115)

Pro forma net loss	$(3,868)	$(6,240)	$(10,994)	$(10,592)

Loss per share:
Basic and diluted loss — as reported	$(0.06)	$(0.17)	$(0.23)	$(0.28)
Basic and diluted loss — pro forma	$(0.12)	$(0.20)	$(0.35)	$(0.35)

     For purposes of this analysis, we estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

	Stock Option Plans

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Expected stock volatility	61.64%	65.28%	63.51%	65.28%
Risk-free interest rate	4.38%	4.63%	5.86%	4.63%
Expected life (in years)	3.15	2.98	4.01	3.53
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

	Stock Purchase Plan

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Expected stock volatility	61.70%	81.46%	61.70%	81.46%
Risk-free interest rate	4.72%	5.95%	4.72%	5.95%
Expected life (in years)	1.39	1.35	1.39	1.35
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

Recent Accounting Pronouncements

     SFAS 146. In July 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit and Disposal Activities” (SFAS 146). This statement revises the accounting for exit and disposal activities under Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” Specifically, SFAS 146 requires that companies record the costs to exit an activity or dispose of long-lived assets when those costs are incurred. SFAS 146 requires that the measurement of the liability be at fair value. The provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS 146 did not have a significant impact on our financial statements.

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

     FIN 46. In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The consolidation requirements apply to entities existing prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 is not expected to have a significant impact on our financial position or results of operations.

2.     Net Loss Per Share

     We compute basic net loss per share by dividing net loss by the weighted average of common shares outstanding during the period. We compute diluted net loss per share using the weighted average of all potential shares of common stock outstanding during the period. We excluded all stock options, warrants and convertible debt from the calculation of diluted loss per share for the three and six month periods ended June 30, 2003 and 2002, because these securities were anti-dilutive during these periods.

3.     Comprehensive Loss

     During the six months ended June 30, 2003, total comprehensive loss amounted to $7.7 million, compared to a total comprehensive loss of $13.8 million for the comparable period in 2002. The components of comprehensive loss for the three and six-month periods ended June 30, 2003 and 2002 are as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss	$(1,856)	$(5,321)	$(7,237)	$(8,489)
Foreign currency translation adjustment	31	54	69	79
Change in unrealized gain (loss) on securities, net of reclassification adjustments for realized gain (loss)	(308)	(2,441)	(532)	(5,340)

Comprehensive loss	$(2,133)	$(7,708)	$(7,700)	$(13,750)

     Accumulated other comprehensive income included $494,000 of net unrealized gains on investments and $121,000 of foreign currency translation adjustments as of June 30, 2003 and $1.0 million of unrealized gains on investments and $53,000 of foreign currency translation adjustments as of December 31, 2002.

4.     Goodwill and Other Intangible Assets

     There were no changes in the carrying amount of goodwill during the three months ended June 30, 2003. The components of our other intangible assets at June 30, 2003, are as follows (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Net

Existing technology	$6,810	$(1,504)	$5,306
Patents	1,661	(345)	1,316

Total	$8,471	$(1,849)	$6,622

     Amortization expense for our other intangible assets was $202,000 and $403,000 for the three and six months ended June 30, 2003, respectively. For the same reporting periods in the prior year the amortization expense was $205,000 and $407,000, respectively.

     The expected future amortization expense of our other intangible assets is as follows (in thousands):

Amortization Expense

Remaining six months in 2003	$416
For the year ending December 31, 2004	$833
For the year ending December 31, 2005	$833
For the year ending December 31, 2006	$833
For the year ending December 31, 2007	$833
For the year ending December 31, 2008	$833
Thereafter	$2,041

$6,622

5.     Convertible Subordinated Notes

     On May 28, 2003, we issued $90 million of 2.25% convertible senior notes due May 30, 2008 in a private offering to Goldman, Sachs & Co., who resold the notes to qualified institutional investors. The notes are unsecured and rank equal to all the Company’s future unsecured and unsubordinated debts. The notes are convertible at any time at the option of the note holders into the Company’s common stock at a conversion price of $21.41 per share subject to adjustment in certain circumstances. This conversion price is higher than our stock price on the note’s issuance date. Interest on the notes is payable semi-annually in arrears in May and November and the Company can redeem all or a portion of the notes at any time on or after May 30, 2005. Offering expenses of $3.5 million related to the sale of these notes have been included in other assets and are amortized to interest expense over the contractual term of the notes. As of June 30, 2003, the fair value of these notes approximated $85.6 million.

6.     Subsequent Events

     On July 2, 2003 we announced we had submitted a New Drug Application with the U.S. Food and Drug Administration for Extina™, an investigational new drug formulation of 2% ketoconazole in our proprietary foam delivery system, as a potential new treatment for seborrheic dermatitis.

     On July 15, 2003, we assigned our rights to recombinant human relaxin to BAS Medical, Inc., a private, development-stage company focused on the development and marketing of novel medical treatments. We announced the transaction on July 21, 2003. As part of the transaction, we will receive up to $1.0 million in licensing and milestone fees, plus royalties on future product sales. Upon the execution of the definitive agreement, we received a $100,000 upfront assignment fee that we will recognize as license revenue in the third quarter of 2003. The remaining $900,000 will be received upon the achievement of various milestones. BAS Medical will assume rights to develop and commercialize relaxin for all indications of use. In addition to the assignment fee, in the third quarter of 2003, we will recognize $661,000 in deferred revenue relating to previous relaxin license agreements. All of our obligations under existing contracts related to relaxin were also transferred to BAS Medical as part of this transaction.

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

Overview

     Our commercial business is focused on the dermatology marketplace, which is characterized by a large patient population that is served by relatively small, and therefore more accessible, groups of treating physicians. We currently market two pharmaceutical products, OLUX® and Luxíq®. Both products have clinically proven therapeutic advantages and we are providing quality customer service to physicians through our experienced sales and marketing professionals. In December 2002, we received approval from the U.S. Food and Drug Administration, or FDA, to sell OLUX for the treatment of non-scalp psoriasis.

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

     During the first half of 2003, we had three product candidates in Phase III clinical trials: Extina™, a foam formulation of a 2% concentration of the antifungal drug ketoconazole, for the treatment of seborrheic dermatitis; Actiza™, a formulation of 1% clindamycin in our proprietary foam delivery system for the treatment of acne; and Velac ® Gel (a first-in-class combination of 1% clindamycin and 0.025% tretinoin) for the treatment of acne.

     In April 2003, we announced the outcome of a Phase III clinical trial evaluating Extina. The four-week, double-blinded active- and placebo-controlled trial included 619 patients at 25 centers. As designed, the trial results demonstrated that Extina was not inferior to Nizoral® (ketoconazole) 2% Cream as measured by the primary endpoint of Investigator’s Static Global Assessment (ISGA). The trial was also designed to compare Extina to placebo foam per the ISGA. The result, although in favor of Extina™, did not achieve statistical significance. On all other endpoints, statistical significance was achieved; therefore we believe that the totality of the data demonstrated that Extina was clinically superior to placebo foam. On July 2, 2003 we announced we had submitted a New Drug Application (NDA) with the FDA for Extina.

     In June 2003, we announced the completion of patient enrollment in our Phase III clinical trial for Actiza, a formulation of 1% clindamycin delivered in our proprietary foam delivery system, for the treatment of acne. The Phase III trial includes 1,026 patients at 18 centers, in which patients are treated for 12 weeks in a double-blinded, placebo and active controlled design. We anticipate data from the trial will be available in the fall of 2003.

     In May 2003 we issued $90 million of convertible senior notes in a private placement pursuant to Rule 144A of the Securities Act of 1933. The notes bear an interest rate of 2.25% per year and have a five-year term. The notes are convertible into Connetics common stock at a price equal to approximately $21.41 per share, subject to adjustment in certain circumstances, which represents a 35% premium over the closing price on the date the offering was announced. We will use the proceeds from the offering to augment our cash reserves for general corporate purposes, including potential future product or company acquisitions, capital expenditures and working capital.

Critical Accounting Policies

     There have been no material changes to our critical accounting policies, from those reported in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K/A for the year ended December 31, 2002.

Results of Operations

Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	(in thousands)		(in thousands)
	2003	2002	2003	2002

Revenues Product:
OLUX®	$11,004	$7,728	$20,879	$14,526
Luxíq®	4,491	3,653	8,879	6,975
Other	33	42	81	62

Total product revenues	15,528	11,423	29,839	21,563
Royalty, license and contract:
Royalty	4,384	766	5,320	1,416
Novartis	—	—	—	580
Pharmacia	25	375	56	500
Other contract	33	62	66	98

Total royalty, license and contract revenues	4,442	1,203	5,442	2,594

Total revenues	$19,970	$12,626	$35,281	$24,157

     Our product revenues were $15.5 million for the three months ended June 30, 2003 and $29.8 million for the six months ended June 30, 2003, compared to $11.4 million and $21.6 million for the three and six months ended June 30, 2002. The increase in total product revenues for the three and six months ended June 30, 2003 compared to the same periods in 2002 was due to continued sales growth in the number of units of OLUX sold as well as the effects of price increases for OLUX and Luxíq, initiated in the fourth quarter of 2002 and the second quarter of 2003.

     Royalty, license and contract revenues were $4.4 million and $5.4 million for the three and six months ended June 30, 2003, compared to $1.2 million and $2.6 million for the three and six months ended June 30, 2002. Royalty, license and contract revenue was higher for the second quarter of 2003 compared to the second quarter of 2002 primarily due to a one-time royalty payment made by a third party in the amount of $2.9 million in connection with Connetics’ aerosol spray technology, as well as an increase year over year in the quarterly royalties paid by the same party of approximately $654,000 in the second quarter of 2003 and an increase in royalty revenues of $51,000 related to the sales of Actimmune.

     We have an agreement with Prometheus Laboratories, Inc. pursuant to which we receive a royalty on Prometheus’ annual sales of Ridaura in excess of $4.0 million, in any calendar year through March 2006. We recognize royalty revenue in the quarter in which the royalty payment is either received or may be reasonably estimated. We recognized $0 and $133,000 of royalty revenue in the three and six months ended June 30, 2003 and $0 in both of the comparable periods for 2002 in conjunction with this agreement.

     We have an agreement with InterMune, Inc. pursuant to which we receive a royalty on InterMune’s sales of Actimmune in the United States. We recognized $95,000 and $187,000 of royalty revenue for the three and six months ended June 30, 2003, and $44,000 of royalty revenue for both of the three and six months ended June 30, 2002, in connection with this agreement.

Cost of Product Revenues

     Our cost of product revenues includes the third party costs of manufacturing OLUX and Luxíq, depreciation costs associated with Connetics owned equipment located at the DPT facility in Texas, royalty payments based on a percentage of our product revenues, and product freight and distribution costs from Cardinal Health Specialty Pharmaceutical Services (formerly CORD Logistics, Inc.), the third party that handles all of our product distribution activities. Currently, DPT Laboratories, Ltd., AccraPac Group, Inc., and InyX Pharma, Ltd. (formerly Miza Pharmaceuticals) manufacture commercial supplies of OLUX and Luxíq. We recorded costs of product revenues of $1.2 million for the three months ended June 30, 2003 and $2.3 million for the six months ended June 30, 2003, compared to $973,000 and $1.6 million for the three and six months ended June 30, 2002. The increase in the cost of product revenues in the three and six month periods ended June 30, 2003 compared to the same periods in 2002 is directly attributable to the increase in sales volume of our products.

Research and Development

     Research and development expenses include costs of personnel to support our research and development activities, costs of preclinical studies, costs of conducting our clinical trials, such as clinical investigator fees, monitoring costs, data management and drug supply costs, external research programs, and an allocation of facilities costs, salaries and benefits, and overhead costs such as rent, supplies and utilities. In the six months ended June 30, 2003 we incurred costs associated with ten clinical trials in various stages of completion, compared to four clinical trials in various stages of completion in the six months ended June 30, 2002. There was also a significant increase in the number of patients enrolled in the clinical trial work performed during the six months ended June 30, 2003 compared to the same six month period in 2002. As of June 30 2003, we were still conducting concurrent Phase III clinical trials for Velac and Actiza.

     Research and development expenses were $8.6 million and $5.6 million for the three months ended June 30, 2003 and 2002, respectively. The increase is primarily due to increased clinical trial costs of $2.2 million as well as increased employee and travel related costs of $576,000 associated with the increased headcount needed to support the increased activities in the clinical trial area as well as other R&D activities.

     Research and development expenses were $17.2 million and $10.7 million for the six months ended June 30, 2003 and 2002, respectively. The increase is due primarily to increased clinical trial costs of $5.6 million as well as increased employee & travel related costs of $877,000 associated with the increased headcount needed to support the increased activities in the clinical trial area as well as other R&D activities.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $10.8 million for the three months ended June 30, 2003 and $21.9 million for the six months ended June 30, 2003, compared to $10.7 million and $20.3 million for the comparable periods in 2002. Although expenditures were relatively flat for the three months ended June 30, 2003 compared with the same period in 2002, there was some fluctuation in the areas of expenditures between the periods. For the three months ended June 30, 2003 there was an overall increase of $569,000 in employee-related costs due to increased headcount, an increase of $288,000 in miscellaneous selling, general and administrative expenses, partially offset by a decrease in consulting and outside services of $820,000, compared with the same period in 2002.

     For the six months ended June 30, 2003 there was an overall increase of $985,000 in employee-related costs due to increased headcount, an increase of $288,000 in miscellaneous selling, general and administrative expenses, an increase of $588,000 in consulting and outside service expenses, partially offset by a decrease in travel expenses of $291,000 compared with the same period in 2002.

Interest and other income (expense), net

     Interest income was $169,000 and $294,000 for the three and six months ended June 30, 2003 and $217,000 and $496,000 for the three and six months ended June 30, 2002. The decrease in interest income during the first six months of 2003 compared to the same period in 2002 was the result of lower cash and investment balances for the majority of the period, combined with a decrease in market interest rates on investments.

     Interest expense was $230,000 and $231,000 for the three and six months ended June 30, 2003 and $4,000 and $6,000 for the three and six months ended June 30, 2002. The increase in interest expense during the first six months of 2003 compared to the same period in 2002 was directly related to the interest expense associated with the convertible senior notes issued in the second quarter of 2003.

     Other income, net, was $33,000 and $87,000 for the three and six months ended June 30, 2003 and $93,000 and $171,000 for the three and six months ended June 30, 2002. The decrease in other income during the six months ended June 30, 2003 compared to the same period in 2002 is directly related to the decrease in income related to a facility sublease, which ended in January 2003.

Income Taxes

     We recognized income tax expense of $1.2 million for the three months ended June 30, 2003 and $1.3 million for the six months ended June 30, 2003, related to a foreign tax provision recorded by Connetics Australia. We recognized income tax expense of $161,000 and a net income tax benefit of $63,000 for the three and six months ended June 30, 2002. The net income tax benefit reflects a U.S. tax benefit of $540,000 partially reduced by a foreign tax provision recorded by Connetics Australia of $477,000. The U.S. tax benefit arose principally because of the provisions of the U.S. Job Creation and Worker Assistance Act of 2002 enacted on March 9, 2002, which allows taxpayers to carry back net operating losses generated in 2001 and 2002 to offset alternative minimum tax paid in the last five years.

Liquidity and Capital Resources

     Sources and Use of Cash. We have financed our operations to date primarily through proceeds from equity and debt financings, collaborative arrangements with corporate partners, bank loans, and product revenues. At June 30, 2003, cash, cash equivalents and short-term investments totaled $113.5 million compared to $33.1 million at December 31, 2002. Our cash balances are held in a variety of interest-bearing instruments including high-grade corporate bonds, commercial paper, U.S. Government agencies papers, and money market accounts.

     Cash used in operating activities. Cash used in operations for the six months ended June 30, 2003 was $7.9 million compared to $7.5 million for the six month period ended June 30, 2002. Net loss of $7.2 million for the six months ended June 30, 2003 was affected by non-cash charges of $1.1 million of depreciation and amortization expense and $2.2 million of increased reserves related to product returns, chargebacks, rebates and coupon programs. Cash usage was primarily offset by a decrease in accounts receivable of approximately of $1.9 million related to the timing of sales and collection of outstanding amounts, an increase in other assets of $2.4 million primarily related to various prepaid activities, a decrease in accounts payable and other accrued and current liabilities of $3.4 million primarily related to the timing of payments and activities related to development and other business activity.

     Net loss of $8.5 million for the six-month period ending June 30, 2002 was affected by non-cash charges of $1.0 million of depreciation and amortization expense and a $1.6 million gain on the sale of investments. Cash usage was partially offset by a decrease in accounts receivable of $840,000 relating to the timing of sales and collection of outstanding amounts, an increase in reserves related to product returns, chargebacks, and rebates of $448,000, an increase of $778,000 in various prepaid activities, and an increase in accounts payable and other accrued and current liabilities of $1.4 million related to increased business and development activities.

     Cash flows provided by (used in) investing activities. Cash flows used in investing activities was $42.7 million for the six month period ended June 30, 2003, compared to cash flows provided by investing activities of $8.5 million for the six months ended June 30, 2002. The increase in cash used in investing activities is due primarily to the net result of an increase in purchasing activity of short-term investments of $40.6 million primarily related to the proceeds from the convertible debt financing in the second quarter of 2003, as well as a decrease in sales activity of short-term investments of $12.5 million. We had only moderate increases in operating expenses in the six month period ended June 30, 2003 compared to the same period in 2002, but our property and equipment expenditures decreased by $2.0 million for the six month period ended June 30, 2003 compared to the same period last year. Of the $2.0 million, $1.5 million is related to the DPT facility build-out which occurred in 2002, $185,000 related to leasehold improvements and other costs in connection with moving our offices to 3290 West Bayshore in 2002, and the balance represented higher regular business equipment and property purchases in the first six months of 2002 compared to the same period in 2003.

     Cash flows from financing activities. Financing activities provided $89.5 million and $4.3 million for the six month periods ended June 30, 2003 and 2002, respectively. This increase is primarily due to the $86.5 million of net proceeds from the issuance of convertible senior notes in the second quarter of 2003. The increase due to the financing was partially offset by the decrease of $1.1 million in restricted cash activity in 2003 compared to the same time frame in 2002. During the first six months of 2002, $1.4 million of previously restricted certificates of deposits related to our controlled disbursements account, security deposit on facility, and collateral on certain officers’ personal bank loans were released. For the same period in 2003, $312,000 of a previously restricted certificate of deposit related to a security deposit on our facility was released.

     Working Capital. Working capital increased by $81.1 million to $106.3 million at June 30, 2003 from $25.2 million at December 31, 2002, primarily due to the convertible debt financing which we completed in the second quarter of 2003.

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

     Restricted Cash and Cash Equivalents. In the six months ended June 30, 2003, $312,000 was released from previously restricted certificates of deposit related to security for our facilities rent. As of June 30, 2003, $411,000 of our total cash and cash equivalents balance was restricted cash, held in various certificates of deposit, for specific purposes.

     We believe our existing cash, cash equivalents and short-term investments, cash generated from product sales and collaborative arrangements with corporate partners, will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the next 12 months. Our future capital uses and requirements depend on numerous factors, including the progress of our research and development programs, the progress of clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, and enforcing patent claims and other intellectual property rights, competing technological and market developments, the level of product revenues, and the possible acquisition of new products and technologies. A key element of our strategy is to in-license or acquire additional marketed or late-stage development products. A portion of the funds needed to acquire, develop and market any new products may come from our existing cash, which will result in fewer resources available to our current products and clinical programs. We continually evaluate various business development opportunities, including the possibility of acquiring or in-licensing other products. If we successfully reach agreements with third parties, these transactions may require us to use some of our available cash, or to raise additional cash by liquidating some of our investment portfolio and/or raising additional funds through equity or debt financings in connection with the transaction.

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

Our Business Strategy May Cause Fluctuating Operating Results

Our operating results and financial condition may fluctuate from quarter to quarter and year to year depending upon the relative timing of events or uncertainties that may arise. For example, the following events or occurrences could cause fluctuations in our financial performance from period to period:

•	changes in the levels we spend to develop new product lines,

•	changes in the amount we spend to promote our products,

•	changes in treatment practices of physicians that currently prescribe our products,

•	changes in reimbursement policies of health plans and other similar health insurers, including changes that affect newly developed or newly acquired products,

•	forward-buying patterns by wholesalers that may result in significant quarterly swings in revenue reporting,

•	increases in the cost of raw materials used to manufacture our products,

•	the development of new competitive products by others,

•	the mix of products that we sell during any time period, and

•	our responses to price competition, and

•	fluctuations in royalties paid by third parties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the reported market risks or foreign currency exchange risks from those reported under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our annual report on Form 10-K/A for the year ended December 31, 2002.

Item 4. Controls and Procedures

     Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of Connetics’ disclosure controls and procedures. This evaluation was performed as of June 30, 2003. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on their evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports. In addition, our CEO and CFO concluded that during the quarter ended June 30, 2003, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     On May 28, 2003, we sold, in a private placement pursuant to Rule 144A of the Securities Act of 1933 as amended, $90 million of 2.25% convertible senior notes due May 30, 2008. The offering was underwritten through a purchase agreement with Goldman, Sachs & Co., C.E. Unterberg, Towbin, CIBC World Markets Corp., Thomas Weisel Partners LLC, and U.S. Bancorp Piper Jaffray Inc., who resold the note to qualified institutional investors. The notes are unsecured and rank equal to all of our future unsecured and unsubordinated debts. Holders of the notes may convert notes, in whole or in part, at any time prior to maturity into shares of our common stock at a conversion price of $21.41 per share subject to adjustment in certain circumstances. This conversion price is higher than our stock price on the note’s issuance date. We are required to pay interest on May 30 and November 30 of each year, beginning November 30, 2003. We may redeem all or a portion of the notes at any time on or after May 30, 2005 upon payment of a redemption price equal to 100.45% of the principal amount of the notes to be redeemed plus accrued and unpaid interest. Offering expenses of $3.5 million related to the sale of these notes have been included in other assets and are amortized to interest expense over the contractual term of the notes. The amortization of these debt issuance costs will accelerate upon early redemption or conversion of the notes. The offer and sale of the notes was exempt from the registration requirements of the Securities Act pursuant to the provisions of Section 5 of the Securities Act provided by Rule 144A. During the quarter ended June 30, 2003, the net proceeds of $86.5 million were invested in short-term, liquid, fixed income securities. The net proceeds remain available for general working capital purposes, including potential acquisitions. As of June 30, 2003, the fair value of these notes approximated $85.6 million.

Item 4. Submission of Matters to a Vote of Security Holders

     On May 14, 2003, we held our annual meeting of stockholders. At the meeting, the stockholders approved the following matters by the following votes:

1)	Election of the following directors:

	For	Withheld

Alexander E. Barkas, MD	19,528,972	7,167,011
Eugene Bauer, MD	19,147,072	7,548,911
Andrew Eckert	25,257,187	1,438,796
Denise Gilbert	25,465,337	1,230,646
John C. Kane	25,267,487	1,428,496
Thomas D. Kiley	25,467,187	1,228,796
Leon E. Panetta	16,287,328	10,408,655
G. Kirk Raab	25,479,098	1,225,885
Thomas G. Wiggans	25,651,387	1,044,596

2)	Approval of an amendment to the 1995 Directors’ Stock Option Plan to increase the number of shares of common stock reserved for issuance under the plan by 250,000 shares.

For	Against	Abstain

23,811,459	4,010,733	10,859

3)	Approval of an amendment to the 2002 Employee Stock Plan to increase the number of shares of common stock reserved for issuance under the plan by 750,000 shares.

For	Against	Abstain

22,907,284	4,912,398	13,369

4)	Approval of an amendment under the 2002 Employee Stock Plan to permit the issuance of options under the plan to non-executive officers of the Company.

For	Against	Abstain

23,396,117	4,423,164	13,770

5)	Ratification of the appointment of Ernst & Young LLP to serve as the Company’s independent auditors for the fiscal year ended December 31, 2003.

For	Against	Abstain

27,149,805	669,730	13,516

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

4.1	Indenture, dated as of May 28, 2003, between the Company and J.P. Morgan Trust Company, National Association, including therein the forms of the notes.

4.2	Registration Rights Agreement, dated as of May 28, 2003, between the Company and Goldman, Sachs & Co., C.E. Unterberg, Towbin (a California Limited Partnership), CIBC World Markets Corp., Thomas Weisel Partners LLC and U.S. Bancorp Piper Jaffray Inc., as representatives.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K. We filed or furnished the following Current Reports on Form 8-K during the quarter ended June 30, 2003. The information furnished under Item 9, Regulation FD Disclosure and Item 12, Results of Operations and Financial Condition is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

(i)	Current Report on Form 8-K dated April 23, 2003, filed with the Securities and Exchange Commission on April 25, 2003, under Item 5, Other Events, and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

(ii)	Current Report on Form 8-K dated April 28, 2003, filed with the Securities and Exchange Commission on April 28, 2003, under Item 9, Regulation FD Disclosure, Item 12, Disclosure of Results of Operations and Financial Condition, and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

(iii)	Current Report on Form 8-K dated May 1, 2003, filed with the Securities and Exchange Commission on May 2, 2003, under Item 5, Other Events.

(iv)	Current Report on Form 8-K dated May 6, 2003, filed with the Securities and Exchange Commission on May 7, 2003, under Item 5, Other Events.

(v)	Current Report on Form 8-K dated May 20, 2003, filed with the Securities and Exchange Commission on May 21, 2003, under Item 5, Other Events.

(vi)	Current Report on Form 8-K dated May 21, 2003, filed with the Securities and Exchange Commission on May 22, 2003, under Item 5, Other Events, and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

(vii)	Current Report on Form 8-K dated June 5, 2003, filed with the Securities and Exchange Commission on June 6, 2003, under Item 5, Other Events, and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

(viii)	Current Report on Form 8-K dated June 19, 2003, filed with the Securities and Exchange Commission on June 20, 2003, under Item 9, Regulation FD Disclosure, Item 12, Disclosure of Results of Operations and Financial Condition and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

(ix)	Current Report on Form 8-K dated June 30, 2003, filed with the Securities and Exchange Commission on July 1, 2003, under Item 5, Other Events, and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Connetics Corporation

	By:	/s/ John L. Higgins

John L. Higgins Exec. Vice President, Finance and Corporate Development and Chief Financial Officer

Date: August 13, 2003

INDEX TO EXHIBITS

Exhibit
Number	Description

4.1	Indenture, dated as of May 28, 2003, between the Company and J.P. Morgan Trust Company, National Association, including therein the forms of the notes.

4.2	Registration Rights Agreement, dated as of May 28, 2003, between the Company and Goldman, Sachs & Co., C.E. Unterberg, Towbin (a California Limited Partnership), CIBC World Markets Corp., Thomas Weisel Partners LLC and U.S. Bancorp Piper Jaffray Inc., as representatives.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.