Form 10-Q
period 2003-09-30
CONNETICS CORP
filed 2003-11-14
CIK 1004960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     As of November 10, 2003, 31,818,143 shares of the Registrant’s common stock at $0.001 par value, were outstanding.

CONNETICS CORPORATION

		Page

PART I FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets at September 30, 2003 and December 31, 2002	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2003 and 2002	2
	Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2003 and 2002	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17
PART II OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	18
	(a) Exhibits	18
	(b) Reports on Form 8-K	18
Signatures
Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONNETICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)
(Unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$49,966	$8,624
Marketable securities — current	49,335	24,440
Restricted cash	411	424
Accounts receivable, net of allowances	5,242	4,308
Prepaid and other current assets	3,491	1,803

Total current assets	108,445	39,599
Property and equipment, net	5,556	5,860
Marketable securities — non-current	9,736	—
Restricted cash	—	300
Debt issuance costs, deposits and other assets	5,029	848
Goodwill, net	6,271	6,271
Other intangible assets, net	6,414	6,675

Total assets	$141,451	$59,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,842	$7,760
Accrued clinical trial costs	1,319	1,223
Accrued payroll and related expenses	3,241	2,942
Accrued process development expenses	28	633
Other accrued liabilities	2,057	1,493
Current portion of deferred revenue	29	363

Total current liabilities	9,516	14,414
Deferred revenue, net of current portion	—	396
Convertible senior notes	90,000	—
Stockholders’ equity:
Preferred stock	—	—
Common stock	32	31
Additional paid-in capital	172,797	169,769
Deferred compensation	(35)	(48)
Accumulated deficit	(131,709)	(126,088)
Accumulated other comprehensive income	850	1,079

Total stockholders’ equity	41,935	44,743

Total liabilities and stockholders’ equity	$141,451	$59,553

See accompanying notes to condensed consolidated financial statements.

CONNETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Product	$17,652	$12,449	$47,491	$34,012
Royalty	1,256	741	6,576	2,156
License, contract and other	804	451	926	1,630

Total revenues	19,712	13,641	54,993	37,798

Operating costs and expenses:
Cost of product revenues	1,388	1,116	3,645	2,765
Research and development	6,212	7,014	23,448	17,667
Selling, general and administrative	10,162	8,497	32,058	28,823
Acquired in-process research and development	—	—	—	2,000
Loss on program termination	—	—	—	312

Total operating costs and expenses	17,762	16,627	59,151	51,567

Income (loss) from operations	1,950	(2,986)	(4,158)	(13,769)
Interest income	330	165	624	661
Gain on sale of investment	—	516	—	2,086
Interest expense	(699)	(3)	(930)	(9)
Other income (expense), net	48	(54)	134	117

Income (loss) before income taxes	1,629	(2,362)	(4,330)	(10,914)
Income tax provision	(13)	(128)	(1,291)	(65)

Net income (loss)	$1,616	$(2,490)	$(5,621)	$(10,979)

Net income (loss) per share:
Basic	$0.05	$(0.08)	$(0.18)	$(0.36)

Diluted	$0.05	$(0.08)	$(0.18)	$(0.36)

Shares used to calculate net income (loss) per share
Basic	31,648	30,866	31,485	30,656

Diluted	33,607	30,866	31,485	30,656

See accompanying notes to condensed consolidated financial statements.

CONNETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(5,621)	$(10,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,058	932
Amortization of intangible assets and debt issuance costs	848	609
Allowance for rebates, returns and chargebacks	2,350	832
Gain on sale of investment	—	(2,086)
Stock compensation expense	13	158
Stock issued pursuant to license agreement	—	12
Changes in assets and liabilities:
Accounts receivable, net	(3,272)	(3,959)
Other assets	(2,483)	(941)
Accounts payable	(5,132)	211
Accrued and other current liabilities	224	(540)
Deferred revenue	(729)	(474)

Net cash used in operating activities	(12,744)	(16,225)

Cash flows from investing activities:
Purchases of short-term investments	(86,211)	(26,151)
Sales and maturities of short-term investments	60,958	41,595
Purchases of non current marketable securities	(9,736)	—
Purchases of property and equipment	(607)	(3,291)
Acquisition of patent	(200)	—

Net cash provided by (used in) investing activities	(35,796)	12,153

Cash flows from financing activities:
Restricted cash	312	1,429
Proceeds from issuance of convertible senior notes, net of issuance costs	86,407	—
Proceeds from issuance of common stock, net of issuance costs	3,030	3,844

Net cash provided by financing activities	89,749	5,273

Effect of foreign currency exchange rate changes on cash and cash equivalents	133	97

Net change in cash and cash equivalents	41,342	1,298
Cash and cash equivalents at beginning of period	8,624	3,603

Cash and cash equivalents at end of period	$49,966	$4,901

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Policies

     We have prepared the accompanying unaudited condensed consolidated financial statements of Connetics Corporation (“Connetics”) in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. We believe that we have included all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. We have reclassified certain prior year balances to conform to the current year presentation.

     Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For a better understanding of Connetics and its financial statements, we recommend reading these unaudited, condensed, consolidated financial statements and notes in conjunction with the audited consolidated financial statements and notes to those financial statements for the year ending December 31, 2002, which are included in our Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission.

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

     We evaluate our estimates on an on-going basis. In particular, we regularly evaluate estimates related to recoverability of accounts receivable and inventory, revenue recognition and accrued liabilities for clinical trial activities. We base our estimates on historical experience and on various other specific assumptions that we believe to be reasonable under the circumstances. Those estimates and assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

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

     If, at the time an agreement is executed, there remains significant risk due to the incomplete state of the product’s development, we recognize revenue from non-refundable upfront license fees ratably over the period in which we have continuing development obligations. We recognize revenue associated with substantial “at risk” performance milestones, as defined in the respective agreements, based upon the achievement of the milestones. We recognize revenue under R&D cost reimbursement contracts as the related costs are incurred. Advance payments that we receive in excess of amounts earned are classified as deferred revenue until they are earned.

Cash Equivalents and Marketable Securities

     Cash and cash equivalents consist of cash on deposit with banks and money market instruments with original maturities of 90 days or less at the date of purchase. Investments with maturities beyond three months at the date of acquisition are included in marketable securities and are classified either as current or non-current based on their maturity date. Marketable securities with maturities less than one year are classified as current. Marketable securities are classified as available for sale at the time of purchase and are carried at fair value, and we report unrealized gains and losses as a separate component of stockholders’ equity. We determine the cost of securities sold using the specific identification method.

     Cash equivalents and marketable securities are financial instruments that potentially subject us to concentration of risk to the extent recorded on the balance sheet. We believe we have established guidelines for investing our excess cash with respect to diversification and maturities that maintain safety and liquidity. We invest our excess cash in debt instruments of the U.S. Government and its agencies, municipal governments and agencies and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than one year.

Foreign Currency

     Connetics Australia’s functional currency is the Australian dollar. We translate Connetics Australia’s local currency balance sheet into U.S. dollars using the exchange rates in effect at the balance sheet date. For revenue and expense accounts we use a weighted average exchange rate during the period. Foreign currency translation adjustments are recorded in comprehensive income (loss). Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were immaterial for all periods presented.

Income Taxes

     We account for income taxes using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between (1) the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and (2) operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates that are expected to apply to taxable income in the years in which we anticipate those temporary differences will be recovered or settled. We establish a valuation for the net deferred tax assets when realization is uncertain. Our income tax provision relates primarily to the operations of our Australian subsidiary.

Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, generally three to five years. Equipment we have purchased on behalf of our contract manufacturer is being depreciated using the units of production method based on contractual minimum quantities to be produced over the term of the agreement. We amortize leasehold improvements and assets acquired under capital lease arrangements over the shorter of the estimated useful lives of the assets or the lease term.

Goodwill, Purchased Intangibles and Impairment of Long Lived Assets

     We record goodwill in a business combination when the purchase price of the net tangible and intangible assets we acquire exceeds their fair value. Under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002, we are not required to amortize goodwill and intangible assets with indefinite lives, but are required to periodically review these assets for impairment. Intangible assets determined to have definite lives are amortized over their useful lives, generally ten years.

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

     We periodically perform reviews to determine if the carrying value of long-term assets, other than goodwill (purchased intangibles, property and equipment), is impaired. The reviews look for the existence of facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. Our reviews have indicated no such impairment to date. If in the future we determine that impairment indicators exist, we would use undiscounted cash flows to initially determine whether we should recognize any impairment. If necessary, we would perform a subsequent calculation to measure the amount of impairment loss based on the excess of the carrying value over the fair value of the impaired assets. If quoted market prices for the assets are not available, we would calculate the fair value using the present value of estimated expected future cash flows or other appropriate valuation methodologies. The cash flow calculation would be based on management’s best estimates, using appropriate assumption and projections at the time.

Stock-Based Compensation

     We use the intrinsic-value method of accounting for stock-based awards granted to employees, as allowed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. Accordingly, we do not recognize any compensation in our financial statements in connection with stock options granted to employees when those options have exercise prices equal to or greater than fair market value. We also do not record any compensation expense in connection with our Employee Stock Purchase Plan as long as the purchase price is not less than 85% of the fair market value at the beginning or end of each offering period, whichever is lower.

     For options granted to non-employees, we have determined compensation expense in accordance with SFAS No. 123 and Emerging Issues Task Force No. 96-18, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. We periodically re-measure the compensation expense for options granted to non-employees as they vest.

     Although SFAS 123 allows us to continue to follow the present APB 25 guidelines, we are required to disclose pro forma net loss and basic and diluted loss per share as if we had applied the fair value based method to all awards.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands except per share amounts):	2003	2002	2003	2002

Net income (loss), as reported	$1,616	$(2,490)	$(5,621)	$(10,979)
Add: Stock-based compensation expense, included in reported net loss	4	4	13	16
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(2,072)	(1,207)	(5,838)	(3,322)

Pro forma net loss	$(452)	$(3,693)	$(11,446)	$(14,285)

Net income (loss) per share:
Basic income (loss) — as reported	$0.05	$(0.08)	$(0.18)	$(0.36)
Diluted income (loss) — as reported	$0.05	$(0.08)	$(0.18)	$(0.36)
Basic income (loss) — pro forma	$(0.01)	$(0.12)	$(0.36)	$(0.47)
Diluted income (loss) — pro forma	$(0.01)	$(0.12)	$(0.36)	$(0.47)

     For purposes of this analysis, we estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

	Stock Option Plans

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Expected stock volatility	59.2%	65.3%	61.6%	65.3%
Risk-free interest rate	2.2%	4.6%	4.3%	4.6%
Expected life (in years)	2.6	3.0	3.3	3.5
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

	Stock Purchase Plan

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Expected stock volatility	59.9%	81.5%	61.7%	81.5%
Risk-free interest rate	4.5%	5.9%	4.7%	6.0%
Expected life (in years)	1.5	1.7	1.4	1.4
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires us to make highly subjective assumptions, including the expected volatility of our stock. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we do not believe that the existing models necessarily provide a reliable single measure of the fair value of our options.

     The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on reported results of future periods.

Recent Accounting Pronouncements

     SFAS 146. In July 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities” (SFAS 146). This statement revises prior accounting guidance for exit and disposal activities. Specifically, SFAS 146 requires that companies record the costs to exit an activity or dispose of long-lived assets when those costs are incurred. SFAS 146 requires that the liability be measured at fair value. The provisions of SFAS 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS 146 did not have a significant impact on our financial statements.

     FIN 45. In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact on our financial statements. See also Note 7.

     FIN 46. In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The consolidation requirements apply to entities existing prior to January 31, 2003 in the first fiscal year or interim period ending after December 15, 2003. Certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 is not expected to have a significant impact on our financial position or results of operations.

     EITF 00-21. In November 2002, the Emerging Issues Task Force (or EITF) of the FASB issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” which addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. EITF 00-21 requires us to divide revenue arrangements with multiple deliverables into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. EITF 00-21 also requires us to allocate the consideration among the separate units of accounting based on their fair values, and to consider applicable revenue recognition criteria separately for each of the separate units of accounting. EITF 00-21 is effective for revenue arrangements we enter into after June 30, 2003. There was no impact on our financial statements from the adoption of EITF 00-21 and we will evaluate its impact on revenue arrangements we enter into in the future.

2. Net Income (Loss) Per Share

     We compute basic net income (loss) per share by dividing net loss by the weighted average of common shares outstanding during the period. We compute diluted net income (loss) per share using the weighted average of all potential shares of common stock outstanding during the period. For the three months ended September 30, 2003 we included all dilutive stock options and warrants in the calculation of diluted net income per share. We excluded convertible debt because its effect is anti-dilutive. For the three and nine month periods ended September 30, 2002 and the nine months ended September 30, 2003, we excluded all stock options, warrants, and convertible debt in the calculation of diluted net loss per share because these securities were anti-dilutive during these periods.

     The following table shows a reconciliation of the denominator used in basic and diluted net income (loss) per share computations for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	(in thousands)		(in thousands)
	2003	2002	2003	2002

Numerator:
Net income (loss)	$1,616	$(2,490)	$(5,621)	$(10,979)

Denominator:
Weighted-average shares outstanding used for basic net income (loss) per share	31,648	30,866	31,485	30,656
Effect of Dilutive Securities:
Stock options	1,905	—	—	—
Warrants	54	—	—	—

Weighted-average shares used for diluted net income (loss) per share	33,607	30,866	31,485	30,656

3. Comprehensive Income (Loss)

     During the nine months ended September 30, 2003, total comprehensive loss amounted to $5.9 million, compared to a total comprehensive loss of $16.2 million for the comparable period in 2002. The components of comprehensive income (loss) are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss)	$1,616	$(2,490)	$(5,621)	$(10,979)
Foreign currency translation adjustment	59	(31)	128	48
Change in unrealized gain (loss) on securities, net of reclassification adjustments for realized gain (loss)	175	94	(357)	(5,246)

Comprehensive income (loss)	$1,850	$(2,427)	$(5,850)	$(16,177)

     Accumulated other comprehensive income included $670,000 of net unrealized gains on investments and $180,000 of foreign currency translation adjustments as of September 30, 2003 and $1.0 million of unrealized gains on investments and $53,000 of foreign currency translation adjustments as of December 31, 2002.

4. Goodwill and Other Intangible Assets

     There were no changes in the carrying amount of goodwill during the three months ended September 30, 2003. The components of our other intangible assets at September 30, 2003, are as follows (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Net

Existing technology	$6,810	$(1,674)	$5,136
Patents	1,661	(383)	1,278

Total	$8,471	$(2,057)	$6,414

     Amortization expense for our other intangible assets was $208,000 and $611,000 for the three and nine months ended September 30, 2003, respectively. For the same reporting periods in the prior year the amortization expense was $202,000 and $609,000, respectively.

     The expected future amortization expense of our other intangible assets is as follows (in thousands):

Amortization Expense

Remaining three months in 2003	$208
For the year ending December 31, 2004	$833
For the year ending December 31, 2005	$833
For the year ending December 31, 2006	$833
For the year ending December 31, 2007	$833
For the year ending December 31, 2008	$833
Thereafter	$2,041

$6,414

5. Convertible Subordinated Notes

     On May 28, 2003, we issued $90 million of 2.25% convertible senior notes due May 30, 2008 in a private offering to Goldman, Sachs & Co., who resold the notes to qualified institutional investors. The notes are unsecured and rank equal to all of our future unsecured and unsubordinated debts. The notes are convertible at any time at the option of the note holders into Connetics common stock at a conversion price equivalent to $21.41 per share subject to adjustment in certain circumstances. This conversion price was higher than our stock price on the note’s issuance date. Interest on the notes is payable semi-annually in arrears in May and November, and we can redeem all or a portion of the notes at any time on or after May 30, 2005. Offering expenses of $3.5 million related to the sale of these notes have been included in other assets and are amortized to interest expense over the contractual term of the notes. As of September 30, 2003, the fair value of these notes approximated $94.9 million.

6. Assignment of Relaxin Rights

     On July 15, 2003, we assigned our rights to recombinant human relaxin to BAS Medical, Inc., a private, development-stage company focused on the development and marketing of novel medical treatments. As part of the transaction, we may receive up to $1.0 million in licensing and milestone fees, plus royalties on future product sales. Upon the execution of the definitive agreement, we received a $100,000 upfront assignment fee that we recognized as license revenue in the third quarter of 2003. We will receive the remaining $900,000 upon the achievement by BAS Medical of various milestones. BAS Medical will assume rights to develop and commercialize relaxin for all indications of use. All of our obligations under existing contracts related to relaxin were also transferred to BAS Medical as part of this transaction, and as a result, in the third quarter of 2003, we recognized $661,000 in deferred revenue relating to previous relaxin license agreements.

7. Guaranties and Indemnifications.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others (FIN No. 45). FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

     Connetics enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, contractors, clinical sites, insurers and customers. Under these provisions Connetics generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the maximum potential amount of future payments Connetics could be required to make under these indemnification provisions is unlimited. The estimated fair value of the indemnity obligations of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2003. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This discussion and analysis should be read in conjunction with the MD&A included in our Annual Report on Form 10-K/A for the year ended December 31, 2002, and with the unaudited condensed consolidated financial statements and notes to financial statements included in this Report. Our disclosure and analysis in this Report, in other reports that we file with the Securities and Exchange Commission, in our press releases and in public statements of our officers contain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. They use words such as “anticipate,” “estimate,” “expect,” “will,” “may,” “intend,” “plan,” “believe” and similar expressions in connection with discussion of future operating or financial performance. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies and financial results. Forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors will be important in determining future results. No forward-looking statement can be guaranteed, and actual results may vary materially from those anticipated in any forward-looking statement. Some of the factors that, in our view, could cause actual results to differ are discussed under the caption “Factors That May Affect Future Results, Financial Condition and the Market Price of Securities” and in our Annual Report on Form 10-K/A. Our historical operating results are not necessarily indicative of the results to be expected in any future period.

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

     In addition to revenue from product sales, we receive royalties on sales of RID®, Actimmune® and Ridaura® in the U.S., internationally on sales of Banlice®, Milice®, Bettamousse®, and on a super-concentrated aerosol spray licensed worldwide. We have licenses with Novartis and Pfizer, Inc., formerly Pharmacia Corporation, which have the potential to bear royalties in the future depending on approval of their products for sale.

     During the first nine months of 2003, we had three product candidates in Phase III clinical trials: Extina™, a foam formulation of a 2% concentration of the antifungal drug ketoconazole, for the treatment of seborrheic dermatitis; Actiza™, a foam formulation of 1% clindamycin for the treatment of acne; and Velac ® Gel (a first-in-class combination of 1% clindamycin and 0.025% tretinoin) for the treatment of acne. Extina and Actiza are delivered in our proprietary foam delivery system.

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

     On July 2, 2003 we announced we had submitted a New Drug Application (NDA) with the FDA for Extina. We have been informed by the FDA that they think a user fee is involved for the Extina NDA on the basis that it contains a new indication for use. That NDA does not contain any new indication for use, and was filed in accordance with FDA regulations using the same regulatory pathway used for Luxiq and OLUX, neither of which required the payment of a user fee. We are working with the FDA to resolve this issue as quickly as possible. We expect it to be resolved in the fairly near future, but the resolution could result in some delay in the processing of our application.

     In May 2003 we issued $90 million of convertible senior notes in a private placement exempt from registration under the Securities Act of 1933. The notes bear an interest rate of 2.25% per year and have a five-year term. The notes are convertible into Connetics common stock at a price equal to approximately $21.41 per share, subject to adjustment in certain circumstances, which represents a 35% premium over the closing price of our common stock on the date the offering was announced. We will use the proceeds from the offering to augment our cash reserves for general corporate purposes, including potential future product or company acquisitions, capital expenditures and working capital.

     On July 15, 2003, we assigned our rights to recombinant human relaxin to BAS Medical, Inc., a private, development-stage company focused on the development and marketing of novel medical treatments. As part of the transaction, we may receive up to $1.0 million in licensing and milestone fees, plus royalties on future product sales. Upon the execution of the definitive agreement, we received a $100,000 upfront assignment fee that we recognized as license revenue in the third quarter of 2003. We will receive the remaining $900,000 upon the achievement by BAS Medical of various milestones. BAS Medical will assume rights to develop and commercialize relaxin for all indications of use. All of our obligations under existing contracts related to relaxin were also transferred to BAS Medical as part of this transaction, and as a result, in the third quarter of 2003, we recognized $661,000 in deferred revenue relating to previous relaxin license agreements.

     On September 30, 2003, we announced the positive outcome of the Phase III clinical trial evaluating Actiza. The 12-week, double-blinded, active- and placebo-controlled trial included 1,026 patients at 18 centers across the U.S. The trial was designed to demonstrate that Actiza was not inferior to Clindagel® (clindamycin phosphate 1% topical gel) as measured by the primary endpoints of Investigator’s Static Global Assessment (ISGA) and percent reduction in lesion counts (total, inflammatory and non-inflammatory) from Baseline to Week 12 (end of treatment). Success was defined as achieving non-inferiority to Clindagel for two out of three lesion counts and for ISGA. The trial results met or exceeded all of these requirements. Additionally, Actiza was statistically superior to placebo for all primary endpoints. Adverse events with Actiza were mild to moderate in nature and were related primarily to burning at the application site.

Critical Accounting Policies

     There have been no material changes to our critical accounting policies from those reported in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K/A for the year ended December 31, 2002.

Results of Operations

Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	(in thousands)		(in thousands)
	2003	2002	2003	2002

Product Revenues:
OLUX®	$12,941	$8,532	$33,820	$23,059
Luxíq®	4,693	3,875	13,572	10,849
Other	18	42	99	104

Total product revenues	17,652	12,449	47,491	34,012
Royalty, license and contract:
Royalty	1,256	741	6,576	2,156
Relaxin related contract revenue	761	32	827	98
Pfizer	19	125	75	625
Novartis	—	—	—	580
InterMune	—	250	—	250
Other contract	24	44	24	77

Total royalty, license and contract revenues	2,060	1,192	7,502	3,786

	$19,712	$13,641	$54,993	$37,798

     Our product revenues were $17.7 million for the three months ended September 30, 2003 and $47.5 million for the nine months ended September 30, 2003, compared to $12.4 million and $34.0 million for the three and nine months ended September 30, 2002. Total net product sales increased 42% in the third quarter and 40% in the first nine months of 2003 as compared with the same periods in the prior year. Increased sales volumes accounted for a 26% increase in the net product sales in the third quarter of 2003 and a 25% increase in the net product sales in the nine months ended September 30, 2003 compared to the same periods in 2002. Higher sales prices for our dermatology products accounted for the remainder of the increases in net product sales in the three and nine months ended September 30, 2003 compared to the same periods in 2002.

     Royalty, license and contract revenues were $2.1 million and $7.5 million for the three and nine months ended September 30, 2003, compared to $1.2 million and $3.8 million for the three and nine months ended September 30, 2002. Royalty, license and contract revenue was higher for the third quarter of 2003 compared to the third quarter of 2002 primarily due to two factors: (1) in the third quarter of 2003, we experienced an increase of $502,000 in royalty revenue from a third party in connection with our aerosol spray technology; and (2) in the third quarter of 2003, we recognized $761,000 of relaxin-related revenue associated with the execution of the agreement with BAS Medical in July of 2003. Of the relaxin-related revenue, $661,000 represented previously deferred revenue associated with relaxin license agreements with other parties that was fully recognized upon the execution of the BAS Medical agreement. These increases were partially offset by decreases in contract revenue from various third parties, in relation to one-time contract payments made in 2002. We expect no further relaxin-related revenue.

     The increase in royalty, license and contract revenue for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was primarily due to our receipt of a one-time royalty payment made in the second quarter of 2003 by a third party in the amount of $2.9 million in connection with our aerosol spray technology, and an increase in royalties paid by the same party of approximately $1.3 million. The increase in royalty, license and contract revenue for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was also affected by the increase in relaxin-related revenue in 2003 as discussed above, offset by the fact that certain payments in 2002 by Novartis, Pfizer (then Pharmacia) and InterMune were one-time payments.

     We have an agreement with Prometheus Laboratories, Inc. pursuant to which we receive a royalty on Prometheus’ annual sales of Ridaura in excess of $4.0 million, in any calendar year through March 2006. We recognize royalty revenue in the quarter in which the royalty payment is either received or may be reasonably estimated. We recognized $0 and $133,000 of royalty revenue in the three and nine months ended September 30, 2003 and $0 in both of the comparable periods for 2002 in conjunction with this agreement.

     We have an agreement with InterMune, Inc. pursuant to which we receive a royalty on InterMune’s sales of Actimmune in the United States. We recognized $83,000 and $270,000 of royalty revenue for the three and nine months ended September 30, 2003. For the three and nine months ended September 30, 2002 we recognized $56,000 and $100,000 of Actimmune royalty, in connection with this agreement.

Cost of Product Revenues

     Our cost of product revenues includes the third party costs of manufacturing OLUX and Luxíq, depreciation costs associated with Connetics-owned equipment located at the DPT facility in Texas, royalty payments based on a percentage of our product revenues, and product freight and distribution costs from Cardinal Health Specialty Pharmaceutical Services (formerly CORD Logistics, Inc.), the third party that handles all of our product distribution activities. Currently, DPT Laboratories, Ltd., AccraPac Group, Inc., and InyX Pharma, Ltd. (formerly Miza Pharmaceuticals) manufacture commercial supplies of OLUX and Luxíq. We recorded costs of product revenues of $1.4 million for the three months ended September 30, 2003 and $3.6 million for the nine months ended September 30, 2003, compared to $1.1 million and $2.8 million for the three and nine months ended September 30, 2002. The increase in the cost of product revenues in the three and nine months ended September 30, 2003 compared to the same period in 2002 is primarily attributable to the increase in sales volume of our products, as well as the establishment of a $150,000 reserve in the third quarter of 2003 related to minimum purchase commitments under our manufacture and supply agreement with DPT. If the effects of the $150,000 reserve from the third quarter of 2003 are excluded, we experienced a slight improvement in our gross product margin due to the combined effects of the price increases for OLUX and Luxíq, initiated in the fourth quarter of 2002 and the second quarter of 2003, and slightly lower costs of manufacturing our products.

Research and Development

     Research and development expenses include costs of personnel to support our research and development activities, costs of preclinical studies, costs of conducting our clinical trials, such as clinical investigator fees, monitoring costs, data management and drug supply costs, external research programs, and an allocation of facilities costs, salaries and benefits, and overhead costs such as rent, supplies and utilities. In the nine months ended September 30, 2003 we incurred costs associated with ten clinical trials in various stages of completion, compared to five clinical trials in various stages of completion in the nine months ended September 30, 2002. There was also a significant increase in the number of patients enrolled in the clinical trial work performed during the nine months ended September 30, 2003 compared to the same nine-month period in 2002. As of September 30, 2003, we were still conducting Phase III clinical trials for Velac.

     Research and development expenses were $6.2 million for the three months ended September 30, 2003 and $7.0 million for the three months ended September 30, 2002. The decrease is primarily related to $776,000 in contract manufacturing expenses incurred in 2002 to manufacture clinical trial product used in clinical trials in 2002 and 2003. Other factors contributing to the decrease in the three-month period are decreases due to the timing of various process and product development activities, the one-time reversal of a previously recorded liability of $575,000 for clinical trial materials which we have concluded is not owed, and a decrease of $563,000 in expenses in quality affairs due to timing on certain stability work. These decreases were partially offset by an increase of $688,000 in clinical trial expenses, and a $458,000 increase in employee and travel related costs associated with the increased headcount needed to support the increased clinical trial activities as well as other R&D activities.

     Research and development expenses were $23.4 million and $17.7 million for the nine months ended September 30, 2003 and 2002, respectively. The increase is due primarily to increased clinical trial costs of $6.3 million, an increase in employee related costs of $1.3 million associated with the increased headcount needed to support the increased clinical trial activities as well as other R&D activities, and an increase of $569,000 in consulting and outside services. These increases were partially offset by a $1.7 million decrease in contract manufacturing expenses incurred to manufacture clinical trial product used in clinical trials during 2002 and 2003, as well as decreases due to the timing of various process and product development activities, the one-time reversal of a previously recorded liability of $575,000 for clinical trial materials which we have concluded is not owed.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $10.2 million for the three months ended September 30, 2003 and $32.1 million for the nine months ended September 30, 2003, compared to $8.5 million and $28.8 million for the comparable periods in 2002. For the three months ended September 30, 2003 the overall increase was primarily related to a $799,000 increase in employee-related costs due to increased headcount and an increase in consulting and outside services expenses of $669,000, compared with the same period in 2002.

     For the nine months ended September 30, 2003 the overall increase compared with the same period in 2002 was primarily related to an increase of $1.4 million in employee-related costs due to increased headcount, and an increase of $1.3 million in consulting and outside service expenses.

Interest and other income (expense), net

     Interest income was $330,000 for the three months ended September 30, 2003 and $624,000 for the nine months ended September 30, 2003, compared to $165,000 and $661,000 for the three and nine months ended September 30, 2002. The increase in interest income during the three months ended September 30, 2003 compared to the same period in 2002 was the result of higher cash and investment balances in connection with the money we raised by issuing $90 million of convertible senior notes in May 2003, partially offset by lower market interest rates on investments.

     Interest expense was $699,000 for the three months ended September 30, 2003 and $930,000 for the nine months ended September 30, 2003, compared to $3,000 and $9,000 for the three and nine months ended September 30, 2002. The increase in interest expense during the first nine months of 2003 compared to the same period in 2002 was directly related to the interest expense associated with the convertible senior notes issued in the second quarter of 2003.

Income Taxes

     We recognized an income tax expense of $13,000 for the three months ended September 30, 2003 and $1.3 million for the nine months ended September 30, 2003, related to the foreign tax provision recorded by Connetics Australia. We recognized income tax expense of $128,000 for the three months ended September 30, 2002 and of $65,000 for the nine months ended September 30, 2002. The net income tax expense for the nine months ended September 30, 2002 reflects a foreign tax provision recorded by Connetics Australia of $605,000 reduced by a U.S. tax benefit of $540,000. The U.S. tax benefit arose principally because of the provisions of the U.S. Job Creation and Worker Assistance Act of 2002 enacted on March 9, 2002, which allows taxpayers to carry back net operating losses generated in 2001 and 2002 to offset alternative minimum tax paid in the last five years.

Liquidity and Capital Resources

     Sources and Use of Cash. We have financed our operations to date primarily through proceeds from equity and debt financings, collaborative arrangements with corporate partners, bank loans, and product revenues. At September 30, 2003, cash, cash equivalents and short and long-term investments totaled $109.0 million compared to $33.1 million at December 31, 2002. Our cash balances are held in a variety of interest-bearing instruments including high-grade corporate bonds, commercial paper, U.S. Government agencies papers, and money market accounts.

     Cash used in operating activities. Cash used in operations for the nine months ended September 30, 2003 was $12.7 million compared to $16.2 million for the nine months ended September 30, 2002. Net loss of $5.6 million for the nine months ended September 30, 2003 was affected by non-cash charges of $1.9 million of depreciation and amortization expense and $2.4 million of increased reserves related to product returns, chargebacks, rebates and coupon programs. Cash usage was primarily affected by an increase in accounts receivable of approximately of $3.3 million related to the timing of sales and collection of outstanding amounts, an increase in other assets of $2.5 million primarily related to various prepaid activities, and a decrease in accounts payable and other accrued and current liabilities of $4.9 million primarily related to the timing of payments and activities related to product development and other business activity.

     Net loss of $11.0 million for the nine months ending September 30, 2002 was affected by non-cash charges of $1.5 million of depreciation and amortization expense and $832,000 of increased reserves related to returns, chargebacks, rebates and coupon programs, and a $2.1 million gain on the sale of investments. Cash usage related primarily to an increase in accounts receivable of $4.0 million relating to the timing of sales and collection of outstanding amounts, an increase of $941,000 in various prepaid activities, and an increase in accounts payable and other accrued and current liabilities of $329,000 related to increased business and development activities.

     Cash flows provided by (used in) investing activities. Cash flows used in investing activities was $35.8 million for the nine months ended September 30, 2003, compared to cash flows provided by investing activities of $12.2 million for the nine months ended September 30, 2002. The increase in cash used in investing activities is primarily the result of an increase in purchasing activity of both short and long-term investments of $69.8 million following the convertible debt financing, partially offset by a net increase of $19.4 million in sales activity of short-term investments. We had only moderate increases in operating expenses in the nine month period ended September 30, 2003 compared to the same period in 2002, but our property and equipment expenditures decreased by $2.7 million for the nine-month period ended September 30, 2003 compared to the same period last year. The decrease is primarily the result of expenditures in 2002 that were not repeated in 2003, including $2.1 million related to the DPT facility build-out which occurred in 2002, $307,000 related to leasehold improvements and other costs in connection with moving our offices to 3290 West Bayshore in 2002, and higher regular business equipment and property purchases in the first nine months of 2002 compared to the same period in 2003.

     Cash flows from financing activities. Financing activities provided $89.7 million for the nine months ended September 30, 2003 and $5.3 million for the nine months ended September 30, 2002. This increase is primarily due to the $86.4 million of net proceeds from the issuance of convertible senior notes in the second quarter of 2003. The increase due to the financing was partially offset by the decrease of $1.1 million in restricted cash activity in 2003 compared to the same time frame in 2002. During the first nine months of 2002, $1.4 million of previously restricted certificates of deposits related to our controlled disbursements account, security deposit on facility, and collateral on certain officers’ personal bank loans were released. For the same period in 2003, $312,000 of a previously restricted certificate of deposit related to a security deposit on our facility was released. We recognized $3.0 million in net proceeds from the issuance of common stock under stock option plans, the employee stock purchase plan, and warrant exercises in the first nine months of 2003 and $3.9 million for the same period in 2002.

     Working Capital. Working capital increased by $73.7 million to $98.9 million at September 30, 2003 from $25.2 million at December 31, 2002, primarily due to the convertible debt financing which we completed in the second quarter of 2003.

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

     Restricted Cash and Cash Equivalents. In the nine months ended September 30, 2003, $312,000 was released from previously restricted certificates of deposit related to security for our facilities rent. As of September 30, 2003, $411,000 of our total cash and cash equivalents balance was restricted cash, held in various certificates of deposit, for specific purposes.

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

•	changes in the levels we spend to develop new product lines,

•	changes in the amounts we spend to promote our products,

•	changes in treatment practices of physicians that currently prescribe our products,

•	changes in reimbursement policies of health plans and other similar health insurers, including changes that affect newly developed or newly acquired products,

•	forward-buying patterns by wholesalers that may result in significant quarterly swings in revenue reporting,

•	increases in the cost of raw materials used to manufacture our products,

•	the development of new competitive products by others,

•	the mix of products that we sell during any time period,

•	our responses to price competition, and

•	fluctuations in royalties paid by third parties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the reported market risks or foreign currency exchange risks from those reported under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our annual report on Form 10-K/A for the year ended December 31, 2002.

Item 4. Controls and Procedures

     Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of Connetics’ disclosure controls and procedures. This evaluation was performed as of September 30, 2003. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on their evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports. In addition, our CEO and CFO concluded that during the quarter ended September 30, 2003, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(b)	Reports on Form 8-K. We filed or furnished the following Current Reports on Form 8-K during the quarter ended September 30, 2003. The information furnished under Item 9, Regulation FD Disclosure and Item 12, Results of Operations and Financial Condition is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

(i)	Current Report on Form 8-K dated June 30, 2003, filed with the Securities and Exchange Commission on July 1, 2003, under Item 5, Other Events, and Item 7, Financial Statements & Exhibits.

(ii)	Current Report on Form 8-K dated July 2, 2003, filed with the Securities and Exchange Commission on July 9, 2003, under Item 5, Other Events, and Item 7, Financial Statements & Exhibits.

(iii)	Current Report on Form 8-K dated July 15, 2003, filed with the Securities and Exchange Commission on July 24, 2003, under Item 2, Acquisition or Disposition of Assets, and Item 7, Financial Statements & Exhibits.

(iv)	Current Report on Form 8-K dated July 28, 2003, furnished to the Securities and Exchange Commission on July 28, 2003, under Item 9, Regulation FD Disclosure, and Item 12, Results of Operations and Financial Condition.

(v)	Current Report on Form 8-K dated August 18, 2003, filed with the Securities and Exchange Commission on August 19, 2003, under Item 5, Other Events.

(vi)	Current Report on Form 8-K dated September 26, 2003, filed with the Securities and Exchange Commission on September 29, 2003, under Item 5, Other Events, and Item 7, Financial Statements & Exhibits.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Connetics Corporation

By:	/s/ John L. Higgins

John L. Higgins Exec. Vice President, Finance and Corporate Development and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer of the Registrant)

Date: November 14, 2003

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350