Form 10-K/A
period 2002-12-31
CONNETICS CORP
filed 2003-12-02
CIK 1004960

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
RELAXIN DEVELOPMENT PROGRAM
ENVIRONMENTAL REGULATION
EMPLOYEES
FACTORS AFFECTING OUR BUSINESS AND PROSPECTS
AVAILABLE INFORMATION
EXECUTIVE OFFICERS OF THE COMPANY
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
CRITICAL ACCOUNTING POLICIES
RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
RECENT ACCOUNTING PRONOUNCEMENTS
OUR BUSINESS STRATEGY MAY CAUSE FLUCTUATING OPERATING RESULTS
SIGNATURES
Index to Exhibits
EXHIBIT 10.51
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Explanatory Note

           We are filing this Amendment No. 2 (“Amendment No. 2”) to our Annual Report on Form 10-K/A for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on April 1, 2003 (the “Original Form 10-K/A”), to reflect certain revisions in Item 1 of Part I, Item 7 of Part II and to add Exhibit 10.51. This Amendment No. 2 speaks as of the date of the Original Form 10-K/A, except for the certifications, which speak as of their respective dates and the filing date of this Amendment No. 2. This Amendment No. 2 does not reflect events occurring after the filing of the Original Form 10-K/A, nor does it modify or update the disclosure in the Original Form 10-K/A except as specifically set forth herein.

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

      Connetics is a specialty pharmaceutical company focusing exclusively on the treatment of dermatological conditions. We currently market two pharmaceutical products, OLUX® Foam (clobetasol propionate), 0.05%, and Luxíq® Foam (betamethasone valerate), 0.12%. Our commercial business is focused on the dermatology marketplace, which is characterized by a large patient population that is served by a relatively small number of treating physicians. Our two dermatology products have clinically proven therapeutic advantages for the treatment of dermatoses in a novel formulation, and we are providing quality customer service to dermatologists through our experienced sales and marketing professionals. Except for 2000, we have lost money every year since inception. During each of the last five years, our operating cash flows were insufficient to cover our fixed charges.

      We established the Connetics Center for Skin Biology in 2001 with a goal of connecting the scientific understanding of skin disease with better treatment options. The Center was created to bring together dermatologists and pharmacologists from across the country to interact with our researchers to explore how topical drugs interact with and penetrate the skin. The purpose of the Center is to learn how to optimize drug penetration, distribution, and efficiency at the targeted treatment site on the skin, and to assess novel formulations and new delivery technologies. The Center will assist in the continued development of innovative topical dermatology products through rigorous scientific evaluation of products and product candidates. We believe this novel approach to drug development will enable us to bring even more effective and novel treatments to our product platform and the dermatology market. We did not incur any costs in establishing the Center, which consists of employees of Connetics.

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

ROYALTY-BEARING PRODUCTS AND LICENSED TECHNOLOGY

      Foam Technology. In December 2001, we entered into an agreement granting Pharmacia Corporation exclusive global rights, excluding Japan, to our proprietary foam drug delivery technology for use with Pharmacia’s Rogaine® hair loss treatment. The license with Pharmacia will expand the reach of the foam vehicle to the non-prescription (over-the-counter) pharmaceutical market. Under the agreement, Pharmacia paid us an initial licensing fee, and agreed to pay us when it achieves specified milestones, plus a royalty on product sales. We have recognized $1.0 million under the agreement, which includes license fees and milestone payments, through December 31, 2002. Pharmacia will be responsible for most product development activities and costs. Unless terminated earlier, the agreement with Pharmacia will terminate on the first date on which all of Pharmacia’s obligations to pay royalties has expired or been terminated. In general, in each country (excluding Japan) where the manufacture, importation, distribution, marketing, sale or use of the product would infringe any of our issued patents covered by the agreement, Pharmacia’s obligation to pay patent royalties with respect to that country will expire automatically on the expiration or revocation of the last of our patents to expire (or to be revoked) in that country. No patents have yet been issued covering this technology.

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

      We have licensed to Mipharm commercial rights for Italy to OLUX, and we will receive milestone payments and royalties on future product sales. We had received $50,000 under the agreement through December 31, 2002. Based on the minimum royalty provisions in the agreement, and assuming the agreement stays in force through 2021, the aggregate potential minimum royalties under the contract are $975,000. Unless terminated earlier, the agreement with Mipharm will terminate on the later of September 2021 and the last expiration date of the patents covering the aerosol mousse technology, which is currently 2015. In April 2002, Mipharm began the process to obtain marketing authorization in Europe, by filing a Marketing Authorization Application with the Medicines Control Agency in the United Kingdom. Under the Mutual Recognition process in Europe, after the MCA approves the MAA, we will be able to submit the MAA to all other European Union concerned member states for approval to sell OLUX. We retained marketing and manufacturing rights for the rest of Europe and are seeking commercial partners outside of Mipharm’s territory.

      Aerosol Spray. Connetics Australia has licensed to S.C. Johnson & Son, Inc. the rights to a super-concentrated aerosol spray that is marketed in the U.S. and internationally. We receive royalties on sales of the product. In 2002, on a consolidated basis, we received $2.4 million in royalties in connection with this agreement. Unless terminated earlier, the agreement terminates on the last expiration date of the patents covered by the agreement. The expiration date of the last patent to expire is currently 2013.

      Liquipatch. We have agreements with several companies to develop Liquipatch™ for various indications. In June 2001, we entered into a global licensing agreement with Novartis Consumer Health SA for the Liquipatch drug-delivery system for use in topical antifungal applications. The agreement followed successful pilot development work and gives Novartis the exclusive, worldwide right to use the Liquipatch technology in the topical antifungal field. In March 2002, Novartis paid $580,000 to exercise its then-existing option to expand the license agreement. Novartis has paid an aggregate of $641,000 under the contract as of December 31, 2002. The total potential licensing and milestone fees range from $75,000 to $375,000 for the life of the contract. Unless terminated earlier, the agreement may be terminated by either party after the expiration of one or more claims within a patent covered by the agreement with respect to the relevant country (which claim has not been declared to be invalid or unenforceable by a court of competent jurisdiction) or after eight years anniversary of the first market introduction of the product in countries without such a claim. The expiration date of the last patent to expire is currently 2017. Novartis will be responsible for all development costs, and will be obligated to pay license fees, milestone payments and royalties on future product sales. We have development agreements with other companies to develop Liquipatch for specific indications.

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

      We own or are exclusively licensed under pending applications and/or issued patents worldwide relating to OLUX and Luxíq, recombinant human relaxin, and other products in the earlier stages of research. Of the 16 U.S. or worldwide patents relating to our technologies, two relate to Banlice, twelve relate to Hexifoam, one relates to ketoconazole foam, and one relates to Liquipatch. Of the 23 patents related to the technologies developed by Connetics Australia, five relate to an aerosol technology which we have licensed to a third party, one relates to acne treatment and 17 relate to ectoparasiticidal, which has veterinary applications. The patents discussed above expire between 2003 and 2018.

      The delivery technology that is the basis for OLUX and Luxíq is covered by a U.S. patent on methods of treating various skin diseases using a foam pharmaceutical composition comprising a corticosteroid active substance, a propellant and a buffering agent. That patent will expire in 2015. The Liquipatch technology is covered by one U.S. patent, which will expire in 2016.

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

Risks Related To Our Business

     Our operating results may fluctuate. This fluctuation could cause financial results to be below expectations and the market price of our securities to decline.

     Our operating results may fluctuate from period to period for a number of reasons, some of which are beyond our control. Even a relatively small revenue shortfall may cause a period’s results to be below our expectations or projections, which in turn may cause the market price of our securities to drop significantly and the value of your investment to decline in value.

If we do not obtain the capital necessary to fund our operations, we will be unable to develop or market our products.

      Product revenue from sales of our marketed products does not currently cover the full cost of developing products in our pipeline. We currently believe that our available cash resources will be sufficient to fund our operating and working capital requirements for at least the next 12 months. If in the future our product revenue does not continue to grow or we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development of our other products. Accordingly, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. Any additional equity financing may be dilutive to our stockholders and debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to certain business matters.

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

      Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive materials. We are subject to laws and regulations governing the use, storage, handling and disposal of these materials and certain waste products. In the event of accidental contamination or injury from these materials, we could be liable for any damages that result and any liability could exceed our resources. We may also be required to incur significant costs to comply with environmental laws and regulations as our research activities increase. Although we maintain general liability insurance in the amount of $12 million aggregate and workers compensation coverage in the amount of $1 million per incident, our insurance may not provide adequate coverage against potential claims or losses related to our use of hazardous materials, and we cannot be certain that our current coverage will continue to be available on reasonable terms, if at all.

Risks Related To Our Products

Future manufacturing difficulties could delay future revenues from product sales of OLUX and Luxíq.

      Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies, including unannounced inspections, and must be licensed before they can be used in commercial manufacturing of our products. If DPT, AccraPac or Miza cannot provide us with our product requirements in a timely and cost-effective manner, or if the product they are able to supply cannot meet commercial requirements for shelf life, our sales of marketed products could be reduced and we could suffer delays in the progress of clinical trials for products under development. The active ingredient for our product OLUX is currently supplied by a single source, although we are in the process of qualifying an additional source. In addition, any commercial dispute with any of our suppliers could result in delays in the manufacture of product, and affect our ability to commercialize our products. We cannot be certain that manufacturing sources will continue to be available or that we can continue to out-source the manufacturing of our products on reasonable or acceptable terms. Any loss of a manufacturer or any difficulties that could arise in the manufacturing process could significantly affect our inventories and supply of products available for sale. If we are unable to supply sufficient amounts of our products on a timely basis, our market share could decrease and, correspondingly, our profitability could decrease.

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

If our supply of finished products is interrupted, our ability to maintain our inventory levels could suffer and future revenues may be delayed.

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

We may spend a significant amount of money to obtain FDA and other regulatory approvals, which may never be granted. Failure to obtain such regulatory approvals could adversely affect our prospects for future revenue growth.

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

We rely on third parties to conduct clinical trials for our products, and those third parties may not perform satisfactorily. Failure of those third parties to perform satisfactorily may significantly delay commercialization of our products, increase expenditures and negatively affect our prospects for future revenue growth.

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

      We re-evaluate our research and development efforts regularly to assess whether our efforts to develop a particular product or technology are progressing at a rate that justifies our continued expenditures. On the basis of these re-evaluations, we have abandoned in the past, and may abandon in the future, our efforts on a particular product or technology. Products we are researching or developing may never be successfully released to the market and, regardless of whether they are ever released to the market, the expense of such processes will have already been incurred.

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

We rely on the services of a single company to distribute our products to our customers. A delay or interruption in the distribution of our products could negatively impact our business.

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

Risks Related To Our Industry

We face intense competition, which may limit our commercial opportunities and our ability to generate revenues.

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

      Luxíq and OLUX compete with generic pharmaceuticals, which claim to offer equivalent benefit at a lower cost. In some cases, insurers and other health care payment organizations encourage the use of these less expensive generic brands through their prescription benefits coverage and reimbursement policies. These organizations may make the generic alternative more attractive to the patient by providing different amounts of reimbursement so that the net cost of the generic product to the patient is less than the net cost of our prescription brand product. Aggressive pricing policies by our generic product competitors and the prescription benefits policies of insurers could cause us to lose market share or force us to reduce our margins in response.

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

      Our industry faces an inherent risk of product liability claims from allegations that our products resulted in adverse effects to the patient or others. These risks exist even with respect to those products that are approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA. Although we maintain product liability insurance in the amount of $14 million aggregate, our insurance may not provide adequate coverage against potential product liability claims or losses. We also cannot be certain that our current coverage will continue to be available in the future on reasonable terms, if at all. Even if we are ultimately successful in product liability litigation, the litigation would consume substantial amounts of our financial and managerial resources, and might create adverse publicity, all of which would impair our ability to generate sales. If we were found liable for any product liability claims in excess of our coverage or outside of our coverage, the cost and expense of such liability could severely damage our business, financial condition and profitability.

Risks Related To Our Stock

Our stock price is volatile and the value of your investment in our stock could decline in value.

      The market prices for securities of specialty pharmaceutical companies like Connetics have been and are likely to continue to be highly volatile. As a result, investors in these companies often buy at very high prices only to see the price drop substantially a short time later, resulting in an extreme drop in value in the stock holdings of these investors. Such volatility could result in securities class action litigation. Any litigation would likely result in substantial costs, and divert our management’s attention and resources. The following table sets forth the high and low closing sale prices of our common stock on the Nasdaq National Market for 2001 and 2002:

Period	High	Low

2002	$14.55	$7.92
2001	$13.95	$4.06

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

     Our product revenues were $47.6 million in 2002 compared to $30.9 million in 2001 and $20.1 million in 2000. We recognize product revenue net of allowances for estimated returns, rebates and chargebacks. Total net product revenues increased 54% in 2002 compared to 2001. The increase in net product revenue in 2002 was due to continued sales growth of OLUX and Luxíq, partially offset by increases in our revenue allowances and a decrease in Ridaura revenue after the sale of that product to Prometheus in April 2001. Combined net revenues of OLUX and Luxíq increased 64% in 2002 compared to 2001. Combined increased sales volumes for OLUX and Luxíq accounted for a 50% increase in the net sales of those products in 2002 compared to 2001. Higher sales prices accounted for the remainder of the increases in net sales of those products in 2002 compared to 2001.

     Total net product revenues increased 54% in 2001 compared to 2000. The increase in net product revenue in 2001 was due to continued sales growth of OLUX and Luxíq, partially offset by a decrease in Ridaura revenue after the sale of that product to Prometheus in April 2001 and a decrease in Actimmune revenue after the sale of our remaining Actimmune product rights to InterMune, effective April 1, 2000. Combined net revenues of OLUX and Luxíq increased 137% in 2001 compared to 2000. Combined increased sales volumes for OLUX and Luxíq accounted for a 96% increase in the net sales of those products in 2001 compared to 2000, in part due to our first full year of sales of OLUX, which we launched in November 2000. Higher sales prices accounted for the remainder of the increases in net sales of those products in 2001 compared to 2000. When we acquired Connetics Australia in April 2001, we began to recognize product revenue on some over-the-counter products they sell and royalty revenue in association with royalty bearing contracts to which Connetics Australia is a party.

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

Cost of Product Revenues

      Our cost of product revenues includes the third party costs of manufacturing OLUX, Luxíq, Ridaura (until April 2001), and Actimmune (until April 2000), royalty payments based on a percentage of our product revenues and product freight and distribution costs from SPS, the third party that handles all of our product distribution activities. We recorded cost of product revenues of $4.2 million in 2002 compared to $3.1 million in 2001 and $3.9 million in 2000. The increase in total cost of product revenues in 2002 was the result of an increase in sales volumes. On a percentage basis, cost of product revenues decreased to 8.8% in 2002 from 10.1% in 2001. When we acquired Connetics Australia, we began to eliminate all intercompany transactions in consolidation, which included our royalty expense and Connetics Australia’s related royalty income. The decrease in cost of product revenues from 2001 to 2002 on a percentage basis was primarily due to the elimination of intercompany royalties of $1.7 million, partially offset by an average increase in the cost per unit of our products of approximately 6%. The decrease in cost of product revenues from 2000 to 2001 was primarily due to the elimination of intercompany royalties of $1.6 million, as well as a change in product mix as a result of discontinuing sales of Ridaura, which had higher manufacturing costs than our other products. We sold the rights to Ridaura to Prometheus in April 2001. We anticipate a slight increase in the cost of product revenues in 2003, on a per unit basis as we shift the production of our products to domestic suppliers.

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

Chief Financial Officer
Executive Vice President, Finance
and Corporate Development

Date: December 2, 2003

Connetics Corporation

Index to Exhibits
[Item 15(c)]

Exhibit
Number		Description

3	.1*	Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)
3	.2*	Amendment to the Company’s Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on May 15, 1997 (previously filed as an exhibit to the Company’s Current Report on Form 8-K dated May 23, 1997)
3	.3*	Certificate of Designation of Rights, Preferences and Privileges of Series B Participating Preferred Stock, as filed with the Delaware Secretary of State on May 15, 1997. Reference is made to Exhibit 4.2.
3	.4*	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s Form 8-A/ A filed November 28, 2001)
3	.5*	Certificate of Elimination of Rights, Preferences and Privileges of Connetics Corporation, as filed with the Delaware Secretary of State on December 11, 2001 (previously filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K/ A for the year ended December 31, 2001)
4	.1*	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
4	.2*	Amended and Restated Preferred Shares Rights Agreement, dated as of November 21, 2001, between the Company and EquiServe Trust Company, N.A., including the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A and B, respectively (previously filed as Exhibit 4.1 to the Company’s Form 8-A/ A filed November 28, 2001)
Management and Consulting Agreements
10	.1*	Form of Indemnification Agreement with the Company’s directors and officers (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)
10	.2*(M)	Employment Agreement dated June 9, 1994 between Connetics and Thomas Wiggans (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)
10	.3*(M)	Letter Agreement with G. Kirk Raab dated October 1, 1995 (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)
10	.4*(M)	Form of Notice of Stock Option Grant to G. Kirk Raab dated January 28, 1997 (previously filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K/ A for the year ended December 31, 2001)
10	.5*(M)	Form of Notice of Stock Option Grant to G. Kirk Raab dated July 30, 1997 (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K/ A for the year ended December 31, 2001)
10	.6*(M)	Letter of Employment dated July 1, 1998 from Connetics to Robert G. Lederer (previously filed as Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
10	.7*(M)	Restricted Common Stock Purchase Agreement dated November 5, 1998 between the Company and Kirk Raab (previously filed as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

Index to Exhibits

Exhibit
Number		Description

10	.8*(M)	Restricted Common Stock Purchase Agreement dated March 9, 1999 between the Company and Kirk Raab (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1999)
10	.9*(M)	Restricted Common Stock Purchase Agreement dated March 9, 1999 between the Company and Thomas G. Wiggans (previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1999)
10	.10*(M)	Consulting Agreement effective April 1, 2000 between the Company and Leon Panetta (previously filed as Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)
10	.11*(M)	Form of Change in Control Agreement between the Company and key employees of the Company (previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K/ A for the year ended December 31, 2001)
10	.12*(M)	Consulting Agreement dated January 1, 2002, as amended effective January 1, 2003, between Connetics and Eugene Bauer, M.D. (previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
Stock Plans and Equity Agreements
10	.13*(M)	1994 Stock Plan (as amended through May 1999) and form of Option Agreement (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement No. 333-85155)
10	.14*(M)	1995 Employee Stock Purchase Plan (as amended through December 2002), and form of Subscription Agreement (previously filed as Exhibit 99.1 to the Company’s Form S-8 Registration Statement No. 333-102619)
10	.15*(M)	1995 Directors’ Stock Option Plan (as amended through May 1999), and form of Option Agreement (previously filed as Exhibit 4.2 to the Company’s Form S-8 Registration Statement No. 333-85155)
10	.16*	Structured Equity Line Flexible Financing Agreement dated January 2, 1997 between Connetics and Kepler Capital LLC (previously filed as Exhibit 10.1 to the Company’s Form S-3 Registration Statement No. 333-45002 as filed on November 7, 2000)
10	.17*	Registration Rights Agreement dated January 2, 1997 between Connetics and Kepler Capital LLC (previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996)
10	.18*(M)	1998 Supplemental Stock Plan (previously filed as Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
10	.19*	Common Stock Purchase Agreement dated July 7, 1999 between Connetics and Paladin Labs Inc. (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)
10	.20*	Registration Rights Agreement dated July 7, 1999 between Connetics and Paladin Labs Inc. (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)
10	.21*	Stock Plan (2000) and form of Option Agreement (previously filed as Exhibit 4.4 to the Company’s Form S-8 Registration Statement No. 333-85155)
10	.22*	International Stock Incentive Plan (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement No. 333-61558)
10	.23*	2000 Non-Officer Employee Stock Plan (previously filed as Exhibit 4.3 to the Company’s Form S-8 Registration Statement No. 333-46562)

Index to Exhibits

Exhibit
Number		Description

10	.24*	2002 Non-Officer Employee Stock Plan (previously filed as Exhibit 4.4 to the Company’s Form S-8 Registration Statement No. 333-82468)
License Agreements
10	.25*†	License Agreement dated September 27, 1993, between Genentech, Inc. and Connetics, Amendment dated July 14, 1994, and side letter agreement dated November 17, 1994 (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)
10	.26*†	Agreement on Relaxin Rights in Asia dated April 1, 1996 between the Company and Mitsubishi Chemical Corporation (previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)
10	.27*†	Soltec License Agreement dated June 14, 1996(previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)
10	.28*†	License Agreement dated January 1, 1998 between Connetics and Soltec Research Pty Limited (previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)
10	.29*†	Agreement on Relaxin dated January 19, 1998 by and between Connetics and Howard Florey Institute of Experimental Physiology and Medicine (previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)
10	.30*†	License Agreement dated as of May 5, 1998 between Connetics and Genentech, Inc. (previously filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended June 30, 1998)
10	.31*	Amendment No. One to License Agreement, effective December 28, 1998, between Connetics and Genentech (previously filed as Exhibit 10.63 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
10	.32*	Amendment No. Two to License Agreement, effective as of January 15, 1999, between the Company and Genentech, Inc. (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1999)
10	.33*†	Amendment No. Three to License Agreement, effective as of April 27, 1999, between the Company and Genentech, Inc. (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1999)
10	.34*†	Relaxin Development, Commercialization and License Agreement dated July 7, 1999 between the Company and Paladin Labs Inc. (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)
10	.35*†	License Agreement (Ketoconazole) dated July 14, 1999 between the Company and Soltec Research Pty Ltd. (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)
Real Property
10	.36*	Lease between Connetics and Renault & Handley Employee’s Investment Co., dated June 28, 1999 (previously filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K/ A for the year ended December 31, 2001)
10	.37*	Industrial Building Lease dated November 20, 1998, by and between Connetics and West Bayshore Associates, a general partnership, et al. (previously filed as Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)
10	.38*	Industrial Building Lease dated December 16, 1999, between Connetics and West Bayshore Associates (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

Index to Exhibits

Exhibit
Number		Description

10	.39*	Assignment and Assumption of Lease between Connetics and Respond.com, dated August 21, 2001 (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10	.40*	Agreement dated August 21, 2001, between Connetics and Respond.com (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10	.41*	Sublease Agreements dated August 21, 2001, between Connetics and Respond.com, with respect to 3290 and 3294 West Bayshore Road, Palo Alto, California (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
10	.42*	Sublease agreement between Connetics (sublessor) and Tolerian, Inc., dated June 20, 2002 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report for the quarter ended June 30, 2002)
Other Agreements
10	.43*†	Agreement dated December 9, 1999 between the Company and Soltec Research Pty Ltd. (previously filed as Exhibit 10.75 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)
10	.44*†	Share Sale Agreement dated March 21, 2001 among the Company, F. H. Faulding & Co. Ltd., Faulding Healthcare, and Connetics Australia Pty Ltd. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 20, 2001 and filed with the Commission on April 2, 2001)
10	.45*†	Asset Purchase Agreement dated as of April 9, 2001, by and between Connetics and Prometheus Laboratories, Inc. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 30, 2001 and filed with the Commission on May 11, 2001)
10	.46*†	Settlement and Release Agreement effective as of December 13, 2001 between Connetics and Boehringer Ingelheim Austria GmbH (previously filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K/ A for the year ended December 31, 2001)
10	.47*†	Facilities Contribution Agreement between Connetics and DPT Laboratories, Ltd., with retroactive effect to November 1, 2001 (previously filed as Exhibit 10.55 to the Company’s Annual Report on Form 10-K/ A (Amendment No. 2) for the year ended December 31, 2001)
10	.48*†	Manufacturing and Supply Agreement between Connetics and DPT Laboratories, Ltd., dated March 12, 2002 (previously filed as Exhibit 10.56 to the Company’s Annual Report on Form 10-K/ A (Amendment No. 2) for the year ended December 31, 2001)
10	.49*†	License and Development Agreement between Connetics and Pharmacia & Upjohn Company, dated December 21, 2001 (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K/ A-2 dated December 21, 2001, filed with the SEC on July 12, 2002)
10	.50*†	License and Development Agreement between Connetics and Yamanouchi Europe B.V., dated May 14, 2002 (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.51		Distribution Agreement between Connetics and CORD Logistics, Inc., dated January 1, 2001, as amended September 1, 2001, September 3, 2003, and September 24, 2003
	21*	Subsidiaries of the Company (previously filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
2	3.1*	Consent of Ernst & Young LLP, Independent Auditors (previously filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002)

Index to Exhibits

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

Key to Footnotes:

The Commission file number for our Exchange Act filings referenced above is 0-27406.

*	Incorporated by this reference to the previous filing, as indicated.

(M)	This item is a management compensatory plan or arrangement required to be listed as an exhibit to this Report pursuant to Item 601(b)(10)(iii) of Regulation S-K.

(C)	We have omitted certain portions of this Exhibit and have requested confidential treatment of such portions from the SEC.

†	We have requested and the SEC has granted confidential treatment for certain portions of this Exhibit.

Index to Exhibits