Form 10-Q/A
period 2003-03-31
CONNETICS CORP
filed 2003-12-02
CIK 1004960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
SIGNATURE
INDEX TO EXHIBITS
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

          We are filing this Amendment No. 1 (“Amendment No. 1”) to our quarterly report on Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on May 14, 2003 (the “Original Form 10-Q”), to reflect certain revisions in Item 2 of Part I and to re-file Exhibit 10.1. This Amendment No. 1 speaks as of the date of the Original Form 10-Q, except for the certifications, which speak as of their respective dates and the filing date of this Amendment No. 1. This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-Q, nor does it modify or update the disclosure in the Original Form 10-Q except as specifically set forth herein.

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

          Our product revenues were $14.3 million for the three months ended March 31, 2003, compared to $10.1 million for the three months ended March 31, 2002. Total net product sales increased 42% in the first quarter of 2003 as compared to the same period in the prior year. Increased sales volumes accounted for a 25% increase in the net product sales in the first quarter of 2003 compared to the same period in 2002. Higher sales prices for our dermatology products accounted for the remainder of the increase in net product sales in the three months ended March 31, 2003 compared to the same period in 2002.

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

John L. Higgins Exec. Vice President, Finance and Corporate Development and Chief Financial Officer

Date: December 2, 2003

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1*	Amended and Restated Manufacturing and Supply Agreement dated April 24, 2003 between Connetics and AccraPac Group, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	We have omitted certain portions of this Exhibit and have requested confidential treatment of such portions from the SEC.