Form 10-Q/A
period 2003-06-30
CONNETICS CORP
filed 2003-12-02
CIK 1004960

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
INDEX TO EXHIBITS
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Explanatory Note

     We are filing this Amendment No. 1 (“Amendment No. 1”) to our quarterly report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on August 14, 2003 (the “Original Form 10-Q”), to reflect certain revisions in Item 2 of Part I. This Amendment No. 1 speaks as of the date of the Original Form 10-Q, except for the certifications, which speak as of their respective dates and the filing date of this Amendment No. 1. This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-Q, nor does it modify or update the disclosure in the Original Form 10-Q except as specifically set forth herein.

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

     Our product revenues were $15.5 million for the three months ended June 30, 2003 and $29.8 million for the six months ended June 30, 2003, compared to $11.4 million and $21.6 million for the three and six months ended June 30, 2002. Total net product sales increased 36% in the second quarter and 38% in the first six months of 2003 as compared to the same periods in the prior year. Increased sales volumes accounted for a 26% increase in the net product sales in the second quarter of 2003 and a 25% increase in the net product sales in the six months ended June 30, 2003 compared to the same periods in 2002. Higher sales prices for our dermatology products accounted for the remainder of the increases in net product sales in the three and six months ended June 30, 2003 compared to the same periods in 2002.

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

John L. Higgins Exec. Vice President, Finance and Corporate Development and Chief Financial Officer

Date: December 2, 2003

INDEX TO EXHIBITS

Exhibit
Number	Description

4.1*	Indenture, dated as of May 28, 2003, between the Company and J.P. Morgan Trust Company, National Association, including therein the forms of the notes.

4.2*	Registration Rights Agreement, dated as of May 28, 2003, between the Company and Goldman, Sachs & Co., C.E. Unterberg, Towbin (a California Limited Partnership), CIBC World Markets Corp., Thomas Weisel Partners LLC and U.S. Bancorp Piper Jaffray Inc., as representatives.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

*	Previously filed with and incorporated by reference to the Registrant’s original Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, filed with the Securities and Exchange Commission on August 14, 2003.