Form 10-K
period 2003-12-31
CONNETICS CORP
filed 2004-03-15
CIK 1004960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

Commission File Number 0-27406

CONNETICS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3173928
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3290 West Bayshore Road
Palo Alto, California	94303
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (650) 843-2800
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share
Preferred Share Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☒   NO ☐

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $371,000,000 as of June 30, 2003, based upon the shares outstanding and the closing sale price on the Nasdaq National Market reported for that date. The calculation excludes shares of common stock held by each officer and director and by each person known by the registrant to beneficially own 5% or more of the outstanding common stock as of that date, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     There were 35,202,167 shares of registrant’s common stock issued and outstanding as of March 9, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Report, to the extent that it is not set forth in this Report, is incorporated by reference to the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 7, 2004.

Forward-Looking Statements

     Our disclosure and analysis in this Report, in other reports that we file with the Securities and Exchange Commission, in our press releases and in public statements of our officers contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors mentioned in this Report — for example, governmental regulation and competition in our industry — will be important in determining future results. No forward-looking statement can be guaranteed, and actual results may vary materially from those anticipated in any forward-looking statement.

     You can identify forward-looking statements by the fact that they do not relate strictly to historical or current events. They use words such as “anticipate,” “estimate,” “expect,” “will,” “may,” “intend,” “plan,” “believe” and similar expressions in connection with discussion of future operating or financial performance. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

     Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we may not achieve these plans, intentions or expectations. Forward-looking statements in this Report include, but are not limited to, those relating to the commercialization of our currently marketed products, the progress of our product development programs, developments with respect to clinical trials and the regulatory approval process, developments related to acquisitions, and developments relating to our sales and marketing capabilities. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Report. In particular, this Report sets forth important factors that could cause actual results to differ materially from our forward-looking statements. These factors are not intended to represent a complete list of the general or specific factors that may affect us. It should be recognized that other factors, including general economic factors and business strategies, and other factors not currently known to us, may be significant, now or in the future, and the factors set forth in this Report may affect us to a greater extent than indicated. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Report. Except as required by law, we do not undertake any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

THE COMPANY

     References in this Report to “Connetics,” “the Company,” “we,” “our” and “us” refer to Connetics Corporation, a Delaware corporation, and its consolidated subsidiaries. Unless the context specifically requires otherwise, “we” includes Connetics Australia Pty Ltd. Connetics was incorporated in Delaware in February 1993, and our principal executive offices are located at 3290 West Bayshore Road, Palo Alto, California 94303. Our telephone number is (650) 843-2800. Connetics®, Luxíq®, OLUX® and Extina® are registered trademarks, and VersaFoam™, Actiza™, Liquipatch™, and the seven interlocking “C’s” design are trademarks, of Connetics. Velac® is a registered trademark of Yamanouchi Europe B.V. Soriatane® is a registered trademark of Hoffmann-La Roche Inc., and was assigned to us effective March 4, 2004. All other trademarks or service marks appearing in this Report are the property of their respective companies. We disclaim any proprietary interest in the marks and names of others.

     Connetics is a specialty pharmaceutical company focusing exclusively on the treatment of dermatological conditions. We currently market two pharmaceutical products, OLUX® Foam (clobetasol propionate), 0.05%, and Luxíq® Foam (betamethasone valerate), 0.12%. On March 4, 2004, we acquired exclusive U.S. rights to Soriatane®-brand acitretin, as described below under “Recent Developments — Acquisition of U.S. Rights to Soriatane.” Our commercial business is focused on the dermatology marketplace, which is characterized by a large patient population that is served by a relatively small number of treating physicians. Our dermatology products have clinically proven therapeutic advantages for the treatment of dermatoses in a novel formulation, and we are providing quality customer service to dermatologists through our experienced sales and marketing professionals. Except for 2000, we have lost money every year since inception. During each of the last five years, our operating cash flows were insufficient to cover our fixed charges.

     Dermatological diseases often persist for an extended period of time and are treated with a variety of clinically proven drugs that are delivered in a variety of formulations, including solutions, creams, gels and ointments. These delivery systems often inadequately address a patient’s needs for efficacy, ease of use and cosmetic elegance, and the failure to address those needs may decrease patient compliance. We believe that VersaFoam™, the proprietary foam delivery system used in OLUX and Luxíq, has significant advantages over conventional therapies for dermatoses. The foam formulation liquefies when applied to the skin, and enables the active therapeutic agent to penetrate rapidly. When the foam is applied, it dries quickly, and does not leave any residue, stains or odor. We believe that the combination of the increased efficacy and the cosmetic elegance of the foam may actually improve patient compliance and satisfaction. In market research sponsored by Connetics, more than 80% of patients said that they preferred the foam to other topical delivery vehicles.

     Our products, OLUX and Luxíq, compete in the topical steroid market. According to NDC Health, in 2003, the value of the retail topical steroid market for mid-potency and high and super-high potency steroids was $854 million. Luxíq competes in the mid-potency steroid market and OLUX competes in the high- and super-high potency steroid market.

     We have two New Drug Applications, or NDAs, under review by the Food and Drug Administration, or FDA, and one product candidate in Phase III clinical trials. We submitted an NDA to the FDA for Actiza™ Foam for the treatment of acne in December 2003. Actiza is a formulation of 1% clindamycin in our proprietary foam delivery system. Following discussions with the FDA about whether a user fee was due, we submitted an NDA for Extina® Foam in January 2004. Extina, a potential new treatment for seborrheic dermatitis, is an investigational new drug formulation of 2% ketoconazole formulated using our proprietary platform foam delivery vehicle. We recently completed enrollment in two Phase III clinical trials for Velac® Gel, a combination of 1% clindamycin and 0.025% tretinoin for the treatment of acne, which is the first such combination in its class.

     We continue to develop and formulate new product candidates by leveraging the abilities of our wholly-owned subsidiary, Connetics Australia Pty Ltd., and the Connetics Center for Skin Biology. We own worldwide rights to a number of unique topical delivery systems, including several distinctive aerosol foams. We have leveraged our broad range of drug delivery technologies by entering into license agreements with many well-known pharmaceutical companies around the world. Those license agreements for marketed products bear royalties payable to us. The Center for Skin Biology, which is a segment of our product development group staffed by Connetics employees, was created in 2001 to explore ways to optimize drug penetration, distribution, and efficiency at the targeted treatment site on the skin, and to assess novel formulations and new delivery technologies. The Center assists in the continued development of innovative topical dermatology products through rigorous scientific evaluation of products and product candidates. The Center presents us with the opportunity to bring together dermatologists and pharmacologists from across the country to interact with our researchers to explore how topical drugs interact with and penetrate the skin. We believe this novel approach to drug development will enable us to bring even more effective and novel treatments to our product platform and the dermatology market. We did not incur any costs to establish the Center.

OUR STRATEGY

          Our principal business objective is to be a leading specialty pharmaceutical company focused on providing innovative treatments in the field of dermatologic disease. To achieve this objective, we intend to continue to pursue our commercial strategy of maximizing product sales by leveraging novel delivery technologies, accelerating the processes of getting products to market, and targeting specific market opportunities with unmet needs. We have described our development paradigm as a “4:2:1 model.” We strive in any given year to have four product candidates in product formulation, two product candidates in late-stage clinical trials, and one product or new indication launched commercially. We fuel our product pipeline by a combination of internally developing product candidates and in-licensing novel products that fit with our broader strategy. Key elements of our business and commercialization strategy include the following:

•	Maximizing Commercial Opportunities for OLUX and Luxíq. We have a focused sales force dedicated to establishing OLUX and Luxíq as the standard of care. Our commercial strategy is to call on those medical professionals in dermatology who are most likely to write prescriptions for our products. We are able to effectively reach approximately 99% of our target audience. Effective March 4, 2004, we also own exclusive U.S. rights to Soriatane-brand acitretin. We anticipate that we will begin promoting Soriatane to dermatologists in May 2004, after our sales force is fully trained on the new product.

•	Advancing the Development of Novel Dermatology Drugs. We plan to continue to leverage our investment in Connetics Australia and the Center for Skin Biology to enhance our ability to develop novel products and drug delivery technologies for the dermatology market. We concluded clinical trials in 2003 and subsequently submitted NDAs with the FDA for two new product candidates: Extina (ketoconazole 2%) Foam and Actiza (clindamycin 1%) Foam. We also completed enrollment of two clinical trials to support an NDA for a third product candidate, Velac (1% clindamycin, 0.025% tretinoin) Gel. We anticipate that, if results of the Velac trial are positive, we will be in a position to file an NDA for that product in the third quarter of 2004.

•	Broadening Our Product Portfolio Through Development, License or Acquisition. We believe that we can leverage our dermatology-dedicated product development and commercial activities by acquiring or licensing additional products for the dermatology market. We are evaluating the licensing or acquisition of additional product candidates. We may also acquire additional technologies or business that we believe will enhance our research and development capabilities. On March 4, 2004, we acquired exclusive U.S. rights to Soriatane-brand acitretin from Hoffmann-La Roche Inc., or Roche.

•	Selective Collaborations that Leverage Our Technology. As we expand certain aspects of our development pipeline and delivery technologies, we intend to partner with pharmaceutical or biotech companies to gain access to additional marketing expertise, such as over-the-counter or non-U.S. markets. Our approach to partnership will be on a selective basis, seeking to maintain the highest possible value of our product candidates. For instance, we have licensed our technologies to Novartis for Lamisil® and Pfizer for Rogaine®.

OUR PRODUCTS

OLUX Foam

     OLUX is a foam formulation of clobetasol propionate, one of the most widely prescribed super high-potency topical steroids. OLUX has been proven to deliver rapid and effective results for scalp and non-scalp psoriasis. In fact, according to Physician Global Assessments, significantly more patients were completely clear or almost clear after two weeks of treatment. Topical steroids are used to treat a range of dermatoses, for which approximately 24 million steroid prescriptions are written annually. In 2003, OLUX and Luxíq comprised 7.3% of the branded prescriptions in these combined topical steroid markets, corresponding to 17% of the retail annual branded sales for 2003. While the topical steroid market is highly fragmented, we believe that OLUX is the number one branded super-high potency topical steroid prescribed by U.S. dermatologists.

     We began selling OLUX in November 2000 for the short-term, topical treatment of inflammatory and pruritic manifestations of moderate to severe corticosteroid-responsive scalp dermatoses. In December 2002, the FDA approved our supplemental New Drug Application, or sNDA, to market OLUX for the treatment of mild to moderate non-scalp psoriasis.

     A study conducted at Stanford University School of Medicine compared the safety and effectiveness, patient satisfaction, quality of life, and cost-effectiveness of two clobetasol regimens in the treatment of psoriasis. In a single-blind design, 29 patients were randomized to receive either clobetasol foam on the skin and scalp or a combination of clobetasol cream on the skin and lotion on the scalp for 14 days. Severity of disease and quality of life were evaluated using several tools, including the Psoriasis Area Severity Index, or PASI, and the Dermatology Life Quality Index. The trial showed that the increased improvement in clinical severity, decreased application time, and increased perception of relative efficacy, combined with similar cost of treatment, suggest that OLUX is a better choice than cream and lotion for some patients. This study supports our belief that improved patient compliance with the foam will yield better treatment results than the same active ingredient in other formulations.

     Mipharm S.p.A., which holds a license to market OLUX in Italy, filed a Marketing Authorization Application, or MAA, in 2002 for OLUX with the Medicines and Healthcare Products Regulatory Agency, known as MHRA, in the United Kingdom. The MHRA granted marketing authorization for OLUX in June 2003. The approval grants the right to market and launch OLUX in the U.K. Following MHRA approval, updated MAAs were submitted to each of the EU Concerned Member States, using a process called the mutual recognition process, or MRP. The MRP was completed in December 2003 with all Concerned Member States granting approval for OLUX except France. National licenses are expected to be issued in the first half of 2004. We will receive milestone payments and royalties from Mipharm on future product sales in the Italian territory. We retain marketing and distribution rights for the rest of Europe and are seeking commercial partners outside the territory licensed to Mipharm. We have signed a letter of intent with a third party for rights to market OLUX in all of Europe excluding the U.K. and the territory licensed to Mipharm.

Luxíq Foam

     Luxíq is a foam formulation of betamethasone valerate, a mid-potency topical steroid prescribed for the treatment of mild-to-moderate steroid-responsive scalp dermatoses such as psoriasis, eczema and seborrheic dermatitis. We have been selling Luxíq commercially in the United States since 1999. In a clinical trial, a majority of patients were judged to be almost clear or completely clear (90-100%) of scalp psoriasis at the end of treatment as judged by Investigator’s Global Assessment of response. Luxíq also significantly reduced scaling, erythema, and plaque thickness, as compared with betamethasone valerate lotion. While the topical steroid market is highly fragmented, we believe that Luxíq is the number one branded mid-potency topical steroid prescribed by U.S. dermatologists.

Soriatane

     On March 4, 2004, we acquired exclusive U.S. rights to Soriatane-brand acitretin, as described below under “Recent Developments — Acquisition of U.S. Rights to Soriatane.”

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

Extina® Foam

     In April 2003, we announced summary results from our Phase III clinical trial with Extina, a foam formulation of a 2% concentration of the antifungal drug ketoconazole for the treatment of seborrheic dermatitis. Ketoconazole is used to treat a variety of fungal infections, including seborrheic dermatitis. Seborrheic dermatitis is a chronic, recurrent skin condition that affects 3-5% of the U.S. population. It usually involves the scalp, but also can affect the skin on other parts of the body, including the face and chest. The symptoms of seborrheic dermatitis include itching, redness and scaling. In 2003 an estimated 1.1 million patients sought physician treatment for seborrheic dermatitis. In 2003, the total U.S. market for prescription antifungal products was approximately $720 million. We believe Extina will compete primarily in the topical antifungal market, representing approximately $485 million in U.S. prescriptions in 2002.

     The Extina clinical program consisted of a pivotal trial and two smaller supplemental clinical studies required by the FDA. In the pivotal trial, 619 patients were treated for four weeks in a double-blind, placebo- and active-controlled protocol. As designed, the trial results demonstrated that Extina was not inferior to Nizoral® (ketoconazole) 2% cream as measured by the primary endpoint of Investigator’s Static Global Assessment, or ISGA. The trial was also designed to compare Extina to placebo foam per the ISGA. The result, although in favor of Extina, did not achieve statistical significance. On all other endpoints, statistical significance was achieved; therefore, we believe that the totality of the data demonstrated that Extina was clinically superior to placebo foam. In July 2003, we submitted an NDA to the FDA for Extina. The FDA initially informed us that a user fee was required for the Extina NDA on the basis that the FDA believed it contained a new indication for use, but in December 2003 the FDA agreed that no user fee was required. The FDA did not, however, accept the NDA retroactive to the original filing date, and in January 2004 we re-submitted the NDA for Extina.

Actiza™ Foam

     On September 30, 2003, we announced the positive outcome of a Phase III clinical trial evaluating Actiza, an investigational new drug formulation of 1% clindamycin delivered in our proprietary VersaFoam delivery system, as a potential new topical treatment for acne. The Actiza clinical program consisted of a pivotal trial, a pilot trial, and two smaller supplemental clinical studies required by the FDA. We filed an NDA for Actiza in December 2003.

     The Phase III trial was a 12-week, double-blinded, active- and placebo-controlled trial that included 1,026 patients at 18 centers across the U.S. The trial was designed to demonstrate that Actiza was not inferior to Clindagel® (clindamycin phosphate 1% topical gel) as measured by the primary endpoints of ISGA and percent reduction in lesion counts (total, inflammatory and non-inflammatory) from baseline to Week 12 (end of treatment). Success was defined as achieving non-inferiority to Clindagel for two out of three lesion counts and for ISGA. The trial results met or exceeded all of these requirements with a high level of statistical confidence. Additionally, Actiza was superior to placebo for all primary endpoints. Adverse events with Actiza were mild to moderate in nature and were related primarily to burning at the application site.

     According to the National Institute of Arthritis, Musculoskeletal and Skin Disorders, in the U.S. an estimated 17 million people are affected by acne, and an estimated 5.1 million people visited a physician for treatment during the 12 months ended July 2003. Prescriptions for the entire U.S. acne market in 2003 were approximately $1.7 billion not including oral antibiotics, making it the largest segment of the dermatology market. In the U.S., acne products containing clindamycin generated approximately $376 million in revenue in 2003, making this active ingredient one of the most widely prescribed for acne. We believe Actiza will compete primarily in the topical antibiotic market, representing approximately $516 million in U.S. prescriptions in 2003.

Velac® Gel

     In December 2002, we initiated the Phase III program for Velac gel, a first-in-class combination of 1% clindamycin and 0.025% tretinoin for the treatment of acne. The Velac clinical program consists of two pivotal trials designed to demonstrate superiority to the individual drug products, and two smaller supplemental clinical studies required by the FDA. We completed enrollment of both pivotal trials in late 2003, enrolling over 2,200 patients. Assuming a successful clinical outcome, we anticipate that we will submit an NDA to the FDA for Velac in the third quarter of 2004 and be in a position to launch Velac commercially in mid-2005. We believe Velac will compete with topical retinoids as well as topical antibiotics, representing approximately $947 million in U.S. prescriptions in 2003. Prescriptions for the entire U.S. acne market in 2003 were approximately $1.7 billion not including oral antibiotics.

Other Pipeline Formulations

     In addition to the product candidates described above, we are also developing the foam technology for other disease indications. As part of our 4:2:1 development model, we strive to have four product candidates in product formulation at any given time, so that we have some flexibility in determining which two to move into human clinical trials. Our most promising preclinical candidates include an emollient foam line extension for OLUX and an emollient foam of desonide, a low potency steroid, as well as other formulation candidates in early stages of development. We are exploring various product formulations for Liquipatch™ as well, which is described in more detail below under “Royalty-Bearing Products and Licensed Technology – Liquipatch.”

RECENT DEVELOPMENTS – ACQUISITION OF U.S. RIGHTS TO SORIATANE

     On February 9, 2004, we announced that we had entered into a binding purchase agreement with Roche to acquire exclusive U.S. rights to Soriatane-brand acitretin, an approved oral medicine for the treatment of severe psoriasis in adults. The transaction closed on March 4, 2004. Under the terms of the purchase agreement, we paid Roche a total of $123 million in cash at the closing. We also agreed to assume certain liabilities in connection with returns, rebates and chargebacks, and we are obligated to buy Roche’s existing inventory within thirty days after the closing of the acquisition.

     Soriatane is a convenient once a day oral retinoid approved in the U.S. for the treatment of severe psoriasis in adults. Approximately 4.5 million people in the U.S. suffer from psoriasis; of these, approximately one million seek treatment. Most cases are treated with topical steroids, while the more severe cases are treated with oral or injectable treatments. The product is currently manufactured and marketed by Roche. It is approved for the treatment of severe psoriasis, and has been studied in plaque, guttate, erythrodermic, palmar-plantar and pustular psoriasis. Soriatane is the only treatment approved for both initial and maintenance psoriasis therapy. It is supplied as 10 mg and 25 mg capsules. Roche received FDA approval for Soriatane in 1997 and its patent protection ended in 1999, although there are currently no generic competitors in the marketplace. We believe Soriatane is currently the only oral retinoid being marketed for psoriasis in the United States. Roche’s U.S. net sales of Soriatane were approximately $41 million in 2003, $36 million in 2002 and $37 million in 2001.

     Clinical efficacy studies showed that 76% of patients taking Soriatane showed statistically significant improvement in as little as eight weeks. At six months, 40% of patients experienced complete or almost complete clearing of their psoriasis; at 12 months, patients continued to experience statistically significant improvement in symptoms. In published literature, patients treated with Soriatane had PASI 50 scores (percentage of patients with at least 50% improvement in PASI score) of 85% and PASI 75 scores of 52%, both at 12 weeks. Additionally 59% of patients treated for 12 weeks were relapse free from psoriasis at six months post treatment, and at 12 months Soriatane patients had PASI scores of 78%. Since Soriatane is neither immunosuppressive nor cytotoxic, it can be used without the risk of reducing a patient’s resistance to common infections.

     In women of childbearing potential, Soriatane should be reserved for non-pregnant patients who have not responded to other therapies or whose clinical condition makes other treatments inappropriate, because the drug may cause serious birth defects. Women who are pregnant or might become pregnant during therapy or within three years after stopping therapy should not take Soriatane. Less frequent but potentially serious adverse events that have been reported include liver toxicity, pancreatitis and increased intracranial pressure, as well as bone spurs, alteration in lipid levels, possible cardiovascular effects and eye problems.

ROYALTY-BEARING PRODUCTS AND LICENSED TECHNOLOGY

     Foam Technology. We are party to an agreement with Pfizer, Inc. (formerly Pharmacia Corporation) pursuant to which we granted Pfizer exclusive global rights, excluding Japan, to our proprietary foam drug delivery technology for use with Pfizer’s Rogaine® hair loss treatment. The license with Pfizer will expand the reach of the foam vehicle to the non-prescription (over-the-counter) pharmaceutical market. Under the agreement, Pfizer paid us an initial licensing fee, and agreed to pay us when it achieves specified milestones, plus a royalty on product sales. We recognized $1.0 million under the agreement during 2002 related to license fees and milestone payments. During 2003 we recognized $86,000 in license fees related to development costs. Pfizer will be responsible for most product development activities and costs. Unless terminated earlier, the agreement with Pfizer will terminate on the first date on which all of Pfizer’s obligations to pay royalties has expired or been terminated. In general, in each country (excluding Japan) where the manufacture, importation, distribution, marketing, sale or use of the product would infringe any of our issued patents covered by the agreement, Pfizer’s obligation to pay patent royalties with respect to that country will expire automatically on the expiration or revocation of the last of our patents to expire (or to be revoked) in that country. No patents have yet been issued covering this technology.

     Before April 2001, Connetics Australia (under the name Soltec Research Pty Ltd., or Soltec) had entered into a number of other agreements for the foam technology. Connetics Australia licensed the technology of betamethasone valerate foam to Celltech plc in Europe, and Celltech has licensed the worldwide rights to their patent on the steroid foam technology to us through Connetics Australia. In 2003, we bought the rights to the U.S. patent from Celltech. We pay Celltech royalties on all sales worldwide of foam formulations containing steroids. Celltech markets their product as Bettamousse® (the product equivalent of Luxíq), and Celltech paid us royalties for their sales through April 2003. We have license agreements with Bayer (in the U.S.) and Pfizer and Mipharm (internationally) for the use of pyrethrin foam for head lice. That product is marketed in the U.S. as RID®, as Banlice® in Australia, and as Milice® in Italy. We receive royalties on sales of those products. In February 2004, we entered into an agreement with Mipharm to license ketoconazole foam to them in exchange for an initial fee of $90,000, plus future milestone and royalty payments. In 2003, on a consolidated basis, we received $267,000 in royalties for foam-based technology.

     As discussed under “OLUX Foam,” above, we have licensed to Mipharm commercial rights to market and sell OLUX in Italy, and we will receive milestone payments and royalties on future product sales. We have received $50,000 under the agreement through December 31, 2003. Based on the minimum royalty provisions in the agreement, and assuming the agreement stays in force through 2021, the aggregate potential minimum royalties under the contract are $975,000. Unless terminated earlier, the agreement with Mipharm will terminate on the later of September 2021 and the last expiration date of the patents covering the aerosol mousse technology, which is currently 2015.

     Aerosol Spray. We have licensed to S.C. Johnson & Son, Inc. the rights to a super-concentrated aerosol spray that is marketed in the U.S. and internationally. We receive royalties on sales of the product. In 2003, on a consolidated basis, we received $7.0 million in royalties in connection with this agreement, which included a one-time royalty payment of $2.9 million. On January 5, 2004, we reached an agreement with S.C. Johnson to terminate the license agreement, and we will cease recognizing royalties in connection with the agreement after the first quarter of 2004.

     Liquipatch. We have agreements with Novartis to develop Liquipatch™ for various indications. Liquipatch is a multi-polymer gel-matrix delivery system that applies to the skin like a normal gel and dries to form a very thin, invisible, water-resistant film. This film enables a controlled release of the active agent, which we believe will provide a longer treatment period. In June 2001, we entered into a global licensing agreement with Novartis Consumer Health SA for the Liquipatch drug-delivery system for use in topical antifungal applications. The agreement followed successful pilot development work and gives Novartis the exclusive, worldwide right to use the Liquipatch technology in the topical antifungal field. In March 2002, Novartis paid $580,000 to exercise its then-existing option to expand the license agreement. Novartis has paid an aggregate of $641,000 under the contract as of December 31, 2003. The total potential licensing and milestone fees range from $75,000 to $375,000 for the life of the contract. Unless terminated earlier, the agreement may be terminated by either party after the expiration of one or more claims within a patent covered by the agreement with respect to the relevant country (which claim has not been declared to be invalid or unenforceable by a court of competent jurisdiction) or after eight years anniversary of the first market introduction of the product in countries without such a claim. The expiration date of the last patent to expire is currently 2017. Novartis will be responsible for all development costs, and will be obligated to pay royalties on future product sales.

     Actimmune®. We have an agreement with InterMune, Inc. pursuant to which InterMune pays us royalties for sales of Actimmune® (gamma interferon). In connection with the agreement, InterMune paid us approximately $6.1 million, of which $942,000 was paid to us in March 2001 and the balance was paid in 2000. We recorded $358,000 and $172,000 in royalty revenue related to Actimmune sales in 2003 and 2002, respectively. In August 2002, we entered into an agreement with InterMune to terminate our exclusive option for certain rights in the dermatology field in exchange for a payment of $350,000. We recognized the full amount of this revenue in 2002.

     Ridaura®. In April 2001, we sold all of our rights and interests in Ridaura® (auranofin) to Prometheus Laboratories, Inc. Ridaura is a prescription pharmaceutical product for the treatment of rheumatoid arthritis. Under the terms of the agreement with Prometheus, we sold all of our rights, interests and assets for or related to the use, manufacture or sale of Ridaura in the United States and Puerto Rico for $9.0 million in cash plus a royalty on annual sales of Ridaura in excess of $4.0 million per calendar year through March 2006. We received $133,000 and $0 in royalties in 2003 and 2002, respectively.

SALES AND MARKETING

     We have an experienced, highly productive sales and marketing organization, which is dedicated to dermatology. As of March 1, 2004, we had 96 employees in our sales and marketing organization, including 79 field sales directors and representatives. Since a relatively small number of physicians write the majority of prescriptions, we believe that the size of our sales force is appropriate to reach our target physicians.

     Our marketing efforts are focused on assessing and meeting the needs of dermatologists, residents, dermatology nurses, and physicians’ assistants. Our sales representatives strive to cultivate relationships of trust and confidence with the healthcare professionals they call on. The nearly 9,800 U.S. dermatologists and dermatology medical professionals our sales force called on in 2003 are responsible for approximately 99% of all topical corticosteroid prescriptions written by dermatologists in the United States. To achieve our marketing objectives, we use a variety of advertising, promotional material (including journal advertising, promotional literature, and rebate coupons), specialty publications, participation in educational conferences, support of continuing medical education activities, and advisory board meetings, as well as product internet sites to convey basic information about our products and our company. Our corporate website at www.connetics.com includes fundamental information about the company as well as descriptions of ongoing research, development and clinical work. Our product websites, at www.olux.com and www.luxiq.com, provide information about the products and their approved indications, as well as copies of the full prescribing information, the patient information booklet, and rebate coupons.

     In addition to traditional marketing approaches and field sales relationships with dermatologists, we sponsor several programs that support the dermatology field. We currently provide funding to sponsor one dermatology resident at Stanford University Medical School and dermatology fellows at the Harvard Medical School and Johns Hopkins Medical Center. We also provide corporate sponsorship to various dermatology groups, including the American Academy of Dermatology, the National Psoriasis Foundation, the Dermatology Foundation, the Skin Disease Education Foundation, and the Foundation for Research & Education in Dermatology. In 2003, we sponsored 20 children to attend Camp Wonder, a summer camp sponsored by the Childrens’ Skin Disease Foundation for children suffering from serious and fatal skin diseases.

COMPETITION

     The specialty pharmaceutical industry is characterized by intense market competition, extensive and rapid product development and substantial technological change. Competition is intense among manufacturers of prescription pharmaceuticals, such as our products. The principal means of competition used to market our products include quality, service, price, intellectual property, and product performance.

     Each of our products competes for a share of the existing market with numerous products that have become standard treatments recommended or prescribed by dermatologists. OLUX and Luxíq compete with a number of corticosteroid brands in the super-, high- and mid-potency categories for the treatment of inflammatory skin conditions, as well as with generic products. Competing brands include Halog® and Ultravate®, marketed by Bristol-Myers Squibb Company; Elocon® and Diprolene®, marketed by Schering-Plough Corporation; Locoid®, marketed by Ferndale Labs; Temovate® and Cutivate®, which are marketed by GlaxoSmithKline; DermaSmoothe FS®, marketed by Hill Dermaceuticals; Capex™ and Clobex™, marketed by Galderma; and Psorcon®, marketed by Dermik Laboratories, Inc. The FDA has approved two systemic biologic drugs for the treatment of severe psoriasis: Amevive™, marketed by Biogen; and Raptiva™, marketed by Genentech, Inc. These biologics will compete with the market for Soriatane. In addition, both OLUX and Luxíq compete with generic (non-branded) pharmaceuticals, which claim to offer equivalent therapeutic benefits at a lower cost. In some cases, insurers and other third-party payors seek to encourage the use of generic products making branded products less attractive, from a cost perspective, to buyers.

     Many of our existing or potential competitors, particularly large pharmaceutical companies, have substantially greater financial, marketing, sales, technical and human resources than we do. In addition, many of these competitors have more collective experience than we do in undertaking preclinical testing and human clinical trials of new pharmaceutical products and obtaining regulatory approvals for therapeutic products, and have research and development capabilities that may allow such competitors to develop new or improved products that may compete with our product lines. Our products could be rendered obsolete or made uneconomical by the development of new products to treat the conditions addressed by our products, technological advances affecting the cost of production, or marketing or pricing actions by one or more of our competitors. Moreover, our competitors may succeed in obtaining FDA approval for products more rapidly or successfully than we do.

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

CUSTOMERS

     We sell product directly to wholesale distributors and, since January 2003, to a national retail pharmacy chain. Patients have their prescriptions filled by pharmacies that buy the drug from the wholesalers. Accordingly, the number of prescriptions written for our products only indirectly affects our product revenues. Our customers include the nation’s leading wholesale pharmaceutical distributors, such as McKesson HBOC, Inc., Cardinal Health, Inc., and AmerisourceBergen Corporation, and one national retail pharmacy chain, Walgreens.

RESEARCH AND DEVELOPMENT AND PRODUCT PIPELINE

     Innovation by our research and development operations is very important to the success of our business. Our research and development expenses were $30.1 million in 2003, $25.8 million in 2002, and $19.2 million in 2001. Our goal is to discover, develop and bring to market innovative products that address unmet healthcare needs. Our substantial investment in research and development supports this goal. We have the rights to a variety of pharmaceutical agents in various stages of pre-clinical and clinical development in several novel delivery technologies.

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

PATENTS AND PROPRIETARY RIGHTS

     Our success will depend in part on our ability and our licensors’ ability to obtain and retain patent protection for our products and processes, to preserve our trade secrets, and to operate without infringing the proprietary rights of third parties. We are pursuing a number of U. S. and international patent applications, although we cannot be sure that any of these patents will ever be issued. We also have acquired rights by assignment to patents and patent applications from certain of our consultants and officers. These patents and patent applications may be subject to claims of rights by third parties. If there are conflicting claims to the same patent or patent application, we may not prevail and, even if we do have some rights in a patent or application, those rights may not be sufficient to allow us to market and distribute products covered by the patent or application.

     The U.S. and worldwide issued patents and pending applications we are developing and pursuing in our intellectual property portfolio relate to novel drug delivery vehicles for the topical administration of active pharmaceutical ingredients, for use in both human and veterinary applications. We own or are exclusively licensed under pending applications and/or issued patents worldwide relating to OLUX and Luxíq, and other products in the earlier stages of research. Of the 20 U.S. or worldwide issued patents relating to our technologies, one relates to corticosteroid foam formulations, one relates to a foam formulation for the treatment of head lice, nine relate to an antibacterial foam formulation, one relates to ketoconazole foam, three relate to emollient foams, and five relate to Liquipatch. Of the additional 19 issued patents related to the technologies developed by Connetics Australia, three relate to the aerosol technology licensed to S. C. Johnson, one relates to an acne treatment and 15 relate to an ectoparasiticidal formulation which has veterinary applications. We also have an exclusive license under two patents covering stable retinoid compositions. The patents discussed above expire between 2004 and 2019.

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

TRADEMARKS

     We believe that trademark protection is an important part of establishing product and brand recognition. We own eight U.S. and 10 non-U.S. registered trademarks, and several trademark applications and common law trademarks related to our dermatology business. United States federal registrations for trademarks remain in force for 10 years and may be renewed every 10 years after issuance, provided the mark is still being used in commerce. However, any such trademark or service mark registrations may not afford us adequate protection, and we may not have the financial resources to enforce our rights under any such trademark or service mark registrations. If we are unable to protect our trademarks or service marks from infringement, any goodwill developed in such trademarks or service marks could be impaired.

MANUFACTURING

     We do not operate manufacturing or distribution facilities for any of our products. Instead, we contract with third parties to manufacture our products for us. Our company policy and the FDA require that we contract only with manufacturers that comply with current Good Manufacturing Practice, or cGMP, regulations and other applicable laws and regulations. Currently, DPT Laboratories, Ltd., or DPT, and Accra Pac Group, Inc. manufacture commercial supplies of OLUX and Luxíq, as well as physician samples of those products for us. DPT also manufactures clinical supplies for our various clinical trial programs. In March 2002, we entered into agreements with DPT to construct an aerosol filling line at DPT’s plant in Texas and to manufacture and fill our commercial aerosol products. The aerosol line was completed in September 2002 and approved for commercial manufacture in February 2003.

WAREHOUSING AND DISTRIBUTION

     Currently, all of our product distribution activities are handled by Cardinal Health Specialty Pharmaceutical Services, or SPS. SPS is a division of Cardinal Health, which was our largest customer in

2003. For more information about our customers, see “Customers” above, and Note 2 of Notes to Consolidated Financial Statements. SPS stores and distributes products to our customers from a warehouse in Tennessee. When SPS receives a purchase order, it processes the order into a computerized distribution database. Generally, our customers’ orders are shipped from SPS within 24 hours after their order is received. Once the order has shipped, SPS generates and mails out invoices on our behalf. Any delay or interruption in the distribution process or in payment by our customers could have a material effect on our business.

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

     The Food, Drug and Cosmetic Act includes provisions for accelerating the FDA approval process under certain circumstances. For example, we used the so-called 505(b)(2) application process for OLUX, Luxíq, Extina and Actiza, which permitted us in each case to satisfy the requirements for a full NDA by relying on published studies or the FDA’s findings of safety and effectiveness based on studies in a previously-approved NDA sponsored by another applicant, together with the studies generated on our products. While the FDA evaluation used the same standards of approval as an NDA, the number of clinical trials required to support a 505(b)(2) application, and the amount of information in the application itself, may be substantially less than that required to support an NDA application. The 505(b)(2) process will not be available for all of our other product candidates, and as a result the FDA process may be longer for our future product candidates than it has been for our products to date.

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

     Fraud and Abuse Regulations. We are subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. In April 2003, the Office of Inspector General, or OIG, of the U.S. Department of Health and Human Services released guidance that outlines several considerations for pharmaceutical manufacturers to be aware of in the context of marketing and promotion of products reimbursable by the federal health care programs.

     The federal anti-kickback statute places constraints on business activities in the health care sector that are common business activities in other industries, including sales, marketing, discounting, and purchase relations. Practices that may be common or longstanding in other businesses are not necessarily acceptable or lawful when soliciting federal health care program business. Specifically, anti-kickback laws make it illegal for a prescription drug manufacturer to solicit or to offer or pay anything of value for patient referrals, or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease or ordering of, any item or service that is reimbursable in whole or part by a federal health care program, including the purchase or prescription of a particular drug. The federal government has published regulations that identify “safe harbors” or exemptions for certain payment arrangements that do not violate the anti-kickback statutes. We seek to comply with the safe harbors where possible. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of our practices, it is possible that our practices might be challenged under anti-kickback or similar laws.

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

     Medicaid and State Rebate Programs. We participate in the Federal Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, as well as several state supplemental rebate programs. Under the Medicaid rebate program, we pay a rebate to each state Medicaid program for our products that are reimbursed by those programs. As a manufacturer currently of single source products only, the amount of the rebate for each of our products is set by law as the greater of 15.1% of the average manufacturer price of that product, or the difference between the average manufacturer price and the best price available from the company to any customer, with the final rebate amount adjusted upward if increases in average manufacturer price since product launch have outpaced inflation. The Medicaid rebate amount is computed each quarter based on our submission to the U.S. Department of

Health and Human Services Centers for Medicare and Medicaid Services of our current average manufacturer price and best price for each of our products. As part of our revenue recognition policy, we provide reserves on this potential exposure at the time of product shipment.

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

     The Medicaid rebate statute and the VHCA also provide that, in addition to penalties that may be applicable under other federal statutes, civil monetary penalties may be assessed for knowingly providing false information in connection with the pricing and reporting requirements under the laws. The amount that may be assessed is up to $100,000 for each item of false information. We have provided additional information about the risks associated with participation in the Medicaid and similar programs, under “Factors Affecting Our Business and Prospects — Our sales depend on payment and reimbursement from third party payors, and if they reduce or refuse payment or reimbursement, the use and sales of our products will suffer, we may not increase our market share, and our revenues and profitability will suffer” and ”— The growth of managed care organizations and other third-party reimbursement policies may have an adverse effect on our pricing policies and our margins” below.

MARKETING TO HEALTHCARE PROFESSIONALS

     The pharmaceutical industry is regulated by a number of agencies which have issued guidelines on, among other matters, how pharmaceutical manufacturers interact with doctors and other healthcare professionals. In April 2003, the OIG issued its “Compliance Program Guidance for Pharmaceutical Manufacturers,” and the OIG has announced that the compliance program guidance is a major initiative in its effort to engage the health care community in preventing and reducing fraud and abuse in federal health care programs. The stated purpose of the compliance program guidance is to encourage the use of internal controls to efficiently monitor adherence to applicable statutes, regulations and program requirements. The program guidance sets forth seven elements that the OIG says are widely recognized as fundamental to an effective compliance program. Officially, the guidance is voluntary and does not represent binding standards for pharmaceutical manufacturers, but in practical effect, the compliance program guidance sets forth the essential elements of an effective compliance program, some of which represent significant restrictions on how pharmaceutical companies can interact with the medical community.

     We intend for our relationships with doctors to benefit patients and to enhance the practice of medicine, and at the same time represent the interests of our stockholders in maintaining and growing our company. We have adopted internal policies that emphasize to our employees that all interactions with healthcare professionals should be focused on informing them about FDA-approved uses of our products, providing scientific and educational information consistent with FDA regulations and guidances, or supporting medical research and education. We believe that effective marketing of our products is necessary to ensure that patients have access to the products they need, and that the products are correctly used for maximum patient benefit. Our marketing and sales organization is critical to achieving these goals, because they foster relationships that enable us to inform healthcare professionals about the benefits and risks of our products, provide scientific and educational information, support medical research and education, and obtain feedback and advice about our products through consultation with medical experts.

MARKETING EXCLUSIVITY

     The FDA has the power to grant pharmaceutical companies new drug product exclusivity for a drug, independent of any orphan drug or patent term exclusivity accorded to that drug. This marketing exclusivity essentially prevents competition from other manufacturers who wish to put generic versions of the product into U.S. commerce. The FDA has granted us marketing exclusivity for foam-based products incorporating clobetasol propionate until December 20, 2005, for the short-term topical treatment of mild to moderate plaque-type psoriasis of non-scalp regions. The exclusivity prevents other parties from submitting or getting approval for any comparable application before the exclusive period expires. The FDA determines whether a drug is eligible for exclusivity on a case-by-case basis. The FDA may grant three-year exclusivity provided that the application included at least one new clinical investigation other than bioavailability studies, the investigation was conducted or sponsored by the drug company, and the reports of the clinical investigation were essential to the approval of the application. At the time we submitted the sNDA for the expanded label for OLUX, we requested exclusivity for the new indication. The FDA has not advised us of its position on that issue.

TERMINATION OF RELAXIN DEVELOPMENT PROGRAM

     In October 2000, we announced that our pivotal trial for a recombinant form of a natural human hormone called relaxin was unsuccessful in reaching the “primary endpoint” of that trial. There were, however, statistically significant responses with respect to secondary parameters measured in that trial. Based on the result of the pivotal trial, and following an extensive evaluation of other potential uses for relaxin, in May 2001, we announced our decision to reduce our investment in relaxin in favor of focusing our resources on expanding our dermatology business, and to pursue a license partner or other strategic alternative for the relaxin program. In June 2003, we sold all of our rights and interest in the development of recombinant human relaxin to BAS Medical, Inc., or BAS Medical. In exchange, BAS Medical paid us $100,000 in an upfront assignment fee that we recognized as license revenue in the third quarter of 2003. BAS Medical will pay an additional $900,000 if it achieves various milestones, and will pay royalties on future product sales. In connection with the sale, we also assigned to BAS Medical all of our rights in intellectual property relating to relaxin, and our rights and obligations under outstanding contracts to develop relaxin. Specifically, we assigned to BAS Medical all of our rights under outstanding agreements with Genentech, Inc., the Howard Florey Institute, Mario Bigazzi, M.D., Paladin Labs, Inc., and F.H. Faulding & Co. As a result of this agreement we recognized $661,000 of previously deferred revenue associated with the relaxin license agreements during the third quarter of 2003.

ENVIRONMENTAL REGULATION

     Our research and development activities involve the controlled use of hazardous and biohazardous materials, chemicals such as solvents and active pharmaceutical agents, compressed gases, and certain radioactive materials, such as hydrogen-3, and carbon-14. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state, federal, and local laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials.

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

EMPLOYEES

     As of March 1, 2004, we had 215 full-time employees, including 16 in Connetics Australia. Of the full-time employees, 96 were engaged in sales and marketing, 81 were in research and development and 38 were in general and administrative positions. We believe our relations with our employees are good.

FACTORS AFFECTING OUR BUSINESS AND PROSPECTS

     There are many factors that affect our business and results of operations, some of which are beyond our control. The following section describes some of the important factors that may cause the actual results of our operations in future periods to differ materially from the results currently expected or desired, and so materially affect our future developments and performance. This list of factors is illustrative, but not exhaustive. Accordingly, you should evaluate all forward-looking statements with the understanding of their inherent uncertainty. Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our results of operations are not a good indication of our future performance.

Risks Related To Our Business

     Our business faces significant risks. In addition to the other information contained in this prospectus and the documents incorporated by reference in this prospectus, you should carefully consider the following risks before purchasing our securities.

Our operating results may fluctuate. This fluctuation could cause financial results to be below expectations and the market prices of our securities to decline.

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

     Although we are currently generating positive cash flows from operations, in the future our product revenues could decline or we might be unable to raise additional funds when we need them. In that case, we may not have sufficient funds to be able to market our products as planned or continue development of our other products. Accordingly, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. Any additional equity financing may be dilutive to our stockholders and debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to certain business matters.

If we do not achieve and sustain profitability, stockholders may lose their investment.

     Except for fiscal year 2000, we have lost money every year since our inception. We had net losses of $27.3 million in 1999, $15.0 million in 2000 (after excluding a one-time gain of $43.0 million on sales of stock we held in InterMune, Inc. and the associated income tax), $16.7 million in 2001, $16.6 million in 2002, and $4.1 million in 2003. Our accumulated deficit was $130.2 million at December 31, 2003. We may incur additional losses in the future. If we do not eventually achieve and maintain profitability, our stock price may decline.

Our total revenue depends on receiving royalties and contract payments from third parties, and we cannot control the amount or timing of those revenues.

     We generate contract and royalty revenues by licensing our products to third parties for specific territories and indications. Our reliance on licensing arrangements with third parties carries several risks, including the possibilities that:

•	we may be contractually bound to terms that, in the future, are not commercially favorable to us,

•	royalties generated from licensing arrangements may be insignificant or may fluctuate from period to period, and

•	a loss of royalties could have a disproportionately large impact on operating income in periods where the operating income is a small profit.

If any of these events occur, we may not be able to successfully develop our products.

Our reported earnings per share may be more volatile because of the conversion provisions of our convertible senior notes or the exercise of outstanding stock options and warrants.

     In May 2003 we sold convertible senior notes, due in 2008, in the principal amount of $90 million. The noteholders may convert the notes into shares of our common stock at any time before the notes mature, at a conversion rate of 46.705 shares per $1,000 principal amount of notes, subject to adjustment in certain circumstances. Also, at December 31, 2003 we had 5.9 million shares reserved for issuance upon exercise of outstanding stock options and warrants. Should any noteholders convert the notes, or if our option and warrant holders exercise their options and warrants, our basic earnings per share would be expected to decrease as a result of the inclusion of the underlying shares in the basic earnings per share calculation.

If we fail to protect our proprietary rights, competitors may be able to use our technologies, which would weaken our competitive position, reduce our revenues and increase our costs.

     We believe that the protection of our intellectual property, including patents and trademarks, is an important factor in product recognition, maintaining goodwill, and maintaining or increasing market share. If we do not adequately protect our rights in our trademarks from infringement, any goodwill that has been developed in those marks could be lost or impaired. If the marks we use are found to infringe upon the trademark of another company, we could be forced to stop using those marks, and as a result we could lose all the goodwill that has been developed in those marks and could be liable for damages caused by an infringement.

Our commercial success depends in part on our ability and the ability of our licensors to obtain and maintain patent protection on technologies, to preserve trade secrets, and to operate without infringing the proprietary rights of others.

     We are pursuing several U.S. and international patent applications, although we cannot be sure that any of these patents will ever be issued. We also have acquired rights to patents and patent applications from certain of our consultants and officers. These patents and patent applications may be subject to claims of rights by third parties. Even if we do have some rights in a patent or application, those rights may not be sufficient for the marketing and distribution of products covered by the patent or application.

     The patents and applications in which we have an interest may be challenged as to their validity or enforceability. Challenges may result in potentially significant harm to our business. The cost of responding to these challenges and the inherent costs to defend the validity of our patents, including the prosecution of infringements and the related litigation, could be substantial whether or not we are successful. Such litigation also could require a substantial commitment of management’s time. Our business could suffer materially if a third party were to be awarded a judgment adverse to us in any patent interference, litigation or other proceeding arising in connection with these patent applications.

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

     We rely on trade secrets and unpatented proprietary know-how and continuing technological innovation in developing and manufacturing our products. We require each of our employees, consultants and advisors to enter into confidentiality agreements prohibiting them from taking our proprietary information and technology or from using or disclosing proprietary information to third parties except in specified circumstances. The agreements also provide that all inventions conceived by an employee, consultant or advisor, to the extent appropriate for the services provided during the course of the relationship, are our exclusive property, other than inventions unrelated to us and developed entirely on the individual’s own time. Nevertheless, these agreements may not provide meaningful protection of our trade secrets and proprietary know-how if they are used or disclosed. Despite all of the precautions we may take, people who are not parties to confidentiality agreements may obtain access to our trade secrets or know-how. In addition, others may independently develop similar or equivalent trade secrets or know-how.

Our use of hazardous materials exposes us to the risk of environmental liabilities, and we may incur substantial additional costs to comply with environmental laws.

     Our research and development activities involve the controlled use of hazardous materials, chemicals and various radioactive materials. We are subject to laws and regulations governing the use,

storage, handling and disposal of these materials and certain waste products. In the event of accidental contamination or injury from these materials, we could be liable for any damages that result and any liability could exceed our resources. We may also be required to incur significant costs to comply with environmental laws and regulations as our research activities increase. Although we maintain general liability insurance in the amount of $10 million aggregate and workers compensation coverage in the amount of $1 million per incident, our insurance may not provide adequate coverage against potential claims or losses related to our use of hazardous materials, and we cannot be certain that our current coverage will continue to be available on reasonable terms, if at all.

We may be unable to effectively integrate Soriatane into our existing business and our marketing efforts for Soriatane may not be successful.

     We will not be able to achieve the benefits of the acquisition of Soriatane unless we are able to integrate that product with our existing products. Moreover, the integration of this program requires substantial attention from management and any diversion of management’s attention away from our existing business could adversely impact our operations. In anticipation of our commercial re-launch of Soriatane in the U.S., we are expending significant resources. We will begin to train our sales force to sell Soriatane in the second quarter of 2004, and we may not see any increase in commercial sales of Soriatane as compared to historical results until after our sales force is trained to market Soriatane, if at all.

If we engage in future acquisitions, we will incur a variety of costs, and we may not be able to realize the anticipated benefits.

     From time to time, we discuss with third parties potential acquisitions of products, technologies and businesses. Acquisitions may require us to make considerable cash outlays and can entail the need for us to issue equity securities, incur debt and contingent liabilities, incur amortization expenses related to intangible assets, and can result in the impairment of goodwill, which could harm our profitability. In addition, acquisitions involve a number of risks, including:

•	difficulties in and costs associated with the assimilation of the operations, technologies, personnel and products of the acquired companies,

•	assumption of known or unknown liabilities or other unanticipated events or circumstances, and

•	risks of entering markets in which we have limited or no experience.

     Any of these risks could harm our ability to achieve levels of profitability of acquired operations or to realize other anticipated benefits of an acquisition.

Our future product revenues could be reduced by imports from countries where our products are available at lower prices.

     While our products are not generally available for sale outside the United States, OLUX has been approved for sale in Europe. Also, Roche will continue to market Soriatane outside of the United States. There have been cases in which pharmaceutical products were sold at steeply discounted prices in markets outside the United States and then re-imported to the United States where they could be resold at prices higher than the original discounted price, but lower than the prices commercially available in the United States. If this happens with our products our revenues would be adversely affected.

     In addition, in the European Union, we are required to permit cross border sales. This allows buyers in countries where government-approved prices for our products are relatively high to purchase our products legally from countries where they must be sold at lower prices. Such cross-border sales could adversely affect our revenues.

Our indebtedness and debt service obligations may adversely affect our cash flow.

     In May 2003 we issued $90 million of convertible senior notes in a private offering. We will pay interest on the notes at a rate of 2.25% per year. In 2003, we recorded $1.2 million in interest on the notes. Assuming none of the notes are redeemed or converted, we will record interest on the notes in the amounts of $2.0 million per year from 2004 through 2007, and $843,750 for 2008. Whether we are able to make payments on the notes will depend on our ability to generate sufficient cash. During each of the last five years, our operating cash flows were insufficient to cover our fixed charges. Our ability to generate sufficient cash flow will depend on increasing sales of our products, collection of receivables and the results of our research and development efforts and other factors, including general economic, financial, competitive, legislative and regulatory conditions, some of which are beyond our control.

     If we incur new indebtedness, the related risks that we now face could intensify. Whether we are able to make required payments on the notes and to satisfy any other future debt obligations will depend on our future operating performance and our ability to obtain additional debt or equity financing.

Risks Related to Our Products

Future manufacturing difficulties could delay future revenues from our product sales.

     Manufacturing facilities are subject to ongoing periodic inspection by the FDA and corresponding state agencies and must be licensed before they can be used in commercial manufacturing of our products. In general, our contract manufacturers purchase principle raw materials and supplies in the open market. If our contract manufacturers cannot provide us with our product requirements in a timely and cost-effective manner, or if the product they supply does not meet commercial requirements for shelf life, our sales of marketed products could be reduced. The active ingredient for our product OLUX is currently supplied by a single source, although we are in the process of qualifying an additional source. We will continue to buy Soriatane finished product and active pharmaceutical ingredient from Roche, and it will take us several months to qualify alternate sources for Soriatane. Substantially all other raw materials are available from a number of sources, and the loss of any one source of supply would not have a material adverse effect on our company, although delays in the availability of some raw materials could cause delays in our commercial production.

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

     All of our contractors must comply with the applicable FDA cGMP regulations, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. If our contract manufacturers do not comply with the applicable cGMP regulations and other FDA regulatory requirements, the availability of marketed products for sale could be reduced and we could suffer delays in the progress of clinical trials for products under development. We do not have control over our third-party manufacturers’ compliance with these regulations and standards. Our business interruption insurance, which covers the loss of income for up to $14.6 million at our

California and Australia locations, and lower amounts for each of our contract manufacturers, may not completely mitigate the harm to our business from the interruption of the manufacturing of products. The loss of a manufacturer could still have a negative effect on our sales, margins and market share, as well as our overall business and financial results.

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

     Supply interruptions may occur and our inventory may not always be adequate. Numerous factors could cause interruptions in the supply of our finished products including shortages in raw material required by our manufacturers, changes in our sources for manufacturing, our failure to timely locate and obtain replacement manufacturers as needed and conditions affecting the cost and availability of raw materials.

We cannot sell our current products and product candidates if we do not obtain and maintain governmental approvals.

     Pharmaceutical companies are subject to heavy regulation by a number of national, state and local agencies. Of particular importance is the FDA in the United States. The FDA has jurisdiction over all of our business and administers requirements covering testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products. If we fail to comply with applicable regulatory requirements, we could be subject to, among other things, fines, suspensions of regulatory approvals of products, product recalls, delays in product distribution, marketing and sale, and civil or criminal sanctions.

     The process of obtaining and maintaining regulatory approvals for pharmaceutical products, and obtaining and maintaining regulatory approvals to market these products for new indications, is lengthy, expensive and uncertain. The manufacturing and marketing of drugs, including our products, are subject to continuing FDA and foreign regulatory review, and later discovery of previously unknown problems with a product, manufacturing process or facility may result in restrictions, including withdrawal of the product from the market. The FDA is permitted to revisit and change its prior determinations and it may change its position with regard to the safety or effectiveness of our products. Even if the FDA approves our products, the FDA is authorized to impose post-marketing requirements such as:

•	testing and surveillance to monitor the product and its continued compliance with regulatory requirements,

•	submitting products for inspection and, if any inspection reveals that the product is not in compliance, prohibiting the sale of all products from the same lot,

•	suspending manufacturing,

•	recalling products, and

•	withdrawing marketing approval.

     Even before any formal regulatory action, we could voluntarily decide to cease distribution and sale or recall any of our products if concerns about safety or effectiveness develop.

     To market our products in countries outside of the United States, we and our partners must obtain approvals from foreign regulatory bodies. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval, and approval by the FDA does not ensure approval by the regulatory authorities of any other country.

     In its regulation of advertising, the FDA from time to time issues correspondence to pharmaceutical companies alleging that some advertising or promotional practices are false, misleading or deceptive. The FDA has the power to impose a wide array of sanctions on companies for such advertising practices, and if we were to receive correspondence from the FDA alleging these practices we might be required to:

•	incur substantial expenses, including fines, penalties, legal fees and costs to comply with the FDA’s requirements,

•	change our methods of marketing and selling products,

•	take FDA-mandated corrective action, which could include placing advertisements or sending letters to physicians rescinding previous advertisements or promotion, and

•	disrupt the distribution of products and stop sales until we are in compliance with the FDA’s position.

We may spend a significant amount of money to obtain FDA and other regulatory approvals, which may never be granted. Failure to obtain such regulatory approvals could adversely affect our prospects for future revenue growth.

     Successful product development in our industry is highly uncertain, and the process of obtaining FDA and other regulatory approvals is lengthy and expensive. Very few research and development projects produce a commercial product. Product candidates that appear promising in the early phases of development may fail to reach the market for a number of reasons, including that the product candidate did not demonstrate acceptable clinical trial results even though it demonstrated positive preclinical trial results, or that the product candidate was not effective in treating a specified condition or illness.

     To obtain approval, we must show in preclinical and clinical trials that our products are safe and effective. The FDA approval processes require substantial time and effort, the FDA continues to modify product development guidelines, and we may not be able to obtain FDA approval to conduct clinical trials or to manufacture and market any of the products we develop, acquire or license. Clinical trial data can be the subject of differing interpretation, and the FDA has substantial discretion in the approval process. The FDA may not interpret our clinical data the way we do. The FDA may also require additional clinical data to support approval. The FDA can take between one and two years to review new drug applications, or longer if significant questions arise during the review process. Moreover, the costs to obtain approvals could be considerable and the failure to obtain or delays in obtaining an approval could have a significant negative effect on our business.

Any factor adversely affecting the prescription volume related to our products could harm our business, financial condition and results of operations.

     We derive all of our prescription volume from Luxíq and OLUX and, effective March 4, 2004, from Soriatane. Accordingly, any factor adversely affecting our sales related to these products, individually or collectively, could harm our business, financial condition and results of operations. Both Luxíq and OLUX are subject to generic competition, and each of them could be rendered obsolete or uneconomical by regulatory or competitive changes. Product sales could also be adversely affected by other factors, including:

•	manufacturing or supply interruptions;

•	the development of new competitive pharmaceuticals and technological advances to treat the conditions addressed by our core branded products;

•	marketing or pricing actions by one or more of our competitors;

•	regulatory action by the FDA and other government regulatory agencies;

•	changes in the prescribing or procedural practices of dermatologists, pediatricians and / or podiatrists;

•	changes in the reimbursement or substitution policies of third-party payors or retail pharmacies; and

•	product liability claims.

We depend on a limited number of customers, and if we lose any of them, our business could be harmed.

     Our customers include the nation’s leading wholesale pharmaceutical distributors, such as McKesson HBOC, Inc., Cardinal Health, Inc., and AmerisourceBergen Corporation, and one national retail pharmacy. During 2003, Cardinal Health, McKesson, AmerisourceBergen, and Walgreens accounted for 36%, 30%, 15% and 11%, respectively, of our net product revenues. The distribution network for pharmaceutical products is subject to increasing consolidation. As a result, a few large wholesale distributors control a significant share of the market. In addition, the number of independent drug stores and small chains has decreased as retail consolidation has occurred. Further consolidation among, or any financial difficulties of, distributors or retailers could result in the combination or elimination of warehouses, which may result in reductions in purchases of our products, returns of our products, or cause a reduction in the inventory levels of distributors and retailers, any of which could have a material adverse impact on our business. If we lose any of these customer accounts, or if our relationship with them were to deteriorate, our business could also be materially and adversely affected.

     Orders for our products may increase or decrease depending on the inventory levels held by our major customers. Significant increases and decreases in orders from our major customers could cause our operating results to vary significantly from quarter to quarter.

          Retail availability of our products is greatly affected by inventory levels held by our customers. We monitor wholesaler inventory of our products using a combination of methods, including tracking prescriptions filled at the pharmacy level to determine inventory amounts sold from the wholesalers to their customers. However, our estimates of wholesaler inventories may differ significantly from actual inventory levels. Significant differences between actual and estimated inventory levels may result in excessive inventory production, inadequate supplies of products in distribution channels, insufficient or excess product available at the retail level, and unexpected increases or decreases in orders from our major customers. Forward-buying by wholesalers, for example, may result in significant and unexpected changes in customer orders from quarter to quarter. These changes may cause our revenues to fluctuate significantly from quarter to quarter, and in some cases may cause our operating results for a particular quarter to be below our expectations or projections. If our financial results are below expectations for a particular period, the market price of our securities may drop significantly.

We rely on third parties to conduct clinical trials for our product candidates, and those third parties may not perform satisfactorily. If those third parties do not perform satisfactorily, it may significantly delay commercialization of our products, increase expenditures and negatively affect our prospects for future revenue growth.

     We rely on third parties to independently conduct clinical studies for our product candidates. If these third parties do not perform satisfactorily, we may not be able to locate acceptable replacements or enter into favorable agreements with them, if at all. If we are unable to rely on clinical data collected by others, we could be required to repeat, extend the duration of, or increase the size of, clinical trials, which could significantly delay commercialization and require significantly greater expenditures.

Our continued growth depends on our ability to develop new products, and if we are unable to develop new products, our expenses may exceed our revenues without any return on the investment.

     We currently have a variety of new products in various stages of research and development and are working on possible improvements, extensions and reformulations of some existing products. These research and development activities, as well as the clinical testing and regulatory approval process, will require significant commitments of personnel and financial resources. Delays in the research, development, testing or approval processes will cause a corresponding delay in revenue generation from those products.

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

     When we acquire or develop new products and product lines, we must be able to integrate those products and product lines into our systems for marketing, sales and distribution. If we do not integrate these products or product lines successfully, the potential for growth is limited. The new products we acquire or develop could have channels of distribution, competition, price limitations or marketing acceptance different from our current products. As a result, we do not know whether we will be able to compete effectively and obtain market acceptance in any new product categories. A new product may require us to significantly increase our sales force and incur additional marketing, distribution and other operational expenses. These additional expenses could negatively affect our gross margins and operating results. In addition, many of these expenses could be incurred prior to the actual distribution of new products. Because of this timing, if the new products are not accepted by the market, or if they are not competitive with similar products distributed by others, the ultimate success of the acquisition or development could be substantially diminished.

We rely on the services of a single company to distribute our products to our customers. A delay or interruption in the distribution of our products could negatively impact our business.

     Cardinal Health Specialty Pharmaceutical Services, or SPS, handles all of our product distribution activities. SPS stores and distributes our products from a warehouse in Tennessee. Any delay or interruption in the process or in payment could result in a delay delivering product to our customers, which could have a material effect on our business.

Our revenues depend on payment and reimbursement from third party payors, and if they reduce or refuse payment or reimbursement, the use and sales of our products will suffer, we may not increase our market share, and our revenues and profitability will suffer.

     Our operating results and business success depend, in part, on whether adequate reimbursement is available for the use of our products by hospitals, clinics, doctors and patients. Third-party payors include state and federal governments, under programs such as Medicare and Medicaid, managed care organizations, private insurance plans and health maintenance organizations. Because of the size of the patient population covered by managed care organizations, it is important to our business that we market our products to them and to the pharmacy benefit managers that serve many of these organizations. If only a portion of the cost of our prescription products is paid for or reimbursed, our products could be less attractive, from a net-cost perspective, to patients, suppliers and prescribing physicians.

     Managed care organizations and other third-party payors try to negotiate the pricing of medical services and products to control their costs. Managed care organizations and pharmacy benefit managers typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their lower costs, generics are often favored on formularies. The breadth of the products covered by formularies varies considerably from one managed care organization to another, and many formularies include alternative and competitive products for treatment of particular medical conditions. In some cases, third-party payors will pay or reimburse users or suppliers of a prescription drug product only a portion of the product purchase price. Consumers and third-party payors may not view our marketed products as cost-effective, and consumers may not be able to get reimbursement or reimbursement may be so low that we cannot market our products on a competitive basis. If a product is excluded from a formulary, its usage may be sharply reduced in the managed care organization patient population. If our products are not included within an adequate number of formularies or adequate reimbursement levels are not provided, or if those policies increasingly favor generic products, our market share and gross margins could be negatively affected, as could our overall business and financial condition.

     To the extent that patients buy our products through a managed care group with which we have a contract, our average selling price is lower than it would be for a non-contracted managed care group. We take reserves for the estimated amounts of rebates we will pay to managed care organizations each quarter. Any increase in returns and any increased usage of our products through Medicaid or managed care programs will affect the amount of rebates that we owe.

Risks Related to Our Industry

We face intense competition, which may limit our commercial opportunities and limit our ability to generate revenues.

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

The growth of managed care organizations and other third-party reimbursement policies and state regulatory agencies may have an adverse effect on our pricing policies and our margins.

     Managed care initiatives to control costs have influenced primary-care physicians to refer fewer patients to specialists such as dermatologists. Further reductions in these referrals could have a material adverse effect on the size of our potential market as well as our business, financial condition and results of operation.

     Federal and state regulations govern or influence the reimbursement to health care providers of fees in connection with medical treatment of certain patients. In the U.S., there have been, and we expect there will continue to be, a number of state and federal proposals that could limit the amount that state or federal governments will pay to reimburse the cost of drugs. Continued significant changes in the health care system could have a material adverse effect on our business. Decisions by state regulatory agencies, including state pharmacy boards, and/or retail pharmacies may require substitution of generic for branded products, may prefer competitors’ products over our own, and may impair our pricing and thereby constrain our market share and growth. In addition, we believe the increasing emphasis on managed care in the U.S. will continue to put pressure on the price and usage of our products, which may in turn adversely impact product sales. Further, when a new therapeutic product is approved, the availability of governmental and/or private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed. We cannot predict whether reimbursement for our products or product candidates will be available or in what amounts, and current reimbursement policies for existing products may change at any time. Changes in reimbursement policies or health care cost containment initiatives that limit or restrict reimbursement for our products may cause our revenues to decline.

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

     Our industry faces an inherent risk of product liability claims from allegations that our products resulted in adverse effects to the patient or others. These risks exist even with respect to those products that are approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA. Effective March 4, 2004, we also own exclusive U.S. rights to Soriatane, which is a product known to cause serious birth defects and other serious side effects. Although as of March 4, 2004 we maintain product liability insurance in the amount of $14 million aggregate, our insurance may not provide adequate coverage against potential product liability claims or losses. In particular, we anticipate that insurers may be less willing to extend product liability insurance for Soriatane, and that insurance will only be available at higher premiums and with higher deductibles than our other products have required. We also cannot be certain that our current coverage will continue to be available in the future on reasonable terms, if at all. Even if we are ultimately successful in product liability litigation, the litigation would consume substantial amounts of our financial and managerial resources, and might create adverse publicity, all of which would impair our ability to generate sales. If we were found liable for any product liability claims in excess of our coverage or outside of our coverage, the cost and expense of such liability could severely damage our business, financial condition and profitability.

Risks Related to Our Stock

Our stock price is volatile and the value of your investment could decline in value.

     The market prices for securities of specialty pharmaceutical companies like Connetics have been and are likely to continue to be highly volatile. As a result, investors in these companies often buy at very high prices only to see the price drop substantially a short time later, resulting in an extreme drop in value in the holdings of these investors. Such volatility could result in securities class action litigation. Any litigation would likely result in substantial costs, and divert our management’s attention and resources.

     The following table sets forth the high and low closing sale prices of our common stock on the Nasdaq National Market for 2002 and 2003:

Period	High	Low
2003	$19.27	$12.30
2002	$14.55	$7.92

The trading price of our common stock could be subject to significant fluctuations, which may adversely affect the price at which you can sell our common stock.

     The trading price of our common stock has been volatile, and the trading price for the common stock may be volatile in the future. Factors such as announcements of fluctuations in our or our competitors’ operating results, changes in our prospects and general market conditions for specialty pharmaceutical or biotechnology stocks could have a significant impact on the future trading prices of our common stock. In particular, the trading price of the common stock of many specialty pharmaceutical companies, including us, has experienced extreme price and volume fluctuations, and those fluctuations have at times been unrelated to the operating performance of the companies whose stocks were affected. Some of the factors that may cause volatility in the price of our securities include:

•	clinical trial results and regulatory developments,

•	quarterly variations in results,

•	business and product market cycles,

•	fluctuations in customer requirements,

•	the availability and utilization of manufacturing capacity,

•	the timing of new product introductions,

•	the ability to develop and implement new technologies, and

•	the timing and amounts of royalties paid to us by third parties.

     The price of our securities may also be affected by the estimates and projections of the investment community, general economic and market conditions, and the cost of operations in our product markets. These factors, either individually or in the aggregate, could result in significant variations in price of our securities and may have an adverse effect on the trading prices of our common stock.

AVAILABLE INFORMATION

     We file electronically with the Securities and Exchange Commission our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website on the World Wide Web at http://www.connetics.com, by contacting our Investor Relations Department by calling 650-843-2800, or by sending an e-mail message to ir@connetics.com.

EXECUTIVE OFFICERS OF THE COMPANY

     The following table shows information about our executive officers as of March 5, 2004:

Name	Age	Position
Thomas G. Wiggans	52	President, Chief Executive Officer and Director
Katrina J. Church	42	Exec. Vice President, Legal Affairs; General Counsel and Secretary
Matthew W. Foehr	31	Sr. Vice President, Technical Operations
John L. Higgins	33	Chief Financial Officer; Executive Vice President, Finance and Corporate Development
Lincoln Krochmal, M.D.	57	Exec. Vice President, Research and Product Development
Michael Miller	46	Sr. Vice President, Sales and Marketing and Chief Commercial Officer
Rebecca Sunshine	41	Sr. Vice President, Human Resources and Organizational Dynamics
C. Gregory Vontz	43	Chief Operating Officer; Executive Vice President

     Thomas Wiggans has served as President, Chief Executive Officer and as a director of Connetics since July 1994. From February 1992 to April 1994, Mr. Wiggans served as President and Chief Operating Officer of CytoTherapeutics, a biotechnology company. From 1980 to February 1992, Mr. Wiggans served in various positions at Ares-Serono Group, a pharmaceutical company, including President of its U.S. pharmaceutical operations and Managing Director of its U.K. pharmaceutical operations. From 1976 to 1980 he held various sales and marketing positions with Eli Lilly & Co., a pharmaceutical company. He is currently a director of the Biotechnology Industry Organization (BIO), and a member of its Executive Committee, and its Emerging Company Section. He is also Chairman of the Biotechnology Institute, a non-profit educational organization. He is also a director of Abgenix Corporation, and of two private biotechnology companies. Mr. Wiggans received his B.S. in Pharmacy from the University of Kansas and his M.B.A. from Southern Methodist University.

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

     Lincoln Krochmal, M.D. joined Connetics in October 2003 as Executive Vice President, Research and Product Development. Before joining Connetics, Dr. Krochmal spent 10 years with Unilever PLC, most recently as Senior Vice President, Home & Personal Care Research & Development Worldwide. Before Unilever, Dr. Krochmal was with Bristol-Myers Squibb for 10 years, initially joining the dermatological division, Westwood Pharmaceuticals, in 1983. He held various positions at Westwood and in the Pharmaceutical Research Institute including Vice President, Dermatology R&D and Vice President, Worldwide Medical Development. Following completion of his specialty training in dermatology at the University of Missouri Medical Center and before joining industry, Dr Krochmal was in private practice for seven years. Dr. Krochmal is board certified in Dermatology and received his Doctor of Medicine degree from the Medical College of Wisconsin and his B.S. in Medical Sciences from the University of Wisconsin. He is the author of 16 scientific publications, a Fellow of the American Academy of Dermatology, a Diplomat of the American Board of Dermatology, and a member of the International Society of Dermatology and the Dermatology Foundation.

     Michael Miller joined Connetics in February 2003 as Senior Vice President of Sales and Marketing and Chief Commercial Officer. Mr. Miller most recently served as Vice President of Commercial Operations at Cellegy Pharmaceuticals. Before Cellegy, Mr. Miller spent four years with ALZA Corporation, most recently as Vice President of the Urology Business Unit, three years with VIVUS, Inc. as Marketing Director, and 14 years with Syntex/Roche in marketing and sales management. Mr. Miller received his B.S. in Finance from University of San Francisco and his MBA in Information Systems from San Francisco State University.

     Rebecca Sunshine joined Connetics in 1996, and has served as Senior Vice President Human Resources and Organizational Dynamics since January 2002. Ms. Sunshine served as Vice President of Human Resources from December 1999 to December 2002, and as Director of Human Resources from 1996 through November 1999. She worked at COR Therapeutics from 1990 to 1996 in the positions of Manager of Research Administration, Manager of Human Resources, and Senior Manager of Human Resources. Ms. Sunshine also worked at Genelabs as Manager of Research Administration from 1988 to 1990, at Genentech in 1987, and in various hospital administration positions from 1984 to 1987. Ms. Sunshine received her B.A. from UC Santa Barbara and her M.P.A. in Health Services from the University of San Francisco.

     Gregory Vontz joined Connetics as Executive Vice President, Chief Commercial Officer in December 1999, and has served as Chief Operating Officer since January 2001. Before joining the Company, Mr. Vontz spent 12 years with Genentech, Inc., most recently as Director of New Markets and Healthcare Policy. Before joining Genentech, Inc. in 1987, Mr. Vontz worked for Merck & Co., Inc. Mr. Vontz received his B.S. in Chemistry from the University of Florida and his M.B.A. from the Haas School of Business at University of California at Berkeley.

Item 2. Properties

     As of March 1, 2004, we leased 52,468 square feet of laboratory and office space at 3290 and 3400 West Bayshore Road in Palo Alto, California. We lease this space under two lease agreements, one of which expires in March 2005 and one of which expires in April 2005. We are subleasing 10,112 square feet of laboratory and office space at 3400 West Bayshore Road in Palo Alto, California to a third party. Our subsidiary, Connetics Australia Pty Ltd., owns certain land and real property consisting of laboratory and office space at 8 Macro Court, Rowville, Victoria, Australia. In addition, we contracted with DPT Laboratories, Ltd. to construct a 12,000 square foot aerosol filling line in San Antonio, Texas, and we make rental payments to DPT for the space in their facility that the aerosol line occupies. On January 21, 2004, we signed a letter of intent with Incyte Corporation and The Board of Trustees of the Leland Stanford Junior University to sublease approximately 96,025 square feet of laboratory and office space in Palo Alto, California. The final sublease is subject to approval by the Boards of Directors of Incyte and Connetics. We anticipate that we would move in late 2004 or early 2005, at which time we would allow the existing leases to expire, or possibly sublease the remaining time available on our leases for the West Bayshore properties. We believe that our existing facilities are adequate to meet our requirements for the foreseeable future.

Item 3. Legal Proceedings

     We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5. Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our common stock is traded on the Nasdaq National Market under the symbol “CNCT.” The following table sets forth for the periods indicated the low and high closing prices for our common stock.

	High	Low
2002
First Quarter	$14.55	$8.75
Second Quarter	13.44	10.57
Third Quarter	12.35	7.92
Fourth Quarter	12.98	9.35
2003
First Quarter	$16.75	$12.30
Second Quarter	18.18	14.70
Third Quarter	18.74	14.24
Fourth Quarter	19.27	16.00

On March 3, 2004, we had approximately 181 stockholders of record of our common stock.

     We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds for use in our business, and do not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Financial Data

     The selected consolidated financial data that appears below and on the following page has been derived from our audited consolidated financial statements. This historical data should be read in conjunction with our Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained in this Report, and with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Report. The selected consolidated statement of operations data for each of the three years in the period ended December 31, 2003, and the selected consolidated balance sheet data as of December 31, 2003 and 2002, are derived from and qualified by reference to the audited consolidated financial statements included elsewhere in this Report. The selected consolidated statement of operations data for the years ended December 31, 2000 and 1999, and the selected consolidated balance sheet data as of December 31, 2001, 2000 and 1999, are derived from audited financial statements not included in this Report.

Connetics Corporation
Selected Consolidated Financial Data (in thousands, except per share amounts)

	Years Ended December 31,
	2003	2002	2001	2000	1999
Consolidated Statement of Operations Data:
Revenues:
Product	$66,606	$47,573	$30,923	$20,095	$16,595
Royalty (1)	7,788	2,926	1,097	—	—
Contract and other	937	2,264	2,044	20,679	10,311

Total revenues	75,331	52,763	34,064	40,774	26,906
Operating costs and expenses:
Cost of product revenues	5,129	4,190	3,123	3,868	5,229
License amortization	—	—	—	—	6,160
Research and development	30,109	25,821	19,156	21,875	21,309
Selling, general and administrative	42,600	37,624	36,062	26,673	20,834
Acquired in-process research and development and milestone payments (2)	—	4,350	1,080	—	1,000
Loss on program termination (3)	—	312	1,142	—	—

Total operating costs and expenses	77,838	72,297	60,563	52,416	54,532
Loss from operations	(2,507)	(19,534)	(26,499)	(11,642)	(27,626)
Gain on sale of investment (4)	—	2,086	122	42,967	—
Gain on sale of Ridaura product line (5)	—	—	8,002	—	—
Interest income (expense), net	(426)	1,039	1,978	1,873	343

Income (loss) before income taxes and cumulative effect of a change in accounting principle	(2,933)	(16,409)	(16,397)	33,198	(27,283)
Income tax provision	1,167	181	345	1,010	—

Income (loss) before cumulative effect of change in accounting principle	(4,100)	(16,590)	(16,742)	32,188	(27,283)
Cumulative effect of change in accounting principle, net of tax (6)	—	—	—	(5,192)	—

Net income (loss)	$(4,100)	$(16,590)	$(16,742)	$26,996	$(27,283)

	Years Ended December 31,
	2003	2002	2001	2000	1999
Basic Earnings Per Share -
Income (loss) per share before cumulative effect of change in accounting principle	$(0.13)	$(0.54)	$(0.56)	$1.13	$(1.21)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.18)	—
Net income (loss) per share	$(0.13)	$(0.54)	$(0.56)	$0.95	$(1.21)
Diluted Earnings Per Share —
Income (loss) per share before cumulative effect of change in accounting principle	$(0.13)	$(0.54)	$(0.56)	$1.07	$(1.21)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.17)	—
Net income (loss) per share	$(0.13)	$(0.54)	$(0.56)	$0.90	$(1.21)
Shares used to calculate basic net earnings (loss) per share	31,559	30,757	29,861	28,447	22,619
Shares used to calculate diluted net earnings (loss) per share	31,559	30,757	29,861	30,086	22,619
Pro forma amounts assuming the accounting change was applied retroactively:
Net income (loss)	$(4,100)	$(16,590)	$(16,742)	$32,188	$(30,968)
Earnings per share:
Basic	$(0.13)	$(0.54)	$(0.56)	$1.13	$(1.37)
Diluted	$(0.13)	$(0.54)	$(0.56)	$1.07	$(1.37)

Consolidated Balance Sheet Data:
Cash, cash equivalents, marketable securities and restricted cash	$114,966	$33,788	$48,476	$80,184	$26,299
Working capital	112,247	25,185	44,026	71,030	13,401
Total assets	145,897	59,553	72,327	85,713	30,410
Total stockholders’ equity	45,754	44,743	61,354	72,606	14,288

(1)	In the second quarter of 2003, we received a one-time royalty payment by a third party in the amount of $2.9 million in connection with our aerosol spray technology.

(2)	In May 2002, we entered into an agreement with Yamanouchi Europe, B.V. to license Velac gel. In connection with this agreement we paid Yamanouchi an initial $2.0 million licensing fee in the second quarter of 2002 and accrued another $2.0 million in the fourth quarter of 2002 when we initiated the Phase III trial for Velac.

(3)	In 2001 we recorded a net charge of $1.1 million representing costs accrued in connection with the reduction in workforce and the wind down of relaxin development contracts.

(4)	In the fourth quarter of 2000, we recorded a $43.0 million gain on the sale of securities.

(5)	In April 2001 we sold our rights to Ridaura including inventory to Prometheus Laboratories, Inc. for $9.0 million in cash plus a royalty on annual sales in excess of $4.0 million through March 2006. We recognized a gain of $8.0 million in connection with the sale of Ridaura.

(6)	Effective January 1, 2000, we changed our method of accounting for non-refundable license fees in accordance with Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements.” Please refer to Note 2 of the Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements filed with this Report.

BUSINESS OVERVIEW

     Our commercial business is focused on the dermatology marketplace, which is characterized by a large patient population that is served by a relatively small, and therefore more accessible, group of treating physicians. We currently market two pharmaceutical products, OLUX and Luxíq. Both products have clinically proven therapeutic advantages and we are providing quality customer service to physicians through our experienced sales and marketing professionals. Effective March 4, 2004, we own exclusive U.S. rights to a third product, Soriatane, which is discussed below in “Subsequent Events.”

     In addition to revenue from product sales, we receive royalties on sales of RID®, Actimmune® and Ridaura® in the U.S., and internationally on sales of Banlice®, Milice®, Bettamousse®, and, through 2003, on a super-concentrated aerosol spray licensed worldwide. We have licenses with Novartis and with Pfizer, which have the potential to bear royalties in the future depending on approval of their products for sale.

     To enable us to focus on our core sales and marketing activities, we selectively outsource certain non-sales and non-marketing functions, such as manufacturing, warehousing and distribution. As we expand our activities in these areas, we expect to invest additional financial resources in managing those outsourced functions.

     We assess our product sales using a market share analysis that takes into account prescriptions written for the total U.S. steroid market, the ratio of prescriptions written for OLUX and Luxíq to the whole market, and the ratio of prescriptions for our products to prescriptions for specific brands that we believe are being actively positioned against our products. We sell product directly to wholesale distributors and to one national retail pharmacy chain, however, whereas patients have their prescriptions filled by pharmacies that buy the drug from the wholesalers. Accordingly, the number of prescriptions written for our products only indirectly affects our product revenues.

     Consistent with pharmaceutical industry patterns, approximately 92% of our product revenues are derived from four major customers. While we attempt to estimate inventory levels of our products at our major wholesale customers using historical prescription information and historical purchase patterns, this process is inherently imprecise. Wholesale customers rarely provide us with information on complete inventory levels at regional distribution centers, or within their national distribution systems. We rely entirely on our wholesale and retail pharmacy customers to effect the distribution allocation of our products. We can give no assurances that these customers will adequately manage their local and regional inventories to avoid spot outages. Based on historically consistent purchasing patterns of our major wholesale customers, we believe our estimates of trade inventory levels of our products are reasonable. We further believe that inventories of our products among wholesale customers, taken as a whole, are similar to those of other specialty pharmaceutical companies, and that our trade practices, which periodically involve volume discounts and early payment discounts, are typical of the industry.

     We monitor wholesaler inventory using a combination of techniques, including evaluating how much inventory is sold through to the wholesalers’ customers, which we do by tracking the prescriptions filled for our products at the pharmacy level. This is an inexact science, and requires us to monitor and assess the desirable level of wholesaler inventory, industry average wholesaler inventory, seasonal demand, and other factors. We estimate prescription demand for our products primarily by analyzing third-party syndicated data sources that track prescriptions written by health care providers and dispensed by licensed pharmacies. These third-party data sources are extrapolations from information provided only by certain pharmacies, and are estimates of historical demand levels, so our estimates are subject to inherent limitation of estimates that rely on third-party data. We observe trends from these data, and, coupled with certain proprietary information, prepare demand forecasts that are the basis for purchase orders for finished inventory from our third party manufacturers. Our forecasts may fail to accurately anticipate ultimate customer demand for products. Wholesaler buying patterns and wholesaler inventory levels may not reflect underlying prescriber demand. Conversely, underlying prescriber demand my not accurately predict our reported net sales in a given period. If we overestimate demand, we may have excessive inventory production; if we underestimate demand, we may not have an adequate supply of our products in channels of distribution.

     We periodically offer promotions to wholesale and chain drugstore customers to encourage dispensing of our products, consistent with a health care provider’s prescription. Because our products compete in markets which offer multiple alternative drugs, it is important for us to ensure the licensed health care providers’ dispensing instructions are fulfilled with our branded products and are not substituted with a generic product or another therapeutic alternative product which may be contrary to the licensed health care providers’ recommended prescribed Connetics brand. We believe that a critical component of our brand protection program is maintenance of full product availability at drugstore and wholesale customers. Such availability strongly reduces the probability of local and regional product substitutions, shortages and backorders, which could result in lost sales. We expect to continue providing favorable terms to wholesale and retail drug chain customers as may be necessary to ensure the fullest possible distribution of our branded products within the pharmaceutical chain of commerce.

     We cannot control or greatly influence the purchasing patterns of wholesale and retail drug chain customers. These are highly sophisticated customers that purchase our products in a manner consistent with their industry practices and perceived business interests. Our sales are subject to the purchase requirements of our major customers, which, presumably, are based upon their projected demand levels. Purchases by any given customer, during any given financial period, may be above or below actual prescription volumes of one or more of our products during the same financial period, resulting in increases or decreases in product inventory existing in the distribution channel, which are managed presumably in accordance with such customer’s business practices.

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

CERTAIN EVENTS IN 2003

     During 2003, we had three product candidates in Phase III clinical trials: Extina, a foam formulation of a 2% concentration of the antifungal drug ketoconazole, for the treatment of seborrheic dermatitis; Actiza, a foam formulation of 1% clindamycin for the treatment of acne; and Velac Gel, a first-in-class combination of 1% clindamycin and 0.025% tretinoin for the treatment of acne. Extina and Actiza are delivered in our proprietary foam delivery system.

     In April 2003, we announced the outcome of a Phase III clinical trial evaluating Extina. The four-week, double-blinded active- and placebo-controlled trial included 619 patients at 25 centers. As designed, the trial results successfully demonstrated that Extina was not inferior to Nizoral® (ketoconazole) 2% Cream as measured by the primary endpoint of ISGA. The trial was also designed to compare Extina to placebo foam per the ISGA. The result, although in favor of Extina, did not achieve statistical significance. On all other endpoints, statistical significance was achieved; therefore, we believe that the totality of the data demonstrated that Extina was clinically superior to placebo foam. In July 2003, we submitted an NDA to the FDA for Extina. The FDA initially informed us that a user fee was required for the Extina NDA, but in December 2003 the FDA agreed that no user fee was required. The FDA did not, however, accept the NDA retroactive to the original filing date, and in January 2004 we re-submitted the NDA for Extina.

     In May 2003 we issued $90 million of convertible senior notes in a private placement exempt from registration under the Securities Act of 1933. The notes bear an interest rate of 2.25% per year and have a five-year term. The notes are convertible into shares of our common stock at a conversion rate of 46.705 shares per $1,000 principal amount of notes, subject to adjustment in certain circumstances. The conversion rate is equivalent to a conversion price of approximately $21.41 per share, which represents a 35% premium over the closing price of our common stock on the date the offering was announced. We are using the proceeds from the offering to augment our cash reserves for general corporate purposes, including the acquisition of Soriatane, capital expenditures and working capital.

     On July 15, 2003, we assigned our rights to recombinant human relaxin to BAS Medical, a private, development-stage company focused on the development and marketing of novel medical treatments. As part of the transaction, we may receive up to $1.0 million in licensing and milestone fees, plus royalties on future product sales. We received a $100,000 upfront assignment fee when the agreement was executed that we recognized as license revenue in the third quarter of 2003. We will receive the remaining $900,000 if BAS Medical achieves various milestones. BAS Medical assumed rights to develop and commercialize relaxin for all indications of use. All of our obligations under existing contracts related to relaxin were also transferred to BAS Medical as part of this transaction, and as a result in 2003 we recognized $661,000 in deferred revenue relating to previous relaxin license agreements.

     On September 30, 2003, we announced the positive outcome of the Phase III clinical trial evaluating Actiza. The 12-week, double-blinded, active- and placebo-controlled trial included 1,026 patients at 18 centers across the U.S. The trial was designed to demonstrate that Actiza was not inferior to Clindagel® (clindamycin phosphate 1% topical gel) as measured by the primary endpoints of ISGA and in percent reduction in lesion counts (total, inflammatory and non-inflammatory) from baseline to Week 12 (end of treatment). Success was defined as achieving non-inferiority to Clindagel for two out of three lesion counts and for ISGA. The trial results met or exceeded all of these requirements. Additionally, Actiza was statistically superior to placebo for all primary endpoints. Adverse events with Actiza were mild to moderate in nature and were related primarily to burning at the application site. On December 24, 2003 we filed an NDA with the FDA for Actiza.

SUBSEQUENT EVENTS

     On January 5, 2004, we reached an agreement with S.C. Johnson to terminate an existing license agreement pursuant to which we licensed to S.C. Johnson the rights to a concentrated aerosol spray that is marketed in the U.S. and internationally. On a consolidated basis, in 2003, we received $7.0 million in royalties in connection with this agreement, which included a one-time royalty payment of $2.9 million. In connection with the termination of the agreement, we will cease recognizing royalties after the first quarter of 2004, and S.C. Johnson will have a fully-paid up license to the technology.

     On February 9, 2004, we announced that we had entered into a binding purchase agreement with Roche to acquire exclusive U.S. rights to Soriatane-brand acitretin, an approved oral medicine for the treatment of severe psoriasis in adults. The transaction closed on March 4, 2004. Under the terms of the purchase agreement, we paid Roche a total of $123 million in cash at the closing to acquire Soriatane. We also agreed to assume certain liabilities in connection with returns, rebates and chargebacks, and we are obligated to buy Roche’s existing inventory within thirty days after the closing of the acquisition.

     On February 6, 2004, in connection with the Soriatane acquisition, we entered into a $30 million credit facility provided by Goldman, Sachs Credit Partners L.P. We formally terminated the credit facility on February 25, 2004, without incurring any indebtedness under the facility.

     On February 13, 2004, we completed a private placement of 3.0 million shares of our common stock to accredited institutional investors at a price of $20.25 per share, for net proceeds of approximately $57.1 million without giving effect to certain offering costs. We used a portion of the net proceeds to pay for the acquisition of exclusive U.S. rights to Soriatane, and we intend to use the balance for general corporate purposes, including working capital.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The fundamental objective of financial reporting is to provide useful information that allows a reader to comprehend our business activities. To aid in that understanding, we have identified our “critical accounting policies and estimates” which are used in preparing the consolidated financial statements. These policies have the potential to have a more significant impact on our financial statements, either because of the significance of the financial statement item to which they relate, or because they require us to make estimates and judgments due to the uncertainty involved in measuring, at a specific point in time, events that are continuous in nature.

Revenue Recognition – Reserves for Discounts, Returns, Rebates and Chargebacks.

     We recognize product revenue net of allowances for estimated discounts, returns, rebates and chargebacks. We allow a discount for prompt payment, and we estimate other allowances based primarily on our past experience. We also consider the volume and price mix of products in the retail channel, trends in distributor inventory, economic trends that might impact patient demand for our products (including competitive environment), current arrangements with managed care organizations, the economic value of the rebates being offered and other factors. In the past, actual discounts, returns, rebates and chargebacks have not generally exceeded our reserves. However, actual returns, rebates and chargebacks in the future period are inherently uncertain. Our revenue reserves are approximately 14% of our gross product revenues. If actual returns, rebates and chargebacks are significantly greater than the reserves we have established, the actual results would decrease our reported revenue; conversely, if actual returns, rebates and chargebacks are significantly less than our reserves, this would increase our reported revenue. If we changed our assumptions and estimates, our revenue reserves would change, which would impact the net revenue we report.

     We are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. As a practice, we avoid shipping product that has less than ten months dating. We monitor inventories in the distributor channel to help us assess the rate of return.

     We establish and maintain reserves for amounts payable by us to managed care organizations and state Medicaid programs. Generally, we pay managed care organizations and state Medicaid programs a rebate on the prescriptions filled that are covered by the respective programs. We determine the reserve amount at the time of sale based on our best estimate of the expected prescription fill rate to managed care and state Medicaid patients, adjusted to reflect historical experience and known changes in the factors that impact such reserves.

Revenue Recognition – Contract Revenue

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

Goodwill, Purchased Intangibles and Other Long-Lived Assets - Impairment Assessments

     We make judgments about the recoverability of goodwill, purchased intangible assets and other long-lived assets whenever events or changes in circumstances indicate an other-than-temporary impairment in the remaining value of the assets recorded on our balance sheet. To judge the fair value of long-lived assets, we make various assumptions about the value of the business that the asset relates to and typically estimate future cash flows to be generated by the asset or, in the case of goodwill, the enterprise. This may include assumptions about future prospects for the asset and typically involves computation of the estimated future cash flows to be generated. Based on these judgments and assumptions, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its actual fair value. Judgments and assumptions about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as changes in our business strategy and our internal forecasts. Although we believe the judgments and assumptions we have made in the past have been reasonable and appropriate, different judgments and assumptions could materially impact our reported financial results. More conservative assumptions of the anticipated future benefits from these assets would result in greater impairment charges, which would decrease net income and result in lower asset values on our balance sheet. Conversely, less conservative assumptions would result in smaller impairment charges and higher asset values. For more details about how we make these judgments, see Note 2 in our Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Revenues

     Our revenues consist of revenues from the sale of products, royalty revenues, and contract revenues generated from agreements with third parties. We recognize product revenue net of allowances for estimated returns, rebates and chargebacks. Typically, increases in product revenue are a result of a combination of increased sales volume and increased sales prices of our products.

	Years Ended December 31,
	2003		2002		2001
(In thousands)	$	% Change	$	% Change	$
Product:
OLUX	$47,538	47.0%	$32,339	115.7%	$14,996
Luxíq	18,857	25.4%	15,042	8.6%	13,848
Ridaura	—	N/A	—	(100%)	2,015
Other	211	9.9%	192	200%	64

Total product revenues	66,606	40.0%	47,573	53.8%	30,923
Royalty:
Royalty	7,788	166.2%	2,926	166.7%	1,097
License and contract:
Relaxin related contract revenue	827	531.3%	131	(85.2%)	888
Pfizer (formerly Pharmacia)	86	(91.5%)	1,006	N/A	—
Novartis	—	(100%)	580	N/A	—
InterMune	—	(100%)	350	(54.6%)	771
Celltech	—	(100%)	60	100%	—
Other contracts	24	(82.5%)	137	(64.4%)	385

Total license, contract and royalty revenues	8,725	68.1%	5,190	65.2%	3,141

Total revenues	$75,331	42.8%	$52,763	54.9%	$34,064

     Our net product revenues were $66.6 million in 2003 compared to $47.6 million in 2002 and $30.9 million in 2001. Increased sales volumes for OLUX and Luxíq in 2003 accounted for 64% of this increase in our 2003 net product revenues and increases in pricing accounted for the remaining 36% of this increase in the net product revenues.

     Total net product revenues increased in 2002 compared to 2001. Combined increased sales volumes for OLUX and Luxíq accounted for a 50% increase in our 2002 net product revenues (not including revenues from Ridaura) compared to 2001. Higher sales prices accounted for the remainder of the increases in net revenues of those products in 2002 compared to 2001. The increase in product revenues was partially offset by increases in our revenue reserves and a decrease in Ridaura revenue after the sale of that product in April 2001.

     We recognized $8.7 million of royalty, license and contract revenues in 2003, compared to $5.2 million in 2002 and $3.1 million in 2001. Royalty, license and contract revenue was higher for 2003 compared to 2002 primarily because we received a one-time royalty payment of $2.9 million from S.C. Johnson. We received royalties in connection with the S.C. Johnson license agreement in the amount of $2.4 million in 2002 and $7.0 million in 2003, which included a one-time royalty payment of $2.9 million. On January 5, 2004, we reached an agreement to terminate the license agreement with S.C. Johnson. We will cease recognizing royalties under this agreement after the first quarter of 2004, which will have a significant impact on our royalty revenue for 2004. Also affecting the increase in 2003, we recognized $761,000 of relaxin-related revenue associated with the execution of the agreement with BAS

Medical in July 2003. Of the relaxin-related revenue, $661,000 represented previously deferred revenue associated with relaxin license agreements with other parties that was fully recognized upon the execution of the BAS Medical agreement. These increases were partially offset by decreases in contract revenue from other third parties related to one-time contract payments made in 2002. We expect no further relaxin-related revenue.

     The increase in license revenue in 2002 from 2001 was partially due to revenue recognized in association with an agreement we entered into in December 2001 with Pfizer and an expanded license agreement with Novartis. We have an agreement with Pfizer pursuant to which Pfizer has exclusive global rights, excluding Japan, to our proprietary foam drug-delivery technology for use in Rogaine® hair loss treatment. We recognized $1.0 million under the Pfizer agreement in 2002. The agreement with Novartis expanded the existing global license to Novartis consumer health to cover Liquipatch drug-delivery system for use in topical antifungal applications. Novartis will continue to be responsible for all product development cost, and pay us license fees, milestone payments and royalties on future product sales. We recognized $580,000 of revenue related to this agreement in 2002.

     We have an agreement with InterMune pursuant to which InterMune pays us royalties for sales of Actimmune® (gamma interferon). In connection with the agreement, InterMune paid us approximately $942,000 in 2001, which was offset by related product rebates and chargebacks of $171,000. We recorded $358,000 and $172,000 in royalty revenue related to Actimmune sales in 2003 and 2002, respectively. In August 2002, we entered into an agreement with InterMune to terminate our exclusive option for certain rights in the dermatology field in exchange for a payment of $350,000. We recognized the full amount of this revenue in 2002.

     We anticipate that product revenue will increase in 2004 due to continued sales growth of OLUX and Luxíq as well as the addition of over nine months of revenue related to Soriatane product sales. In 2004, we anticipate that license and contract revenue and royalty revenue will decrease, as several revenue sources in 2003 will not recur in 2004, in particular, the royalties from S.C. Johnson. Beyond 2004, we expect license revenue to fluctuate significantly depending on whether we enter into additional collaborations, when and whether we or our partners achieve milestones under existing agreements, and the timing of any new business opportunities that we may identify.

Cost of Product Revenues

	Years Ended December 31,
	2003		2002		2001
		As a % of Net		As a % of Net		As a % of Net
		Product		Product		Product
(In thousands)	$	Revenues	$	Revenues	$	Revenues
Cost of product revenues	$5,129	7.7%	$4,190	8.8%	$3,123	10.1%

     Our cost of product revenues includes the third party costs of manufacturing OLUX, Luxíq, Ridaura (until April 2001), depreciation costs associated with Connetics-owned equipment located at the DPT facility in Texas, royalty payments based on a percentage of our product revenues, and product freight and distribution costs from SPS, the third party that handles all of our product distribution activities. The total increase in the cost of product revenues for 2003 compared to 2002 is primarily attributable to the increase in sales volume of our products, as well as the establishment of a $262,000 reserve recorded during 2003 related to minimum purchase commitments under our manufacture and supply agreement with DPT. If the effects of the $262,000 reserve from the 2003 year-to-date are excluded, we experienced a slight improvement in our gross product margin due to the combined effects of the price increases for OLUX and Luxíq, effective in the fourth quarter 2002 and the second quarter 2003, and slightly lower cost of manufacturing our products.

     The increase in total cost of product revenues in 2002 as compared to 2001 was the result of an increase in sales volumes. On a product basis, cost of product revenues decreased to 8.8% in 2002 from 10.1% in 2001. When we acquired Connetics Australia, we began to eliminate all intercompany transactions in consolidation, which included our royalty expense and Connetics Australia’s related royalty income. Our cost of product revenues decreased from 2001 to 2002 on a percentage basis primarily because we eliminated intercompany royalties of $1.7 million. That decrease was partially offset by an average increase in the cost per unit of our products of approximately 8%.

Research and Development

	Years Ended December 31,
	2003		2002		2001
(In thousands)	$	% Change	$	% Change	$
Research and development expenses	$30,109	16.6%	$25,821	34.8%	$19,156

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

     In 2003 and 2002, our research and development expenses primarily consisted of:

Years Ended December 31,
Category	2003	2002
Preclinical and clinical research in the development of new dermatology products	$13.0 million	$7.4 million
Quality assurance and quality control in the maintenance and enhancement of existing dermatology products	$5.2 million	$5.1 million
Optimization of manufacturing and process development for existing dermatology products	$2.8 million	$3.9 million
Manufacturing, process development and optimization of dermatology products under development	$2.1 million	$2.7 million
Quality assurance and quality control in the development of new dermatology products	$2.0 million	$1.9 million
Basic research and formulation of new dermatology products	$1.3 million	$1.3 million
Regulatory review of new and existing dermatology products	$1.6 million	$1.1 million

     In 2001, our research and development expenses primarily consisted of new dermatology product efforts ($6.1 million), relaxin development efforts prior to the May 2001 decision to reduce investment in the program ($4.9 million), development efforts to expand the usage of existing dermatology products ($7.6 million), and costs to integrate Connetics Australia into our research and development efforts from April 2001 ($0.6 million).

     We are conducting research on a number of potential therapeutic products for new indications that are in various phases of clinical and pre-clinical development. Pharmaceutical research and development programs, by their nature, require a substantial amount of financial and human resources and the FDA may not approve our product candidates for marketing. The costs to develop all of our potential drugs through all clinical phases would cost substantially more than the funds currently available to us. We are unable to predict the level of spending until near the end of the various programs because of the uncertainty of FDA approval of clinical study programs. We caution that many of our development efforts could experience delays, setbacks and failures, with no assurance that any of our clinical research will reach the stage of an NDA or that the NDA will be approved.

     The following table sets forth the status of, and costs attributable to, our product candidates currently in clinical trials as well as other current research and development programs. The actual timing of completion of phases of research could differ materially from the estimates provided in the table. For a discussion of the risks and uncertainties associated with the timing of completing a product development phase, see the discussion of clinical risks set forth in “Factors Affecting Our Business and Prospects.” Clinical development is inherently uncertain and expense levels may fluctuate unexpectedly because we cannot accurately predict the timing and level of such expenses.

Estimated
		Completion of	Accumulated Program-related
	Phase of	Phase III	Research and Development
Description/Indication	Development	Clinical Trials	Expenses through 2003
Extina. Foam formulation of ketoconazole for the treatment of seborrheic dermatitis.	NDA filed	Completed	$9.2 million
Actiza. Foam formulation of clindamycin for the treatment of acne.	NDA filed	Completed	$8.6 million
Velac. Gel formulation of clindamycin and tretinoin for the treatment of acne (excluding license and milestone payments to Yamanouchi).	Phase III	mid-2004	$11.4 million
Pre-clinical research and development for multiple dermatological indications.	Pre-clinical	N/A	$1.2 million

     In general, we expect research and development expenses to remain consistent in 2004 due to ongoing research and clinical trials. Consistent with our 4:2:1 development model, we have multiple product candidates in product formulation, at least two in late-stage clinical trials, and we expect to launch at least one new product or indication commercially in 2004. Pharmaceutical products that we develop internally can take several years to research, develop and bring to market in the United States. We cannot reliably estimate the overall completion dates or total costs to complete our major research and development programs. The clinical development portion of these programs can span several years and any estimation of completion dates or costs to complete would be highly speculative and subjective due to the numerous risks and uncertainties associated with developing pharmaceutical products. The FDA defines the steps required to develop a drug in the U.S. Clinical development typically involves three phases of study, and the most significant costs associated with clinical development are the Phase III trials as they tend to be the longest and largest studies conducted during the drug development process. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our business. For additional discussion of the risks and uncertainties associated with completing development of potential products, see “Factors Affecting Our Business and Prospects — We cannot sell our current products and product candidates if we do not obtain and maintain governmental approvals” and “— We may spend a significant amount of money to obtain FDA and other regulatory approvals, which may never be granted” and ”— Our continued growth depends on our ability to develop new products, and if we are unable to develop new products, our expenses may exceed our revenues without any return on the investment.”

Selling, General and Administrative Expenses

     Selling, general and administrative expenses include expenses and costs associated with finance, legal, insurance, marketing, sales, and other administrative matters.

	Years Ended December 31,
	2003		2002		2001
(In thousands)	$	% Change	$	% Change	$
Selling, general and administrative expenses	$42,600	13.2%	$37,624	4.3%	$36,062

Selling, general and administrative expenses increased in 2003 over 2002 primarily due to:

•	higher labor and benefit expenses due to increased headcount ($2.3 million increase),

•	higher expenses related to product sampling and sales promotion programs ($1.8 million increase),

•	higher cost of outside service and other fees primarily related to warehousing, distribution and production of sales and marketing materials ($600,000 increase),

•	increased business development activities ($250,000 increase), and

•	higher outside legal expenses incurred ($185,000 increase).

Those increases were partially offset by a $662,000 decrease in various marketing activities such as tradeshows, honorariums, and medical education.

Selling, general and administrative expenses increased in 2002 over 2001 primarily due to:

•	the introduction of product samples ($1.3 million increase),

•	higher labor and benefit expenses due to increased head count as well as having a full year of expanded sales force compared to eight months in 2001 ($2.7 million increase), and

•	an increase compared to 2001 in depreciation expenses related to equipment purchased to support increased headcount of $392,000.

Those increases were partially offset by $2.6 million in non-cash stock compensation expense in 2001 that did not recur in 2002.

     We expect selling, general and administrative expenses to be slightly higher in 2004 than in 2003 because we will have a full year of expenses related to increased headcount in the sales and marketing departments. We also anticipate increased marketing spending related to the commencement of marketing efforts in anticipation of approvals for Extina and Actiza. In connection with the Soriatane acquisition, we also anticipate increased marketing, sales, finance, legal and other administrative costs in connection with launching the product.

Acquired In-Process Research and Development and Milestone Payments

     In May 2002, we entered into an agreement with Yamanouchi Europe B.V. to license Velac Gel (a first in class combination of 1% clindamycin, and 0.025% tretinoin). We have licensed exclusive rights to develop and commercialize the product in the U.S. and Canada, and have licensed non-exclusive rights in Mexico. Under the terms of the agreement, we paid Yamanouchi an initial $2.0 million licensing fee, which we recorded as acquired in-process research and development expense in 2002, because the product remains in clinical development and has no alternative future use. In the fourth quarter of 2002, we initiated a Phase III trial for Velac. Under the terms of the agreement, we recorded an additional $2.0 million of acquired in-process research and development expense related to this milestone.

     In April 2001, we acquired Connetics Australia (then known as Soltec) for approximately $16.9 million. We accounted for this transaction using the purchase method and allocated $1.1 million of the purchase price to acquired in-process research and development, based on a third party valuation, and the balance to the tangible assets of Connetics Australia, existing developed technology and goodwill. Acquired in-process research and development consisted of several projects, which involved the use of novel technologies to improve the delivery of drugs. The projects were and still are in various stages of development and are subject to substantial risks, and did not have alternative future uses. The value of the in-process research and development was determined using a discounted cash flow analysis with a rate of 20%. In addition, the stage of completion of each project was considered in determining the value.

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

Loss on Program Termination (relaxin)

     In 2001 we recorded a net charge of $1.1 million representing costs accrued in connection with the reduction in workforce and the wind down of relaxin development contracts.

Interest and other income (expense), net

	Years Ended December 31,
	2003		2002		2001
(In thousands)	$	% Change	$	% Change	$
Interest and other income (expense), net
Interest income	$972	18.1%	$823	(67.6%)	$2,543
Gain on sale of investment	—	(100%)	2,086	1,609.8%	122
Gain on sale of Ridaura product line	—	—	—	(100%)	8,002
Interest expense	(1,632)	14,736.4%	(11)	(76.1%)	(46)
Other income (expense), net	234	3.1%	227	(143.7%)	(519)

     Interest Income. Interest income increased during 2003 because we had higher cash and investment balances in connection with the money we raised by issuing $90 million of convertible senior notes in May 2003, partially offset by lower market interest rates on investments. Interest income decreased in 2002 from 2001 because we had lower cash and investment balances, combined with a decrease in market interest rates on investments.

     Interest Expense. Interest expense increased during 2003 compared to 2002 as a direct result of the interest expense associated with the convertible senior notes issued in the second quarter of 2003. Interest expense in 2002 was primarily related to a financing arrangement associated with our corporate insurance policies.

Income Taxes

	Years Ended December 31,
	2003		2002		2001
(In thousands)	$	% Change	$	% Change	$
Income tax provision	$(1,167)	544.8%	$(181)	(47.5%)	$(345)

     We pay income tax in Australia and withholding tax in the U.S. in connection with the activities conducted by Connetics Australia. The income tax expense for 2003 includes $1.3 million of foreign tax provision offset by $330,000 of foreign tax credit claimed in Australia for the U.S. withholding tax paid in the same amount. Income tax expense for 2002 reflects $798,000 of foreign tax provision recorded by Connetics Australia, offset by $331,000 of foreign tax credit claimed for U.S. withholding tax paid during the year in the same amount and a U.S. tax benefit of $617,000. The U.S. tax benefit arose principally because of the provisions of the Job Creation and Worker Assistance Act of 2002 enacted on March 9, 2002, which allows taxpayers to carry back net operating losses generated in 2001 and 2002 to offset alternative minimum tax previously paid. Income tax expense in 2001 arose from the taxable operating results of Connetics Australia. For a more complete description of our income tax position, refer to Note 14 in our Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

	December 31,
	2003		2002
(In thousands)	$	% Change	$
Cash, cash equivalents and marketable securities	$114,662	246.8%	$33,064

     Sources and Use of Cash. We have financed our operations to date primarily through proceeds from equity and debt financings, sale of investments, collaborative arrangements with corporate partners, bank loans, and product revenues. We hold our cash balances in a variety of interest-bearing instruments including high-grade corporate bonds, commercial paper, U.S. Government agencies’ papers, asset and mortgage based securities, and money market accounts.

	Years Ended December 31,
(In thousands)	2003	2002	2001
Cash flows from operating activities	$(8,511)	$(12,505)	$(24,595)
Cash flows from investing activities	$(73,602)	$10,855	$(29,891)
Cash flows from financing activities	$91,048	$6,548	$(201)

     Cash Used in Operating Activities. We used cash in our operating activities in each of 2003, 2002, and 2001. In 2003, our net loss of $4.1 million was affected by non-cash charges of $2.7 million of depreciation and amortization, and increased reserves of $3.0 million related to product discounts, returns, rebates and chargebacks. Our use of cash primarily reflected an increase in accounts receivable of approximately $1.2 million related to the timing of sales and collection of outstanding amounts, an increase in other assets of $3.8 million primarily related to various prepaid activities, and a decrease in accounts payable and other accrued and current liabilities of $4.3 million primarily related to the timing of payments and activities related to product development and other business activity.

     In 2002, our use of cash included non-cash charges of $2.1 million of depreciation and amortization expense, a $2.1 million gain on the sale of investments, and $1.2 million in increased reserves related to discounts, returns, rebates and chargebacks. Our use of cash was partially offset by a $70,000 increase in accounts receivable primarily related to the timing of sales and collection of outstanding amounts, an increase in other assets of $931,000 primarily related to various prepaid activities, and an increase in accounts payable of approximately $4.1 million related to increased development costs.

     In 2001, our use of cash included non-cash charges of $2.0 million of depreciation and amortization expense and $555,000 in other expense related to the foreign exchange forward contract, acquired in-process research and development charge of $1.1 million related to the Connetics Australia acquisition, a one-time $1.1 million charge related to the reduction in the relaxin program, and non-cash compensation charges in the amount of $2.6 million, more than offset by the $8.0 million gain on the sale of the Ridaura product line.

     Cash Flows from Investing Activities. We received cash from investing activities in 2002, and used cash in investing activities in 2003 and 2001. In 2003, we used cash in investing activities primarily as the result of a significant net increase in purchasing of marketable securities following the convertible debt financing. We had only moderate increases in operating expenses in twelve months ended December 31, 2003 compared to the same period in 2002, but our property and equipment expenditures decreased by $2.9 million in 2003 compared to 2002. The decrease is primarily because we had expenditures in 2002 that were not repeated in 2003, including $2.5 million related to the construction of an aerosol filling line at DPT’s plant in Texas, which occurred in 2002. In 2001, our principal uses of cash for investing activities were net purchases of marketable securities and the acquisition of Connetics Australia, which were partially offset by proceeds from the sale of the Ridaura product line.

     Cash Flows from Financing Activities. Financing activities provided $91.0 million in cash during 2003 and $6.5 million in cash during 2002. In 2001, we used $201,000 in financing activities. The increase in 2003 primarily represents $86.3 million of net proceeds we received from the issuance of convertible senior notes. We recognized $4.3 million in net proceeds from the issuance of common stock pursuant to the exercise of warrants and stock options during 2003 compared to the 2002 proceeds of $5.1 million from the sale of common stock. During 2002, $1.4 million of previously restricted certificates of deposits related to our controlled disbursements account, security deposit in connection with an operating lease arrangement, and collateral on certain officers’ personal bank loans were released. For the same period in 2003, $420,000 of previously restricted certificates of deposit were released: one related to a security deposit on our facility and the other related to collateral on certain officers’ personal bank loans.

     Working Capital. Our working capital increased by $87.0 million to $112.2 million at December 31, 2003 from $25.2 million at December 31, 2002, primarily due to the convertible debt financing which we completed in the second quarter of 2003. Working capital decreased to $25.2 million at December 31, 2002 from $44.0 million at December 31, 2001, primarily because in 2002 we used cash in operations and for the acquisition of acquired in-process development. Working capital at December 31, 2003 includes cash, cash equivalents and marketable securities of $114.7 million. Giving effect to the net proceeds of the private placement that closed on February 13, 2004, and the use of cash to purchase exclusive U.S. rights to Soriatane and existing Soriatane inventory from Roche, our adjusted cash, cash equivalents and marketable securities as of December 31, 2003 would be approximately $47.2 million without giving effect to certain transaction costs and assumed liabilities (including reserves for discounts, returns, rebates and chargebacks) related to the acquisition and to the private placement.

      Contractual Obligations and Commercial Commitments. As of December 31, 2003, we had the following contractual obligations and commitments:

Payments Due by Period
		Less than			More Than
Contractual Obligations	Total	1 year	1 – 3 years	3 – 5 years	5 years
Long-Term Debt Obligations (1)	$99.0 million	$2.0 million	$4.1 million	$92.9 million	—
Operating Lease Obligations (2)	4.0 million	$2.5 million	$1.2 million	$0.1 million	$0.2 million
Purchase Obligations (3)	8.2 million	$0.5 million	$1.5 million	$1.7 million	$4.5 million
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total Contractual Cash Obligations	$111.2 million	$5.0 million	$6.8 million	$94.7 million	$4.7 million

(1)	On May 28, 2003, we issued $90 million of 2.25% convertible senior notes due May 30, 2008 in a private offering. The notes are unsecured and rank equal to all of our future unsecured and unsubordinated debts. The notes are convertible at any time at the option of note holders into shares of our common stock at a conversion rate of 46.705 shares for each $1,000 principal amount of notes, subject to adjustment in certain circumstances, which is equivalent to a conversion price of approximately $21.41 per share. The amounts reflected above include annual interest payments of approximately $2.0 million per year, assuming that the notes are not redeemed or converted before maturity.

(2)	We lease laboratory and office facilities under noncancelable operating leases, which expire through 2005. Under our agreement with DPT, we are also obligated to pay approximately $56,000 per year in rent for the pro rata portion of DPT’s facility allocated to the aerosol line. Under the DPT agreement, we will pay rent for the term of the agreement or as long as we own the associated assets, whichever is longer. We also lease various automobiles and office equipment under similar leases, expiring through 2007. These obligations are to be partially offset by $313,000 to be received from subleasing arrangements with third parties.

(3)	In March 2002 we entered into a manufacturing and supply agreement with DPT that requires minimum purchase commitments, beginning six months after the opening of the commercial production line and continuing for 10 years. Also in 2002 we entered into a license agreement that requires minimum royalty payments beginning in 2005 and continuing for fifteen years, unless the agreement is terminated earlier by either party.

     We believe our existing cash, cash equivalents and marketable securities, cash generated from product sales and collaborative arrangements with corporate partners, will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the next 12 months. The amount of our future product revenues is uncertain, as product sales can be impacted by patent risks and competition from new products, and products under development may not be safe and effective or approved by the FDA, or we may not be able to produce them in commercial quantities at reasonable costs, and the products may not gain satisfactory market acceptance. The amount of capital we require for operations in the future depends on numerous factors, including the level of product revenues, the extent of commercialization activities, the scope and progress of our clinical research and development programs, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, and enforcing patent claims and other intellectual property rights, and competing technological and market developments. If we need funds in the future to in-license or acquire additional marketed or late-stage development products, a portion of the funds may come from our existing cash, which will result in fewer resources available to our current products and clinical programs. To take action on business development opportunities we may identify in the future, we may need to use some of our available cash, or raise additional cash by liquidating some of our investment portfolio and/or raising additional funds through equity or debt financings. On February 13, 2004, we completed a private placement of 3.0 million shares of our common stock to accredited institutional investors at a price of $20.25 per share. We intend to use the net cash after giving effect to the Soriatane acquisition for general corporate purposes, including working capital.

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

OFF BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

     EITF 00-21. In November 2002, the Emerging Issues Task Force, or EITF, of the Financial Accounting Standards Board, or FASB, issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” which addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. EITF 00-21 requires us to divide revenue arrangements with multiple deliverables into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. EITF 00-21 also requires us to allocate the consideration among the separate units of accounting based on their fair values, and to consider applicable revenue recognition criteria separately for each of the separate units of accounting. EITF 00-21 is effective for revenue arrangements we enter into after June 30, 2003. There was no impact on our financial statements from the adoption of EITF 00-21.

     FIN 46. In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46, as amended, applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after March 15, 2004. Certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 is not expected to have a significant impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Interest Rate Risk. Our holdings of financial instruments comprise a mix of securities that may include U.S. corporate debt, U.S. government debt, municipal debt, and asset and mortgage backed securities. All such instruments are classified as securities available for sale. Generally, we do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our market risk exposure consists principally of exposure to reductions in interest rates. Interest income from our investments is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our marketable securities, we have concluded that we face minimal material market risk exposure.

     The table below presents the principal amounts and weighted average interest rates by year of maturity for our investment portfolio as of December 31, 2003 (dollar amounts in thousands):

						There-		Fair
	2004	2005	2006	2007	2008	after	Total	Value
Assets:
Available-for-sale securities	$50,054	$15,965	$3,800	$850	$300	$22,646	$93,615	$95,545
Weighted average annual interest rate	4.4%	4.9%	2.9%	1.2%	1.2%	1.3%	—	—
Liabilities:
2.25% Convertible Senior Notes Due 2008	—	—	—	—	$90,000	—	$90,000	$96,912
Average interest rate	—	—	—	—	2.25%	—	—	—

     Included in the table above are principal and fair value amounts of $20.1 million as of December 31, 2003, related to auction rate securities. Although these securities have long final maturities (from 14 to 37 years), we consider them to be short-term investments because liquidity is provided through the short-term (7 to 90 days) interest rate reset mechanism. These securities are allocated between maturity groupings based on their final maturities. The table above also includes principal amounts of $7.7 million and fair value amounts of $7.8 million related to asset-backed and mortgage-backed securities that are allocated between maturity groupings based on their final maturities.

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

Item 9A. Controls and Procedures

     Thomas G. Wiggans, our Chief Executive Officer, and John L. Higgins, our Chief Financial Officer, have evaluated the effectiveness of Connetics’ disclosure controls and procedures as of December 31, 2003. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on their evaluation, each of them concluded that our disclosure controls and procedures were effective to ensure that the material information required to be disclosed by Connetics in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There have been no changes in our internal control over financial reporting during the period covered by this Report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Our Directors and Executive Officers

               (a) Information regarding our Board of Directors is incorporated by reference to the sections entitled “Election of Directors,” “ Stock Ownership, ” “Corporate Governance,” and “Report of the Audit Committee” in our Proxy Statement (“2004 Proxy Statement”) to be filed with the Securities and Exchange Commission relating to our annual meeting of stockholders to be held May 7, 2004.

               (b) Information regarding our executive officers is included in Part I of this Report in the section entitled “Business – Executive Officers of the Company,” and is incorporated by reference to the section entitled “Stock Ownership” in our 2004 Proxy Statement.

               (c) Information regarding the identity of the audit committee members and the audit committee financial expert is incorporated by reference to the section entitled “Report of the Audit Committee” in our 2004 Proxy Statement.

               (d) Information with respect to our policy regarding nominations by stockholders for the Board is incorporated by reference to the section entitled “Corporate Governance” in our 2004 Proxy Statement.

               (e) The information found in our 2004 Proxy Statement under the heading “Stock Ownership – Section 16 (a) Beneficial Ownership Reporting Compliance” is incorporated by reference.

               (f) The Board has adopted a code of professional conduct that applies to all employees, and a supplemental code of professional conduct that applies to our CEO, senior financial officers, and the Board of Directors. These codes of conduct are posted on the Corporate Governance section of our website at http://governance.connetics.com. We intend to disclose any amendments to, or waivers from, our codes of conduct on our website.

Item 11. Executive Compensation

     Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Executive Compensation and Related Information” in our 2004 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information regarding the beneficial ownership of our common stock by certain beneficial owners and by our directors and management, is incorporated by reference to the information set forth under the caption “Stock Ownership” in our 2004 Proxy Statement.

     Equity Compensation Plan Information. The following table sets forth information as of December 31, 2003 with respect to all of our compensation plans under which equity securities are authorized for issuance.

	(a)	(b)		(c)
				Number of securities remaining
	Number of securities to be			available for future issuance
	issued upon exercise of	Weighted average exercise		under equity compensation
	outstanding options, warrants	price of outstanding options,		plans (excluding securities
Plan Category	and rights	warrants and rights		reflected in column (a))
Equity compensation plans approved by security holders (1)	5,435,997 (2)	$8.42 (2	) (3)	1,089,513 (4)
Equity compensation plans not approved by security holders (5)	609,437	$7.25		145,386
Total	6,045,434	$8.30		1,234,899

(1)	Consists of the 1994 Stock Plan, the 1995 Employee Stock Purchase Plan, or ESPP, the 1995 Directors’ Stock Option Plan, the Stock Plan (2000), and the 2002 Employee Stock Plan. No shares are available to grant under the 1994 Stock Plan, and the 325,000 shares available to grant under the Directors’ Plan are not available to Connetics employees.

(2)	Excludes purchase rights accruing under the ESPP which have a stockholder approved reserve of 335,700 shares.

(3)	Weighted average exercise price of outstanding options; excludes shares issued to date under the ESPP.

(4)	Includes shares available for future issuance under the ESPP. As of March 1, 2004, an aggregate of 216,320 shares were available for issuance under the ESPP.

(5)	Consists of the 1998 Supplemental Stock Plan, the 2000 Non-Officer Stock Plan, the International Stock Incentive Plan, and certain non-plan stock options and common stock warrants. These are discussed in more detail in Note 13 of Notes to Consolidated Financial Statements. Each of the non-stockholder approved plans provides for options to be granted only to non-officer employees of Connetics, and the options granted under the plans are nonstatutory stock options.

Item 13. Certain Relationships and Related Transactions

     Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our 2004 Proxy Statement.

Item 14. Principal Accountant Fees and Services

     The information required by this item is incorporated by reference to the section entitled “Audit and Other Fees” of our 2004 Proxy Statement.

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

Schedule II — Valuation and Qualifying Accounts

Allowance for doubtful		Additions
accounts, discounts,	Balance at	Charged to		Balance at
returns, rebates and	start of	Expense/Revenue		end
chargebacks	period	net of reversals	Utilizations	of period
Year ended December 31,
2003	$2,041,507	$10,909,819	$(7,918,349)	$5,032,977
2002	$975,318	$5,353,368	$(4,287,179)	$2,041,507
2001	$1,458,734	$2,120,208	$(2,603,624)	$975,318

3.	The Exhibits filed as a part of this Report are listed in the Index to Exhibits.

(b)	Reports on Form 8-K. We filed or furnished the following Current Reports on Form 8-K during the quarter ended December 31, 2003. Current Reports furnished under Item 12, Results of Operations and Financial Condition, are not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

(i)	Current Report on Form 8-K dated December 22, 2003, filed with the Securities and Exchange Commission on December 24, 2003, under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

(ii)	Current Report on Form 8-K dated December 10, 2003, filed with the Securities and Exchange Commission on December 11, 2003, under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

(iii)	Current Report on Form 8-K dated November 21, 2003, filed with the Securities and Exchange Commission on November 24, 2003, under Item 5, Other Events.

(iv)	Current Report on Form 8-K dated October 21, 2003, furnished to the Securities and Exchange Commission on October 21, 2003, under Item 7, Financial Statements & Exhibits and Item 12, Results of Operations and Financial Condition.

(v)	Current Report on Form 8-K dated September 30, 2003, filed with the Securities and Exchange Commission on October 1, 2003, under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

(c)	Exhibits. See Index to Exhibits.

(d)	Financial Statement Schedules. See Item 15(a)(2), above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Connetics Corporation
a Delaware corporation

By:	/s/ John L. Higgins

John L. Higgins
Chief Financial Officer
Executive Vice President, Finance
and Corporate Development

Date: March 11, 2004

     Each person whose signature appears below constitutes and appoints Katrina J. Church and John L. Higgins, jointly and severally, his or her attorneys-in-fact and agents, each with the power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits and other documents in connection therewith, with the Securities and Exchange Commission, granting to each attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he or she might or could do in person, and ratifying and confirming all that the attorneys-in-fact and agents, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:

/s/ Thomas G. Wiggans	President, Chief Executive
	Officer and Director	March 11, 2004
Thomas G. Wiggans

Principal Financial and Accounting Officer:

/s/ John L. Higgins	Chief Financial Officer;
Executive Vice President,
John L. Higgins	Finance and Corporate Development	March 11, 2004

Signature	Title	Date
Directors:

/s/ Alexander E. Barkas
	Director	March 11, 2004
Alexander E. Barkas

/s/ Eugene A. Bauer
	Director	March 11, 2004
Eugene A. Bauer

/s/ R. Andrew Eckert
	Director	March 11, 2004
R. Andrew Eckert

/s/ Denise M. Gilbert
	Director	March 11, 2004
Denise M. Gilbert

/s/ John C. Kane
	Director	March 11, 2004
John C. Kane

/s/ Thomas D. Kiley
	Director	March 11, 2004
Thomas D. Kiley

/s/ Leon E. Panetta
	Director	March 11, 2004
Leon E. Panetta

/s/ G. Kirk Raab
	Chairman of the Board	March 11, 2004
G. Kirk Raab

CONNETICS CORPORATION
FORM 10-K
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements and Report of Independent Auditors are filed as part of this Report:

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Connetics Corporation

     We have audited the accompanying consolidated balance sheets of Connetics Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Connetics Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Palo Alto, California
January 23, 2004,
except for Note 18 as to which
the date is March 4, 2004

CONNETICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$17,946	$8,624
Marketable securities	96,716	24,440
Restricted cash – current	304	424
Accounts receivable, net of allowances of $5,033 in 2003 and $2,042 in 2002	2,594	4,308
Prepaid expenses and other current assets	4,814	1,803

Total current assets	122,374	39,599
Property and equipment, net	5,628	5,860
Restricted cash –long term	—	300
Debt issuance costs, deposits and other assets	5,418	848
Goodwill, net	6,271	6,271
Other intangible assets, net	6,206	6,675

Total assets	$145,897	$59,553

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,884	$7,760
Accrued payroll and related expenses	3,792	2,942
Accrued clinical trial costs	857	1,223
Current portion of deferred revenue	19	363
Other accrued liabilities	1,575	2,126

Total current liabilities	10,127	14,414
Convertible senior notes	90,000	—
Deferred revenue, net of current portion	—	396
Other non-current liabilities	16	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; shares issued and outstanding: 31,885,404 in 2003 and 31,180,436 in 2002	32	31
Additional paid-in capital	174,080	169,769
Deferred stock compensation	(31)	(48)
Accumulated deficit	(130,188)	(126,088)
Accumulated other comprehensive income	1,861	1,079

Total stockholders’ equity	45,754	44,743

Total liabilities and stockholders’ equity	$145,897	$59,553

See accompanying Notes to Consolidated Financial Statements.

CONNETICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2003	2002	2001
Revenues:
Product	$66,606	$47,573	$30,923
Royalty	7,788	2,926	1,097
License, contract and other	937	2,264	2,044

Total revenues	75,331	52,763	34,064
Operating costs and expenses:
Cost of product revenues	5,129	4,190	3,123
Research and development	30,109	25,821	19,156
Selling, general and administrative	42,600	37,624	36,062
Acquired in-process research and development and milestone payments	—	4,350	1,080
Loss on program termination	—	312	1,142

Total operating costs and expenses	77,838	72,297	60,563

Loss from operations	(2,507)	(19,534)	(26,499)
Interest and other income (expense):
Interest income	972	823	2,543
Gain on sale of investment	—	2,086	122
Gain on sale of Ridaura product line	—	—	8,002
Interest expense	(1,632)	(11)	(46)
Other income (expense), net	234	227	(519)

Loss before income taxes	(2,933)	(16,409)	(16,397)
Income tax provision	1,167	181	345

Net loss	$(4,100)	$(16,590)	$(16,742)

Basic and diluted loss per share —
Net loss per share	$(0.13)	$(0.54)	$(0.56)

Shares used to compute basic and diluted net loss per share	31,559	30,757	29,861

See accompanying Notes to Consolidated Financial Statements.

CONNETICS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Number of					Accumulated
	Common	Common	Additional	Deferred		Other	Total
	Shares	Stock	Paid-in	Stock	Accumulated	Comprehensive	Stockholders’
	Outstanding	Amount	Capital	Compensation	Deficit	Income	Equity
Balance at December 31, 2000	29,685	$30	$159,212	$(21)	$(92,756)	$6,141	$72,606
Common stock issued under stock option and purchase plans	519	—	2,070	—	—	—	2,070
Issuance of common stock pursuant to license agreements	1	—	12	—	—	—	12
Exercise of warrants	52	—	392	—	—	—	392
Stock compensation expense	—	—	2,584	(48)	—	—	2,536
Comprehensive loss:
Net loss	—	—	—	—	(16,742)	—	(16,742)
Unrealized gain on investments	—	—	—	—	—	503	503
Foreign currency translation adjustment	—	—	—	—	—	(23)	(23)

Total comprehensive loss							(16,262)

Balance at December 31, 2001	30,257	30	164,270	(69)	(109,498)	6,621	61,354
Common stock issued under stock option and purchase plans	659	1	3,449	—	—	—	3,450
Issuance of common stock pursuant to license agreements	1	—	12	—	—	—	12
Exercise of warrants	263	—	1,683	—	—	—	1,683
Stock compensation expense	—	—	355	21	—	—	376
Comprehensive loss:
Net loss	—	—	—	—	(16,590)	—	(16,590)
Reclassification adjustment for realized gain on sale of equity security	—	—	—	—	—	(2,086)	(2,086)
Unrealized loss on investments	—	—	—	—	—	(3,532)	(3,532)
Foreign currency translation adjustment	—	—	—	—	—	76	76

Total comprehensive loss							(22,132)

Balance at December 31, 2002	31,180	31	169,769	(48)	(126,088)	1,079	44,743
Common stock issued under stock option and purchase plans	674	1	4,158	—	—	—	4,159
Exercise of warrants	31	—	153	—	—	—	153
Stock compensation expense	—	—	—	17	—	—	17
Comprehensive loss:
Net loss	—	—	—	—	(4,100)	—	(4,100)
Unrealized loss on investments	—	—	—	—	—	(167)	(167)
Foreign currency translation adjustment	—	—	—	—	—	949	949

Total comprehensive loss							(3,318)

Balance at December 31, 2003	31,885	$32	$174,080	$(31)	$(130,188)	$1,861	$45,754

See accompanying Notes to Consolidated Financial Statements.

CONNETICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(4,100)	$(16,590)	$(16,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,422	1,285	953
Amortization of goodwill, intangible assets and debt issuance costs	1,249	810	1,057
Allowance for discounts, returns, rebates and chargebacks	2,994	1,173	(516)
Gain on sale of investment	—	(2,086)	(122)
Gain on sale of Ridaura product line	—	—	(8,002)
Stock compensation expense	17	388	2,548
Non-cash charge for acquired in-process research and development	—	—	1,080
Loss on foreign exchange forward contract	—	—	555
Changes in assets and liabilities:
Accounts receivable	(1,236)	(70)	(575)
Other assets	(3,773)	(931)	(588)
Accounts payable	(4,199)	4,119	(1,645)
Accrued and other current liabilities	(146)	(3)	(3,166)
Deferred revenue	(739)	(600)	568

Net cash used in operating activities	(8,511)	(12,505)	(24,595)

Cash flows from investing activities:
Purchases of marketable securities	(135,352)	(32,573)	(56,371)
Sales and maturities of marketable securities	62,909	47,335	35,870
Purchases of property and equipment	(959)	(3,907)	(1,758)
Proceeds from sale of Ridaura product line	—	—	8,979
Acquisition of patent	(200)	—	—
Acquisition of business, net of cash acquired	—	—	(16,611)

Net cash provided by (used in) investing activities	(73,602)	10,855	(29,891)

Cash flows from financing activities:
Restricted cash	420	1,415	(1,876)
Proceeds from issuance of convertible senior notes, net of issuance costs	86,316	—	—
Proceeds from issuance of common stock	4,312	5,133	2,462
Payments of debt and capital leases	—	—	(787)

Net cash provided by (used in) financing activities	91,048	6,548	(201)
Effect of foreign currency exchange rates on cash and cash equivalents	387	123	(24)

Net change in cash and cash equivalents	9,322	5,021	(54,711)
Cash and cash equivalents at beginning of year	8,624	3,603	58,314

Cash and cash equivalents at end of year	$17,946	$8,624	$3,603

Supplementary information:
Interest paid	$1,028	$11	$46
Income taxes paid	1,541	654	698

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

Note 1. Organization and Development of the Company

     Connetics Corporation, or Connetics, was incorporated in the State of Delaware on February 8, 1993. Connetics is a specialty pharmaceutical company focusing exclusively on the treatment of dermatological conditions. We currently market two pharmaceutical products in the United States, OLUX® Foam (clobetasol propionate), 0.05%, and Luxíq® Foam (betamethasone valerate), 0.12%. Effective March 4, 2004, we also own exclusive U.S. rights to a third product, Soriatane (see Note 18). We also have several product candidates under development. Our commercial business is focused on the dermatology marketplace, which is characterized by a large patient population that is served by a relatively small number of treating physicians. We cannot assure you that any of our other potential products will be successfully developed, receive the necessary regulatory approvals, or be successfully commercialized. Accordingly, our ability to continue our development and commercialization activities is dependent upon the ability of our management to increase sales of our existing products and obtain substantial additional financing.

     In the course of our development activities, we have sustained continuing operating losses, and our uses of capital and our requirements may increase in future periods. As a result, we may require additional funds until such time that we are able to sustain profitability, if ever, and we may attempt to raise additional funds through equity or debt financings (see Note 18), collaborative arrangements with corporate partners or from other sources. We currently have no commitments for any additional financings, and we cannot assure you that additional funding will be available to finance our ongoing operations when needed or, if available, that the terms for obtaining such funds will be favorable or will not result in dilution to our stockholders.

Note 2. Summary of Significant Accounting Policies

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

Revenue Recognition

     Product Sales. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. We recognize product revenue net of estimated allowances for discounts, returns, rebates and chargebacks. We are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. We authorize returns for damaged products and exchanges for expired products in accordance with our return goods policy and procedures, and we establish reserves for such amounts at the time of sale. To date we have not experienced significant returns of damaged or expired product. Product shipping and handling costs are included in cost of product revenues.

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

Cash Equivalents and Marketable Securities

     Cash and cash equivalents consist of cash on deposit with banks and money market and other debt instruments with original maturities of 90 days or less at the date of purchase. Investments with maturities beyond three months at the date of acquisition are included in marketable securities. Marketable securities are classified as available for sale at the time of purchase and are carried at fair value, and we report unrealized gains and losses as a component of other comprehensive income (loss) in stockholders’ equity. We determine the cost of securities sold using the specific identification method.

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

Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, generally three to five years. Equipment we have purchased on behalf of our contract manufacturer is being depreciated using the units of production method based on contractual minimum quantities to be produced over the term of the agreement. We amortize leasehold improvements and assets acquired under capital lease arrangements over the shorter of the estimated useful lives of the assets or the lease term.

Goodwill, Purchased Intangibles and Impairment of Long Lived Assets

     We record goodwill in a business combination when the purchase price of the net tangible and identifiable intangible assets we acquire exceeds their fair value. In July 2001 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, effective January 1, 2002, we are not required to amortize goodwill and intangible assets with indefinite lives, but are required to periodically review these assets for impairment. Intangible assets determined to have definite lives will continue to be amortized over their useful lives.

     We adopted SFAS 142 effective January 1, 2002 and reclassified amounts to goodwill that were previously allocated to assembled workforce. When we adopted SFAS 142, we ceased amortizing goodwill previously representing an expense of approximately $700,000 per year. In conjunction with the implementation of SFAS 142 we performed an impairment test of goodwill as of January 1, 2002, which did not result in an impairment charge at transition. SFAS 142 also requires that we test goodwill for impairment on an annual basis or more frequently if indicators of potential impairment exist. We performed the annual test as of October 1, 2003, which also did not result in an impairment charge. We will perform this annual test on October 1 of future years or more frequently if indicators of potential impairment exist. We will continue to amortize other intangible assets that meet the criteria for separate recognition from goodwill over their useful lives of ten years.

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

Fair Value of Financial Instruments

     The fair value of our cash equivalents and marketable securities is based on quoted market prices. The carrying amount of cash equivalents and marketable securities are equal to their respective fair values at December 31, 2003 and 2002.

     Other financial instruments, including accounts receivable, accounts payable and accrued liabilities, are carried at cost, which we believe approximates fair value because of the short-term maturity of these instruments. The fair value of our convertible subordinated debt was $96.9 million at December 31, 2003, which we determined using available market information.

Research and Development

     Research and development expenses include related salaries and benefits, laboratory supplies, external research programs, clinical studies and allocated overhead costs such as rent, supplies and utilities. All such costs are charged to research and development expense as incurred.

Inventories

     Inventories consist primarily of finished goods held at the manufacturers’ facilities and are valued at the lower of actual cost or market. All such amounts are included in other current assets in the Consolidated Balance Sheets.

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

     Our products are promoted to dermatologists, but they are sold primarily to wholesalers and retail chain drug stores, and our product revenues and trade accounts receivable are concentrated with a few customers. The following tables detail those concentrations in gross product sales and trade accounts receivable that are greater than 10% of the relative total, for each of the years ended December 31, 2003, 2002 and 2001.

	Percentage of Product Revenues
	Years Ended December 31,
Customer	2003	2002	2001
Cardinal Health	36%	43%	44%
McKesson	30%	26%	29%
AmerisourceBergen	15%	23%	16%
Walgreens	11%	—	—

	Percentage of Outstanding Trade
	Accounts Receivable
	as of December 31,
Customer	2003	2002	2001
Cardinal Health	36%	54%	45%
McKesson	28%	6%	33%
AmerisourceBergen	17%	37%	16%

Comprehensive Income (Loss)

     Comprehensive income (loss) represents net loss, unrealized gains (losses) on our available-for-sale securities, and foreign currency translation adjustments, all net of taxes. Accumulated other comprehensive income included $859,000 of net unrealized gains on investments and $1.0 million of foreign currency translation adjustments as of December 31, 2003; and $1.0 million of net unrealized gains on investments and $53,000 of foreign currency translation adjustments as of December 31, 2002. Comprehensive income (loss) has been disclosed in the Consolidated Statement of Stockholders’ Equity.

Advertising

     We expense advertising costs as we incur them. Advertising costs were $380,000 in 2003, $362,000 in 2002, and $1,025,000 in 2001.

Stock-Based Compensation

     We grant stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. We use the intrinsic-value method of accounting for stock-based awards granted to employees, as allowed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. Accordingly, we do not recognize any stock-based employee compensation in our financial statements when those options have exercise prices equal to or greater than fair market value. We also do not record any compensation expense in connection with our Employee Stock Purchase Plan as long as the purchase price is not less than 85% of the fair market value at the beginning or end of each offering period, whichever is lower.

     We have determined compensation expense for options granted to non-employees in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended, and Emerging Issues Task Force No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. We periodically re-measure the compensation expense for options granted to non-employees as the underlying options vest.

     The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to options granted under our stock option plans and our ESPP. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	Years Ended December 31,
(in thousands except per share amounts):	2003	2002	2001
Net loss, as reported	$(4,100)	$(16,590)	$(16,742)
Add: stock-based compensation expense, included in reported net loss	17	21	322
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,834)	(4,535)	(3,836)

Pro forma net loss	$(13,917)	$(21,104)	$(20,256)

Net loss per share:
Basic and diluted — as reported	$(0.13)	$(0.54)	$(0.56)
Basic and diluted— pro forma	$(0.44)	$(0.69)	$(0.68)

     For purposes of this analysis, we estimate the fair value of each option on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

	Stock Option Plans			Stock Purchase Plan
	2003	2002	2001	2003	2002	2001
Expected stock volatility	60.62%	65.28%	70.0%	57.50%	77.26%	94.0%
Risk-free interest rate	4.06%	4.63%	5.35%	4.40%	5.61%	5.92%
Expected life (in years)	3.16	3.48	3.57	1.36	1.33	1.81
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires us to make highly subjective assumptions, including the expected volatility of our stock. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we do not believe that the existing models necessarily provide a reliable single measure of the fair value of our options. The weighted average fair value of options granted, determined using the Black-Scholes model, was $5.83 in 2003, $5.74 in 2002, and $3.02 in 2001.

     The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on reported results of future years.

Net Income (Loss) Per Share

     We compute basic net income (loss) per common share by dividing net income (loss) by the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share using the weighted average of all common and diluted equivalent stock options and warrants outstanding during the period. We excluded all stock options and warrants from the calculation of diluted loss per common share for the years ended December 31, 2003, 2002, and 2001, because these securities were anti-dilutive in those years. We excluded convertible debt for the year ended December 31, 2003, because its effect is also anti-dilutive.

     Warrants, options and convertible debt excluded from the calculation of diluted loss per share are as follows:

	Years Ended December 31,
	2003	2002	2001
Warrants	59,177	90,427	391,752
Options	5,986,257	4,883,966	4,221,556
Convertible Debt	4,203,450	—	—

Disclosure about Segments of an Enterprise and Related Information

     SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires us to identify the segment or segments we operate in. Based on the standards set forth in SFAS 131, we operate in one segment: the development and commercialization of specialty pharmaceuticals in the field of dermatology. For each of the years ended December 31, 2003 and 2002, approximately 98% of our total revenues were derived from customers in the United States. For the year ended December 31, 2001, approximately 96% of our total revenues were derived from customers in the United States.

     Revenues by product are as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
OLUX	$47,538	$32,339	$14,996
Luxíq	18,857	15,042	13,848
Other	211	192	2,079

	$66,606	$47,573	$30,923

     We do not have a material amount of long-lived assets outside of the United States.

Recent Accounting Pronouncements

     EITF 00-21. In November 2002, the Emerging Issues Task Force (or EITF) of the FASB issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” which addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. EITF 00-21 requires us to divide revenue arrangements with multiple deliverables into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. EITF 00-21 also requires us to allocate the consideration among the separate units of accounting based on their fair values, and to consider applicable revenue recognition criteria separately for each of the separate units of accounting. EITF 00-21 is effective for revenue arrangements we enter into after June 30, 2003. There was no impact on our financial statements from the adoption of EITF 00-21.

     FIN 46. In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46, as amended, applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after March 15, 2004. Certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 is not expected to have a significant impact on our financial position or results of operations.

Note 3. Cash Equivalents and Marketable Securities

     The following tables summarize our available-for-sale investments (in thousands):

	December 31, 2003
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt	$53,165	$17	$(41)	$53,141
Government securities	35,387	7	(11)	35,383
Asset backed securities	7,016	7	(2)	7,021
Equity securities	289	882	—	1,171
Money market funds	12,894	—	—	12,894

Total	108,751	913	(54)	109,610
Less amount classified as cash equivalents	(12,894)			(12,894)

Total marketable securities	$95,857	$913	$(54)	$96,716

	December 31, 2002
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Corporate debt	$18,137	$31	$(1)	$18,167
Commercial paper	5,500	—	—	5,500
Equity securities	289	996	—	1,285
Money market funds	626	—	—	626

Total	24,551	1,027	(1)	25,578
Less amount classified as cash equivalents	(1,138)	—	—	(1,138)

Total marketable securities	$23,414	$1,027	$(1)	$24,440

     The following table summarizes the amortized cost of the estimated fair value of available-for-sale debt securities at December 31, by contract maturity (in thousands):

	2003		2002
		Estimated Fair		Estimated Fair
	Amortized Cost	Value	Amortized Cost	Value
Mature in less than one year	$50,550	$50,971	$17,335	$17,655
Mature in one to three years	20,590	20,746	—	—
Mature in over three years	23,797	23,828	5,500	5,500

Total	$94,937	$95,545	$22,835	$23,155

     The table above also includes amounts related to asset-backed and mortgage-backed securities that are allocated between maturity groupings based on their final maturities.

     The gross realized gains and losses on sales of available-for-sale investments were immaterial for all periods presented except for 2002 in which we recognized a gain of $2.1 million related to the sale of an equity security we had been holding.

Note 4. Property and Equipment

     Property and equipment consist of the following (in thousands):

	December 31,
	2003	2002
Laboratory and manufacturing equipment	$5,073	$4,632
Leasehold improvements	2,982	3,023
Computer equipment	2,250	1,927
Furniture, fixtures and office equipment	1,284	1,258
Land, building and building improvements	736	555

	12,325	11,395
Less accumulated depreciation and amortization	(6,697)	(5,535)

Property and equipment, net	$5,628	$5,860

Note 5. Acquisition of Connetics Australia (formerly Soltec Research Pty Ltd.)

     In April 2001, we acquired Soltec Research Pty Ltd. We changed Soltec’s name to Connetics Australia Pty Ltd. in 2002. On a consolidated basis we now own the intellectual property that we licensed from Connetics Australia before the acquisition. Our marketed dermatology products and current product development programs are based on technology developed by Connetics Australia. Connetics Australia has leveraged its broad range of drug delivery technologies by entering into license agreements with dermatology companies around the world. Those license agreements bear royalties payable to Connetics Australia for currently marketed products, as well as potential future royalties for products under development. We accounted for the acquisition using the purchase method of accounting, and accordingly the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date.

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

Note 6. Goodwill and Other Intangible Assets

     There was no change in the carrying amount of goodwill for the year ended December 31, 2003. The components of our other intangible assets at December 31, 2003, are as follows (in thousands):

	Useful Life in	Gross Carrying	Accumulated
	Years	Amount	Amortization	Net
Existing technology	10	$6,810	$(1,844)	$4,966
Patents	10-13	1,590	(350)	1,240

Total		$8,400	$(2,194)	$6,206

     Amortization expense for our other intangible assets was $819,000 for the year ended December 31, 2003, $810,000 for the year ended December 31, 2002 and, $590,000 for the year ended December 31, 2001.

     The expected future amortization expense of our other intangible assets is as follows (in thousands):

Amortization Expense
For the year ended December 31, 2004	$833
For the year ended December 31, 2005	833
For the year ended December 31, 2006	833
For the year ended December 31, 2007	833
For the year ended December 31, 2008	833
Thereafter	2,041

Total	$6,206

     SFAS 142 does not permit restatement of previously issued financial statements. The following table provides reconciliation of reported operating results and per share information, adjusted to exclude goodwill amortization as though SFAS 142 had been applied. No reconciliation is required for the years ended December 31, 2002 and 2003.

Year Ended
December 31, 2001
Reported net loss	$(16,742)
Add back: goodwill amortization	478

Net loss excluding goodwill amortization	$(16,264)

Reported basic and diluted loss per share	$(0.56)
Add back: goodwill amortization	0.02

Basic and diluted loss per share excluding goodwill amortization	$(0.54)

Shares used to calculate basic and diluted loss per share	29,861

Note 7. Convertible Senior Notes

     On May 28, 2003, we issued $90 million principal amount of 2.25% convertible senior notes due May 30, 2008 in a private placement exempt from registration under the Securities Act of 1933. The notes are senior, unsecured obligations and rank equal in right of payment with any of our existing and future unsecured and unsubordinated debt. The notes are convertible into our shares of common stock at any time at the option of the note holder at a conversion rate of 46.705 shares of common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances, which is equivalent to a conversion price of approximately $21.41 per share of common stock. This conversion price is higher than the price of our common stock on the date the notes were issued. The notes bear interest at a rate of 2.25% per year, which is payable semi-annually in arrears on May 30 and November 30 of each year, beginning November 30, 2003. Offering expenses of $3.7 million related to the issuance of these notes have been included in other assets and are amortized to interest expense over the contractual term of the notes. As of December 31, 2003, the fair value of these notes was approximately $96.9 million.

     The notes cannot be redeemed before May 30, 2005. On or after May 30, 2005 and before May 30, 2007, we may redeem all or a portion of the notes at our option at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest if the closing price of our common stock has exceeded 140% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the redemption notice. We may redeem all or a portion of the notes at any time on or after May 30, 2007 at a redemption price equal to 100.45% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. Holders of the notes may require us to repurchase all or a portion of their notes upon a change in control, as defined in the indenture governing the notes, at 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest.

     Fees and other costs incurred in connection with the issuance of the notes are being amortized into interest expense on a straight-line basis over the five-year term of the notes. Accumulated amortization amounted to approximately $430,000 as of December 31, 2003.

Note 8. In-License Agreements

Yamanouchi License Agreement

     In 2002, we entered into an agreement with Yamanouchi Europe B.V. to license Velac gel (a first in class combination of 1% clindamycin, and 0.025% tretinoin). We have licensed exclusive rights to develop and commercialize the product in the U.S. and Canada, and have licensed non-exclusive rights in Mexico. Under the terms of the agreement, we paid Yamanouchi an initial $2.0 million licensing fee, which we recorded as acquired in-process research and development expense during the quarter ended June 30, 2002, because the product remained in clinical development and had no alternative future use. In the fourth quarter of 2002, we initiated a Phase III trial for Velac. In connection with this milestone, in accordance with the agreement, we paid and recorded an additional $2.0 million charge to in-process research and development expense and milestone payments.

Connetics Australia License Agreements

     Before we acquired Connetics Australia, we had entered into a series of license agreements with Connetics Australia. Those license agreements are still in effect, although royalty payments to Connetics Australia are now eliminated in consolidation.

Note 9. Royalty-Bearing Agreements

Pfizer License Agreement

     In December 2001, we entered into an agreement granting Pharmacia Corporation (now Pfizer) exclusive global rights, excluding Japan, to our proprietary foam drug-delivery technology for use with Pfizer’s Rogaine® hair loss treatment. Under the agreement, Pfizer paid us an initial licensing fee, and agreed to pay us additional amounts when it achieves specified milestones, plus a royalty on product sales. We recognized $1.0 million under the agreement related to license fees, milestone payments and contract revenue through December 31, 2002. Our obligation to incur development expenses in connection with the agreement ended in 2002. We provided additional development support to Pfizer at their request in 2003, and in that connection we recognized $86,000 in fees.

Other Licenses for Foam Technology

     We have entered into a number of agreements for our foam drug delivery technology. We have licensed the technology to betamethasone valerate foam to Celltech Group plc in Europe, and Celltech has licensed the worldwide rights to their patent on the technology to us. We pay Celltech royalties on all sales worldwide of foam formulations containing steroids. Celltech markets their product as Bettamousse (the product equivalent of Luxíq). We also have license agreements with Bayer (in the U.S.) and Pfizer and Mipharm (internationally) for the use of pyrethrin foam for head lice. That product is marketed in the U.S. as RID®, as Banlice® in Australia, and as Milice® in Italy. We receive royalties on sales of those products.

     In 2003, we received $267,000 in royalties for foam-based technology, compared to $305,000 in 2002 and $265,000 in 2001. We have also entered into development agreements with other companies to develop the foam for specific indications.

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

S.C. Johnson License Agreement

     We have licensed to S.C. Johnson & Son, Inc. the rights to a super-concentrated aerosol spray that is marketed in the U.S. and internationally. We receive royalties on sales of the product. In 2003, we received $7.0 million in royalties in connection with this agreement, which included a one-time royalty payment of $2.9 million. On January 5, 2004, we reached an agreement with S.C. Johnson to terminate the license agreement. We will receive an additional $1.2 million under the agreement in 2004, after which S.C. Johnson will have a fully-paid up, royalty-free license to the technology.

InterMune

     We have an agreement with InterMune, Inc. pursuant to which we receive royalties for sales of Actimmune. As of December 31, 2003 we owned 50,000 shares of common stock of InterMune. In addition, we have retained the product rights to Actimmune for certain potential dermatological applications. We received royalties on Actimmune sales of $358,000 in 2003, $172,000 in 2002, and zero in 2001. We recorded gains on the sale of InterMune stock of zero in 2003, $2.1 million in 2002, and $122,000 in 2001.

Note 10. Divestiture of Relaxin

     In May 2001, we announced our decision to pursue a license partner or other strategic alternative for our recombinant human relaxin program. During the second quarter of 2001, we eliminated 27 employee positions related to relaxin. We recognized charges of approximately $1.1 million in 2001 and $312,000 in 2002 related to this decision, which represented $451,000 for the reduction in workforce and $1.0 million for the wind down of relaxin development contracts.

     On July 15, 2003, we assigned our rights to recombinant human relaxin to BAS Medical, Inc. (BAS Medical), a private, development-stage company focused on the development and marketing of novel medical treatments. As part of the transaction, we may receive up to $1.0 million in licensing and milestone fees, plus royalties on future product sales. Upon the execution of the definitive agreement, we received a $100,000 upfront assignment fee that we recognized as license revenue in the third quarter of 2003. We will receive the remaining $900,000 if BAS Medical achieves various milestones. BAS Medical assumed the rights to develop and commercialize relaxin for all indications of use. All of our obligations under existing contracts related to relaxin, including those with Paladin Labs, Inc., and F.H. Faulding & Co. Ltd., were also transferred to BAS Medical as part of this transaction, and as a result, in the third quarter of 2003, we recognized $661,000 in deferred revenue relating to previous relaxin license agreements.

Note 11. Divestiture of Ridaura

     In April 2001, we sold the rights to our product Ridaura including inventory and identified liabilities to Prometheus Laboratories Inc. for $9.0 million in cash plus a royalty on annual sales in excess of $4.0 million through March 2006. Ridaura is a prescription pharmaceutical product for the treatment of rheumatoid arthritis. We accrued approximately $978,000 for transaction related costs and contractual liabilities incurred as of the date of the sale. After recognizing the above amounts, we recorded a gain of $8.0 million on this transaction in 2001. Prometheus assumed our obligations under a Supply Agreement to supply Ridaura in Canada. We recognized $133,000 in 2003 for royalties on sales of Ridaura, which is all of the royalties received to date.

Note 12. Commitments

     We lease two facilities under non-cancelable operating leases, the last of which expires in April 2005. One of the operating leases requires an irrevocable standby letter of credit that is secured by a certificate of deposit with our bank. The amount of the letter of credit includes an automatic annual reduction feature and expires on January 1, 2004. At December 31, 2003, the restricted cash related to this letter of credit amounted to $304,000; at December 31, 2002, the restricted cash related to this letter of credit amounted to $612,000; and at December 31, 2001, the restricted cash related to this letter of credit amounted to $925,000. The amounts are included in the restricted cash balances on the Consolidated Balance Sheets. We also lease office equipment and automobiles under various operating leases that will expire on various dates through 2006.

     In March 2002 we entered into a manufacturing and supply agreement with DPT that requires minimum purchase commitments, beginning in August 2003 and continuing for 10 years. Also in 2002 we entered into a license agreement that requires minimum royalty payments beginning in 2005 and continuing for 15 years, unless the agreement is terminated earlier at the discretion of either party.

     The future minimum rental payments under non-cancelable operating leases and contractual commitments as of December 31, 2003 are as follows (in thousands):

Years ending	Operating	Contractual
December 31:	Leases	Commitments	Total
2004	$2,173	$450	$2,623
2005	894	700	1,594
2006	257	850	1,107
2007	73	850	923
2008	56	850	906
Thereafter	222	4,475	4,697

	$3,675	$8,175	$11,850

     We recognize facilities rent expense on a straight-line basis over the term of each lease. Facilities rent expense under operating leases was approximately $1.4 million for the year ended December 31, 2003 (net of sublease income of $490,000); $1.5 million for the year ended December 31, 2002 (net of sublease income of $742,000), and $1.2 million for the year ended December 31, 2001 (net of sublease income of $160,000). The operating lease obligations set forth above for 2004 are shown net of $313,000 to be received as a result of a subleasing arrangement with a third party that expires on October 31, 2004.

Note 13. Stockholders’ Equity

Warrants

     We have outstanding warrants to purchase up to 59,177 shares of our common stock, at various prices and with varying expiration dates.

     In July 1999, we issued a warrant to a third party to purchase 15,000 shares of common stock as partial compensation for financial advice pertaining to investor and media relations. The warrant has an exercise price of $6.063 and expires in 2004. As of December 31, 2003, none of these warrants had been exercised.

     In connection with an equity line arrangement, we issued warrants for the following: (a) 25,000 shares in December 1999 at a purchase price of $6.875, of which 18,750 were outstanding as of December 31, 2003, and which expire in December 2004, (b) 25,427 shares in December 2000 at a purchase price of $5.3625, all of which were outstanding as of December 31, 2003, and which expire in December 2005.

     We have a commitment to a third party to issue a warrant to purchase 30,000 shares of our common stock when and if relaxin is approved for a commercial indication. As of December 31, 2003, that warrant had not been issued. Although we sold the relaxin program to BAS Medical in 2003, the warrant obligation was not transferred. We have not reserved any shares for issuance of common stock pursuant to this commitment.

1995 Director Stock Option Plan

     The Board adopted the 1995 Director Stock Option Plan (the Directors’ Plan) in December 1995, and amended the Plan in 1999, 2001 and 2003. A total of 850,000 shares of common stock have been reserved for issuance under the Directors’ Plan. The Directors’ Plan provides for the grant of non-statutory stock options to non-employee directors of Connetics.

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

Employee Stock Plans

     We have six plans pursuant to which we have granted stock options to employees, directors, and consultants. In general, all of the plans authorize the grant of stock options vesting at a rate to be set by the Board or the Compensation Committee. Generally, stock options under all of our employee stock plans become exercisable at a rate of 25% per year for a period of four (4) years from date of grant. The plans require that the options be exercisable at a rate no less than 20% per year. The exercise price of stock options under the employee stock plans generally meets the following criteria: exercise price of incentive stock options must be at least 100% of the fair market value on the grant date, exercise price of non-statutory stock options must be at least 85% of the fair market value on the grant date, and exercise price of options granted to 10% (or greater) stockholders must be at least 110% of the fair market value on the grant date. The 2000 Non-Officer Plan, the 2002 Employee Stock Plan and the International Plan do not permit the grant of incentive stock options. Stock options under all of our employee stock plans have a term of ten years from date of grant.

     1994 Stock Plan. Options granted under our 1994 Stock Plan, as amended (the 1994 Stock Plan) include incentive stock options and non-statutory stock options. The 1994 Stock Plan was terminated on December 31, 1999, and the Board is no longer authorized to grant options under that plan.

     2000 Stock Plan. Our 2000 Stock Plan (the 2000 Plan) was approved by the Board and our stockholders in 1999. The 2000 Plan became available on January 1, 2000, and was initially funded with 808,512 shares. On the first day of each new calendar year during the term of the 2000 Plan, the number of shares available will be increased (with no further action needed by the Board or the stockholders) by a number of shares equal to the lesser of three percent (3%) of the number of shares of common stock outstanding on the last preceding business day, or an amount determined by the Board. In 2003, the increase in authorized shares was 937,016 shares.

     Non-Officer Stock Option Plans. Our 1998 Supplemental Plan (the Supplemental Plan) was terminated in 1999, and the Board is no longer authorized to grant options under that plan. The 2000 Non-Officer Stock Plan was funded with 500,000 shares. No additional shares will be added to this plan, although shares can be granted if they become available through cancellation. The 2002 Employee Stock Plan was initially funded with 500,000 shares. In 2003, the 2002 Employee Stock Plan was amended to increase the shares available for issuance by 750,000 shares, for a total of 1,250,000 shares, and to permit the issuance of options under the plan to officers of Connetics who are not executive officers within the meaning of Section 16 of the Securities Exchange Act of 1934. Our stockholders approved those amendments in 2003. Each of the Supplemental Plan and the 2000 Non-officer Stock Option Plan provide for options to be granted only to non-officer employees of Connetics, and the options granted under all three plans are nonstatutory stock options.

     International Stock Incentive Plan. In 2001, the Board approved an International Stock Incentive Plan, which provided for the grant of Connetics’ stock options to employees of Connetics or its subsidiaries where the employees are based outside of the United States. The plan was funded with 250,000 shares. The options granted under the plan are nonstatutory stock options.

     Summary of All Option Plans. The following table summarizes information concerning stock options outstanding under all of our stock option plans and certain grants of options outside of our plans. Options canceled under terminated plans are no longer available for grant.

		Outstanding Options
			Weighted
	Shares		Average
	Available for	Number	Exercise
	Grant	of Shares	Price
Balance, December 31, 2000	319,723	3,546,000	$6.06

Additional shares authorized	1,842,149	—	—
Options granted	(1,432,838)	1,432,838	5.89
Options exercised	—	(352,026)	3.92
Options canceled	252,812	(405,256)	6.87

Balance, December 31, 2001	981,846	4,221,556	6.10

Additional shares authorized	909,312	—	—
Options granted	(1,400,378)	1,400,378	11.71
Options exercised	—	(469,246)	5.20
Options canceled	248,411	(268,722)	7.60

Balance, December 31, 2002	739,191	4,883,966	7.72

Additional shares authorized	1,937,016	—	—
Options granted	(1,759,888)	1,759,888	14.20
Options exercised	—	(554,274)	5.69
Options canceled	102,260	(103,323)	9.97

Balance, December 31, 2003	1,018,579	5,986,257	$9.77

     The following table summarizes information concerning outstanding and exercisable options at December 31, 2003:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range	Number	Remaining	Average	Number	Average
Of	of	Life	Exercise	of	Exercise
Exercise Prices	Shares	(in years)	Price	Shares	Price
$0.44 - $6.42	1,529,359	6.1	$4.55	1,310,781	$4.50
$6.43 - $10.70	1,387,293	5.9	$7.99	1,190,948	$7.96
$10.71 - $11.50	263,771	6.8	$10.97	199,959	$10.96
$11.51 - $18.51	2,805,834	8.7	$13.38	628,520	$12.53

$0.44 - $18.51	5,986,257	7.3	$9.77	3,330,208	$7.64

     We recorded stock compensation expense of $17,000 for the year ended December 31, 2003, $21,000 for the year ended December 31, 2002, and $322,000 for the year ended December 31, 2001.

     1995 Employee Stock Purchase Plan. The Board adopted the 1995 Employee Stock Purchase Plan (the Purchase Plan) in December 1995, and amended the Purchase Plan in February and November 2000 and December 2002. We have reserved 1,414,525 shares of common stock for issuance under the Purchase Plan. The Purchase Plan has an evergreen feature pursuant to which, on November 30 of each year, the number of shares available is increased automatically by a number of shares equal to the lesser of one half of one percent (0.5%) of the number of shares of common stock outstanding on that date, or an amount determined by the Board of Directors. The Compensation Committee of the Board administers the Purchase Plan. Employees (including officers and employee directors) of Connetics are eligible to participate if they are employed for at least 20 hours per week and more than five months per year. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price equal to the lower of 85% of the fair market value of our common stock at the beginning or end of the offering period. We issued 119,380 shares under the plan in 2003.

Common Shares Reserved for Future Issuance

We have reserved shares of common stock for issuance as follows:

	December 31,
	2003	2002
1994 Stock Plan	980,617	1,310,798
1995 Employee Stock Purchase Plan	216,320	335,700
1995 Directors Stock Option Plan	815,000	570,000
1998 Supplemental Stock Plan	52,383	70,683
2000 Stock Plan	3,285,396	2,447,829
2000 Non-Officer Stock Plan	367,612	445,289
International Stock Incentive Plan	246,155	249,062
2002 Employee Stock Plan	1,228,177	500,000
Non-plan stock options	29,496	29,496
Common stock warrants	59,177	90,427
Convertible senior notes	4,203,450	—

Total	11,483,783	6,049,284

Stockholder Rights Plan

     We adopted a stockholder rights plan (the Rights Plan) in May 1997, as amended and restated in November 2001. The Rights Plan entitles existing stockholders to purchase from Connetics one preferred share purchase right, or Right, for each share of common stock they own. If the Rights become exercisable, each Right entitles the holder to buy one one-thousandth of a share of Series B Participating Preferred stock for $80.00. The Rights attach to and trade only together with our common stock and do not have voting rights. Rights Certificates will be issued and the Rights will become exercisable on the “Distribution Date,” which is defined as the earlier of the tenth business day (or such later date as may be determined by our Board of Directors) after a person or group of affiliated or associated persons (“Acquiring Person”) (a) has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the common shares then outstanding or (b) announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of our then outstanding common shares. Unless the Rights are earlier redeemed, if an Acquiring Person obtains 15% or more of our then outstanding common shares, then any Rights held by the Acquiring Person are void, and each other holder of a Right which has not been exercised will have the right to receive, upon exercise, common shares having a value equal to two times the purchase price. The Rights are redeemable for $0.001 per Right at the direction of our Board. The purchase price payable, the number of Rights, and the number of Series B Participating Preferred Stock or common shares or other securities or property issuable upon exercise of the Rights are subject to adjustment from time to time in connection with the dilutive issuances by Connetics as set forth in the Rights Plan. At December 31, 2003, a total of 90,000 shares were designated as Series B Participating Preferred Stock and no shares were issued and outstanding.

Note 14. Income Taxes

     The provision for income taxes consists of the following (in thousands):

	December 31,
	2003	2002	2001
Current
Foreign	$1,017	$467	$159
Federal	330	(211)	186
State	—	(75)	—

Total Current	1,347	181	345

Deferred
Foreign	(180)	—	—

Federal	—	—	—

State	—	—	—

Total Deferred	(180)	—	—

Total	$1,167	$181	$345

     The provision for income taxes differs from the federal statutory rate as follows (in thousands):

	December 31,
	2003	2002	2001
Provision at U.S. federal statutory rate	$(960)	$(5,600)	$(5,700)
Unbenefited losses (utilization of net operating loss)	450	4,900	4,000
State taxes, net of federal benefit	—	(75)	—
Non-deductible stock based compensation	10	100	900
Non-deductible amortization	270	300	500
Alternative minimum tax	—	(542)	—
Foreign taxes	837	467	159
US withholding tax	330	331	186
Meals and entertainment	226	270	270
Other	4	30	30

Total	$1,167	$181	$345

     Pretax income from foreign operations was approximately $4.0 million in 2003, $2.2 million in 2002 and $1.2 million in 2001.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal, state and foreign income taxes as of December 31 are as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforward	$38,200	$35,200
Research and other credits	5,200	11,500
Capitalized research expenses	5,200	5,800
Capitalized license and acquired technology	2,100	500
Accruals and reserves	2,600	1,800
Foreign expenses	485	—
Other	1,100	—

Total deferred tax assets	54,885	54,800
Valuation allowance	(53,600)	(54,400)

Net deferred tax assets	1,285	400

Deferred tax liabilities:
Prepaid expenses	(200)	—
Unrealized gain on marketable securities	(300)	(400)

Net deferred tax liabilities	(500)	(400)

Total net deferred tax assets	$785	$—

     Due to a history of operating losses in the U.S. combined with our uncertainties surrounding the Company’s ability to generate future taxable income, the net U.S. and state deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $0.8 million during the year ended December 31, 2003 and increased by $13.6 million during the year ended December 31, 2002, and increased by $4.7 million during the year ended December 31, 2001. Due to a history of earnings in Australia, the foreign deferred tax assets of $785,000 have not been offset with a valuation allowance.

     As of December 31, 2003, we had federal net operating loss carryforwards of approximately $110.8 million and state net operating loss carryforwards of approximately $8.1 million. We also had federal and California research and other tax credit carryforwards of approximately $6.1 million. The federal net operating loss and credit carryforwards will expire in the years 2008 through 2023, if not utilized. The state net operating loss carryforward will expire in 2013, if not utilized. State tax credit carryforwards may be carried forward indefinitely.

     The annual utilization of the federal and state net operating loss and tax credit carryforwards is limited for tax purposes under the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before we are able to utilize them.

     Tax benefits associated with employee stock options provide a deferred benefit of approximately $3.2 million, which has been offset by the valuation allowance. The deferred tax benefit associated with the employee stock options will be credited to additional paid-in capital when realized.

Note 15. Retirement Savings Plan

     We have a retirement savings plan, commonly known as a 401(k) plan that allows all full-time employees to contribute from 1% to 60% of their pretax salary, subject to IRS limits. Before 2003, the company match of employee contributions was discretionary, and was authorized by the Board based on a “pool” calculated using a formula tied to Connetics’ annual product sales and the employee’s actual contribution. Beginning in 2003, we match all employees’ contributions in an amount equal to 25% of each participant’s deferral contributions made during the year. Prior to 2003 the company contribution vested in relation to each employee’s tenure with Connetics (40% after the second year and 100% vested after five years with Connetics). In 2003 we changed the vesting schedule for company contributions to 100% vesting at the time the contributions are made. Our contributions to the 401(k) plan were $308,000 for 2003, $238,000 for 2002, and $155,000 for 2001.

Note 16. Related Party Transactions

     In February 2000, the Board authorized a loan to our Chief Executive Officer in the amount of $250,000, at an interest rate equal to 6.2%. The loan is to be forgiven at a rate of $50,000 per year plus accrued interest, on each anniversary of the loan on which our Chief Executive Officer is still employed by Connetics. As of December 31, 2003, the outstanding balance of this loan, including accrued interest, was $105,000.

Note 17. Guarantees and Indemnifications

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others (FIN No. 45). FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations in assumes under that guarantee.

     We enter into indemnification provisions under our agreements with other companies in the ordinary course of our business, typically with business partners, contractors, clinical sites, insurers and customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the maximum potential amount of future payments that we could be required to make under these indemnification provisions is unlimited. The estimated fair value of the indemnity obligations of these agreements is not material. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2003. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

Note 18. Subsequent Events

     On February 9, 2004, we announced that we had entered into a binding purchase agreement with Hoffmann-La Roche Inc. (Roche) to acquire exclusive U.S. rights to Soriatane®-brand acitretin, an approved oral medicine for the treatment of severe psoriasis in adults. The transaction closed on March 4, 2004. Under the terms of the purchase agreement, we paid Roche a total of $123 million in cash at the closing to acquire Soriatane. We also agreed to assume certain liabilities in connection with returns, rebates and chargebacks, and we are obligated to buy Roche’s existing inventory within thirty days after the closing of the acquisition. The majority of the purchase price will be recorded as an acquired intangible asset that will be amortized to expense in the future.

     On February 13, 2004, we completed a private placement of 3.0 million shares of our common stock to accredited institutional investors at a price of $20.25 per share, for net proceeds of approximately $57.1 million without giving effect to certain offering costs. We used a portion of the net proceeds to pay for the acquisition of exclusive U.S. rights to Soriatane, and intend to use the balance for general corporate purposes, including working capital.

Note 19. Quarterly Financial Data (unaudited)

     The following tables summarize the quarterly results of operations for the years ended December 31, 2003 and 2002 (in thousands, except per share amounts):

	2003 Quarters
	First	Second (1)	Third(2)(3)	Fourth
Total revenues	$15,311	$19,970	$19,712	$20,338
Cost of product revenues	1,072	1,185	1,388	1,484
Operating expenses	19,721	19,411	16,374	17,203
Operating income (loss)	(5,482)	(626)	1,950	1,651
Net income (loss)	(5,381)	(1,856)	1,616	1,521
Basic net income (loss) per share	(0.17)	(0.06)	0.05	0.05
Diluted net income (loss) per share	(0.17)	(0.06)	0.05	0.05
Shares used to calculate basic net income (loss) per share	31,286	31,519	31,648	31,781
Shares used to calculate fully diluted net income (loss) per share	31,286	31,519	33,607	33,759

(1)	In the second quarter of 2003, we received a one-time royalty payment from S.C. Johnson in the amount of $2.9 million in connection with the S.C. Johnson license agreement.

(2)	In the third quarter of 2003, we recognized $761,000 of relaxin related revenue associated with the execution of the agreement with BAS Medical in July 2003. Of the relaxin related revenue $661,000 represented previously deferred revenue associated with relaxin license agreements with other parties that was fully recognized upon the execution of the BAS Medical agreement.

(3)	Operating expenses decreased in the third quarter of 2003 when compared to the second quarter of 2003 mainly due to decreased clinical trial activity of $712,000, decreased manufacturing expenses of $977,000 primarily related to a one-time reversal of a previously recorded liability of $576,000 for clinical trial materials, as well as the timing of various process and product development activities, a $416,000 decrease in QA/QC expenses due to the timing of stability and release testing, and a $605,000 decrease in product samples and sales promotion expenses related to the timing of the programs.

	2002 Quarters
	First (1)	Second (2)	Third	Fourth(3)(4)
Total revenues	$11,531	$12,626	$13,641	$14,965
Cost of product revenues	675	973	1,116	1,426
Operating expenses	14,621	18,671	15,511	19,304
Operating loss	(3,765)	(7,018)	(2,986)	(5,765)
Net loss	(3,168)	(5,321)	(2,490)	(5,611)
Basic and diluted net loss per share	(0.10)	(0.17)	(0.08)	(0.18)
Shares used to calculate basic and fully diluted net loss per share	30,496	30,608	30,866	31,058

(1)	In March 2002, Novartis Consumer Health exercised its right to expand an existing license to cover the Liquipatch drug-delivery system for use in all topical antifungal applications. We recognized $580,000 of revenue related to this agreement in the quarter ended March 31, 2002.

(2)	In May 2002, we entered into an agreement with Yamanouchi Europe B.V. to license Velac gel. Under the terms of the agreement, we paid Yamanouchi an initial $2.0 million licensing fee, which we recorded as acquired in-process research and development expense during the quarter ended June 30, 2002. In the second quarter of 2002 and in connection with the wind down of relaxin development contracts, we recorded a charge of $312,000, representing the final payment due under a 2001 agreement with Boehringer Ingelheim.

(3)	In the fourth quarter of 2002, we initiated a Phase III trial for Velac. Under the terms of the agreement with Yamanouchi, we recorded $2.0 million as acquired in-process research and development expense related to this milestone.

(4)	During the fourth quarter of 2002 there was a significant increase in operating expenses over the prior quarter mainly due to increased clinical trial activity of $858,000 due to the initiation of several trials, an increase in QA/QC expenses of $793,000 due to the timing of stability and release testing, as well as the acquired in-process research and development expenses of $2.0 million related to the Yamanouchi agreement.

Connetics Corporation
Index to Exhibits
[Item 15(c)]

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)

3.2*	Certificate of Amendment of the Company’s Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on May 15, 1997 (previously filed as Exhibit 3.7 to the Company’s Current Report on Form 8-K dated and filed May 23, 1997)

3.3*	Certificate of Designation of Rights, Preferences and Privileges of Series B Participating Preferred Stock, as filed with the Delaware Secretary of State on May 15, 1997 (previously filed as Exhibit A to Exhibit 1 to the Company’s Form 8-A filed on May 23, 1997).

3.4*	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s Form 8-A/A filed November 28, 2001)

3.5*	Certificate of Elimination of Rights, Preferences and Privileges of Connetics Corporation, as filed with the Delaware Secretary of State on December 11, 2001 (previously filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001)

4.1*	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

4.2*	Amended and Restated Preferred Stock Rights Agreement, dated as of November 21, 2001, between the Company and EquiServe Trust Company, N.A., including the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A and B, respectively (previously filed as Exhibit 4.1 to the Company’s Form 8-A/A filed November 28, 2001)

4.3*	Indenture, dated as of May 28, 2003, between Connetics and J.P. Morgan Trust Company, National Association, including therein the forms of the notes (previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

Management and Consulting Agreements

10.1*(M)	Form of Indemnification Agreement with the Company’s directors and officers (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)

10.2*(M)	Employment Agreement dated June 9, 1994 between Connetics and Thomas Wiggans (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)

10.3*(M)	Letter Agreement with G. Kirk Raab dated October 1, 1995 (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)

10.4*(M)	Form of Notice of Stock Option Grant to G. Kirk Raab dated January 28, 1997 (previously filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001)

10.5*(M)	Form of Notice of Stock Option Grant to G. Kirk Raab dated July 30, 1997 (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001)

Index to Exhibits

Exhibit Number	Description
10.6*(M)	Restricted Common Stock Purchase Agreement dated November 5, 1998 between the Company and Kirk Raab (previously filed as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.7*(M)	Restricted Common Stock Purchase Agreement dated March 9, 1999 between the Company and Kirk Raab (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

10.8*(M)	Restricted Common Stock Purchase Agreement dated March 9, 1999 between the Company and Thomas G. Wiggans (previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

10.9*(M)	Consulting Agreement effective April 1, 2000 between the Company and Leon Panetta (previously filed as Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

10.10*(M)	Form of Change in Control Agreement between the Company and key employees of the Company (previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001)

10.11*(M)	Consulting Agreement dated January 1, 2002, as amended effective January 1, 2003, between Connetics and Eugene Bauer, M.D. (previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

Stock Plans and Equity Agreements

10.12(M)*	1994 Stock Plan (as amended through May 1999) and form of Option Agreement (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement No. 333-85155)

10.13(M)*	1995 Employee Stock Purchase Plan (as amended through December 2002), and form of Subscription Agreement (previously filed as Exhibit 99.1 to the Company’s Form S-8 Registration Statement No. 333-102619)

10.14*(M)	1995 Directors’ Stock Option Plan (as amended through May 2003), and form of Option Agreement (previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated February 9, 2004 and filed with the Commission on March 8, 2004)

10.15*	Structured Equity Line Flexible Financing Agreement dated January 2, 1997 between Connetics and Kepler Capital LLC (previously filed as Exhibit 10.1 to the Company’s Form S-3 Registration Statement No. 333-45002 as filed on November 7, 2000)

10.16*	Registration Rights Agreement dated January 2, 1997 between Connetics and Kepler Capital LLC (previously filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996)

10.17*(M)	1998 Supplemental Stock Plan (previously filed as Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

10.18*(M)	Stock Plan (2000) and form of Option Agreement (previously filed as Exhibit 4.4 to the Company’s Form S-8 Registration Statement No. 333-85155)

10.19*	International Stock Incentive Plan (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement No. 333-61558)

10.20*	2000 Non-Officer Employee Stock Plan (previously filed as Exhibit 4.3 to the Company’s Form S-8 Registration Statement No. 333-46562)

Index to Exhibits

Exhibit Number	Description
10.21*	2002 Non-Officer Employee Stock Plan (as amended through May 2003) (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 9, 2004 and filed with the Commission on March 8, 2004)

License Agreements

10.22*†	Soltec License Agreement dated June 14, 1996 (previously filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

10.23*†	License Agreement dated January 1, 1998 between Connetics and Soltec Research Pty Limited (previously filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

10.24*†	License Agreement (Ketoconazole) dated July 14, 1999 between the Company and Soltec Research Pty Ltd. (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

Real Property

10.25*	Lease between Connetics and Renault & Handley Employee’s Investment Co., dated June 28, 1999 (previously filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001)

10.26*	Industrial Building Lease dated December 16, 1999, between Connetics and West Bayshore Associates (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.27*	Assignment and Assumption of Lease between Connetics and Respond.com, dated August 21, 2001 (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.28*	Agreement dated August 21, 2001, between Connetics and Respond.com (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.29*	Sublease agreement between Connetics (sublessor) and Tolerian, Inc., dated June 20, 2002 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report for the quarter ended June 30, 2002)

Other Agreements

10.30*	Registration Rights Agreement, dated as of May 28, 2003, between Connetics and Goldman, Sachs & Co., C.E. Unterberg, Towbin (a California Limited Partnership), CIBC World Markets Corp., Thomas Weisel Partners LLC and U.S. Bancorp Piper Jaffray Inc., as representatives (previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10.31*†	Agreement dated December 9, 1999 between the Company and Soltec Research Pty Ltd. (previously filed as Exhibit 10.75 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

10.32*†	Share Sale Agreement dated March 21, 2001 among the Company, F. H. Faulding & Co. Ltd., Faulding Healthcare, and Connetics Australia Pty Ltd. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 20, 2001 and filed with the Commission on April 2, 2001)

10.33*†	Asset Purchase Agreement dated as of April 9, 2001, by and between Connetics and Prometheus Laboratories, Inc. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 30, 2001 and filed with the Commission on May 11, 2001)

Index to Exhibits

Exhibit Number	Description
10.34*†	Facilities Contribution Agreement between Connetics and DPT Laboratories, Ltd., with retroactive effect to November 1, 2001 (previously filed as Exhibit 10.55 to the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2001)

10.35*†	Manufacturing and Supply Agreement between Connetics and DPT Laboratories, Ltd., dated March 12, 2002 (previously filed as Exhibit 10.56 to the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2001)

10.36*†	License and Development Agreement between Connetics and Pharmacia & Upjohn Company, dated December 21, 2001 (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A-2 dated December 21, 2001, filed with the SEC on July 12, 2002)

10.37*†	License and Development Agreement between Connetics and Yamanouchi Europe B.V., dated May 13, 2002 (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.38*	Distribution Agreement between Connetics and CORD Logistics, Inc., dated January 1, 2001, as amended September 1, 2001, September 3, 2003, and September 24, 2003 (previously filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2002)

10.39*†	Amended and Restated Manufacturing and Supply Agreement dated April 24, 2003 between Connetics and AccraPac Group, Inc. (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarter ended March 31, 2003)

10.40*	Credit and Guaranty Agreement dated as of February 6, 2004 between Connetics and Goldman Sachs Credit Partners L.P. (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 6, 2004, filed with the SEC on February 9, 2004)

10.41	Purchase and Sale Agreement dated February 2, 2004 between Connetics and Hoffmann-La Roche Inc.

14.1	Code of Professional Conduct for Employees

14.2	Code of Professional Conduct for Board of Directors, Chief Executive and Senior Financial Officers

21*	Subsidiaries of the Company (previously filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 21, 2002)

23.1	Consent of Ernst & Young LLP, Independent Auditors

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

Index to Exhibits

Key to Exhibit Index Footnotes:

The Commission file number for our Exchange Act filings referenced above is 0-27406.

*	Incorporated by this reference to the previous filing, as indicated.

(M)	This item is a management compensatory plan or arrangement required to be listed as an exhibit to this Report pursuant to Item 601(b)(10)(iii) of Regulation S-K.

(C)	We have omitted certain portions of this Exhibit and have requested confidential treatment of such portions from the SEC.

†	We have requested and the SEC has granted confidential treatment for certain portions of this Exhibit.

Index to Exhibits