Form 10-Q
period 2004-03-31
CONNETICS CORP
filed 2004-05-10
CIK 1004960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

     As of May 3, 2004, 35,259,207 shares of the Registrant’s common stock at $0.001 par value, were outstanding.

CONNETICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONNETICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$30,183	$17,946
Marketable securities - current	13,960	96,716
Restricted cash	—	304
Accounts receivable, net of allowances	10,126	2,594
Inventory	2,466	1,035
Prepaid and other current assets	5,861	3,779

Total current assets	62,596	122,374
Property and equipment, net	5,608	5,628
Debt issuance costs, deposits and other assets	5,243	5,418
Goodwill, net	6,271	6,271
Other intangible assets, net	132,557	6,206

Total assets	$212,275	$145,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,663	$3,884
Assumed liabilities related to acquisition of product rights	4,123	—
Accrued clinical trial costs	555	857
Accrued payroll and related expenses	2,831	3,792
Other accrued liabilities	3,697	1,594

Total current liabilities	16,869	10,127
Convertible senior notes, non-current	90,000	90,000
Other non-current liabilities	16	16
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	35	32
Additional paid-in capital	232,080	174,080
Deferred stock compensation	(26)	(31)
Accumulated deficit	(128,315)	(130,188)
Accumulated other comprehensive income	1,616	1,861

Total stockholders’ equity	105,390	45,754

Total liabilities and stockholders’ equity	$212,275	$145,897

See accompanying notes to condensed consolidated financial statements.

CONNETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenues:
Product	$23,566	$14,311
Royalty	1,353	936
License, contract and other	63	64

Total revenues	24,982	15,311

Operating costs and expenses:
Cost of product revenues	1,568	1,072
Amortization of intangible assets	1,272	201
Research and development	4,441	8,617
Selling, general and administrative	15,109	10,903

Total operating costs and expenses	22,390	20,793

Income (loss) from operations	2,592	(5,482)
Interest income	348	126
Interest expense	(875)	(1)
Other income, net	51	53

Income (loss) before income taxes	2,116	(5,304)
Income tax expense	(243)	(77)

Net income (loss)	$1,873	$(5,381)

Net income (loss) per share:
Basic	$0.06	$(0.17)

Diluted	$0.05	$(0.17)

Shares used to calculate net income (loss) per share
Basic	33,587	31,286

Diluted	35,887	31,286

See accompanying notes to condensed consolidated financial statements.

CONNETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,873	$(5,381)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	377	389
Amortization of intangible assets	1,272	201
Amortization of convertible debt offering costs	184	—
Allowance for rebates, returns and chargebacks	1,763	720
Stock compensation expense	5	4
Changes in assets and liabilities:
Accounts receivable	(9,291)	1,263
Other assets	(2,122)	341
Inventory	(1,426)	93
Accounts payable	1,391	(2,415)
Accrued and other current liabilities	748	(922)

Net cash used in operating activities	(5,226)	(5,707)

Cash flows from investing activities:
Purchases of marketable securities	(1,712)	(4,878)
Sales and maturities of marketable securities	84,351	9,677
Purchases of property and equipment	(356)	(231)
Acquisition of product rights	(123,212)	—

Net cash provided by (used in) investing activities	(40,929)	4,568

Cash flows from financing activities:
Restricted cash	304	313
Proceeds from issuance of common stock, net of issuance costs	57,007	—
Proceeds from exercise of stock options and employee stock purchase plan, net of repurchases of unvested shares	1,093	1,221

Net cash provided by financing activities	58,404	1,534

Effect of foreign currency exchange rate changes on cash and cash equivalents	(12)	38

Net change in cash and cash equivalents	12,237	433
Cash and cash equivalents at beginning of period	17,946	8,624

Cash and cash equivalents at end of period	$30,183	$9,057

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

     Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For a better understanding of Connetics and its financial statements, we recommend reading these unaudited, condensed, consolidated financial statements and notes in conjunction with the audited condensed consolidated financial statements and notes to those financial statements for the year ended December 31, 2003, which are included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Principles of Consolidation

     The accompanying condensed consolidated financial statements include the accounts of Connetics Corporation, Connetics Holdings Pty Ltd., and Connetics Australia Pty Ltd. (formerly Soltec Research Pty Ltd.). All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

     To prepare financial statements in conformity with accounting principles generally accepted in the United States, management must make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates based upon future events.

     We evaluate our estimates on an on-going basis. In particular, we regularly evaluate estimates related to recoverability of accounts receivable and inventory, revenue reserves, assumed liabilities related to acquired product rights and accrued liabilities for clinical trial activities. We base our estimates on historical experience and on various other specific assumptions that we believe to be reasonable under the circumstances. Those estimates and assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

Revenue Recognition

     Product Sales. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. We recognize product revenue net of estimated allowances for discounts, returns, rebates, and chargebacks. We are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. We authorize returns for damaged products and exchanges for expired products in accordance with our return goods policy and procedures, and we establish reserves for such amounts at the time of sale. To date we have not experienced significant returns of damaged or expired product. Product shipping and handling costs are included in the cost of product revenues.

     Royalty Revenue. We collect royalties from licensees based on third-party sales. We recognize royalties either in the quarter in which we receive the royalty payment from the licensee or in which we can reasonably estimate the royalty, which is typically one quarter following the related sale by the licensee.

     Contract Revenue. We record contract revenue for research and development, or R&D, as it is earned based on the performance requirements of the contract. We recognize non-refundable contract fees for which no further performance obligations exist, and for which Connetics has no continuing involvement, on the earlier of when the payments are received or when collection is assured.

     If, at the time an agreement is executed, there remains significant risk due to the incomplete state of the product’s development, we recognize revenue from non-refundable upfront license fees ratably over the period in which we have continuing development obligations. We recognize revenue associated with substantial “at risk” performance milestones, as defined in the respective agreements, based upon the achievement of the milestones. We recognize revenue under R&D cost reimbursement contracts as the related costs are incurred. When we receive advance payments in excess of amounts earned, we classify them as deferred revenue until they are earned.

Cash Equivalents and Marketable Securities

     Cash and cash equivalents consist of cash on deposit with banks, money market and other debt instruments with original maturities of 90 days or less at the date of purchase. Investments with maturities beyond three months at the date of acquisition are included in marketable securities. Marketable securities are classified as available for sale at the time of purchase and are carried at fair value, and we report unrealized gains and losses thereon as a component of other comprehensive income (loss) in stockholders’ equity. We determine the cost of securities sold using the specific identification method

     Cash equivalents and investments are financial instruments that potentially subject us to concentration of risk to the extent recorded on the balance sheet. We believe we have established guidelines for investing our excess cash relative to diversification and maturities that maintain safety and liquidity. We invest our excess cash in debt instruments of the U.S. Government and its agencies, and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than one year.

Foreign Currency

     Connetics Australia’s functional currency is the Australian dollar. We translate Connetics Australia’s local currency balance sheet into U.S. dollars using the exchange rates in effect at the balance sheet date. For revenue and expense accounts we use a weighted average exchange rate during the period. Foreign currency translation adjustments are recorded in comprehensive income (loss). Net gains and losses resulting from foreign exchange transactions are included in the condensed consolidated statements of operations and were immaterial for all periods presented.

Income Taxes

     We account for income taxes using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between (1) the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and (2) operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates that are expected to apply to taxable income in the years in which we anticipate those temporary differences will be recovered or settled. We establish a valuation allowance for the net deferred tax assets when realization is uncertain. Our income tax provision relates primarily to the operations of our Australian subsidiary.

Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, generally three to five years. We are depreciating equipment we have purchased on behalf of our contract manufacturer using the units of production method based on contractual minimum quantities to be produced over the term of the agreement. We amortize leasehold improvements and assets acquired under capital lease arrangements over the shorter of the estimated useful lives of the assets or the lease term.

Inventory

     Inventory consists primarily of finished goods and is stated at the lower of cost (determined on a first-in first-out method) and market.

     Effective January 1, 2004, we began including in the cost of finished goods inventory and samples inventory (included in prepaid and other current assets) on the accompanying condensed consolidated balance sheets, certain manufacturing support and quality assurance costs which had previously been classified as research and development expense. While we do not directly manufacture any of our products, internal activities include the oversight of third party manufacturing, process development, quality assurance and quality control activities. Previously only third party product manufacturing costs, depreciation based on a units of production methodology on Connetics owned equipment at our third-party manufacturers, product freight and distribution costs from the third party that handles all of our product distribution activities, and royalties were being captured in inventory and cost of goods sold. In the first quarter of 2004, $763,000 in net income, or approximately $0.02 per diluted share, is attributable to capitalizing these costs in inventory and samples inventory. We have determined that the effect of this change in accounting would not have had a material impact on our financial statements in any prior quarterly or annual period.

     For the three months ended March 31, 2004, $1.0 million of costs which in previous periods had been included in research and development expense were allocated as follows: (1) $37,000 was charged to cost of goods sold, (2) $203,000 was charged to sales expense (3) $397,000 was added to the value of commercial inventory, and (4) $366,000 was added to the value of samples inventory. We have determined that the effect of this change in accounting would not have had a material impact on our financial statements in any prior quarterly or annual period.

Goodwill, Other Purchased Intangibles and Impairment of Long Lived Assets

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

     SFAS 142 requires that we test goodwill for impairment on an annual basis or more frequently if indicators of potential impairment exist. We performed the annual test as of October 1, 2003, which did not result in an impairment charge. We will perform this test on October 1 of each year or more frequently if indicators of potential impairment exist.

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

Stock-Based Compensation

     We use the intrinsic-value method of accounting for stock-based awards granted to employees, as allowed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. Accordingly, we do not recognize any compensation in our financial statements in connection with stock options granted to employees when those options have exercise prices equal to or greater than fair market value of our common stock. We also do not record any compensation expense in connection with our Employee Stock Purchase Plan as long as the purchase price is not less than 85% of the fair market value at the beginning or end of each offering period, whichever is lower.

     For options granted to non-employees, we have determined compensation expense in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” as amended and Emerging Issues Task Force No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services,” as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. We periodically re-measure the compensation expense for options granted to non-employees as they vest.

     Although SFAS 123 allows us to continue to follow the present APB 25 guidelines, we are required to disclose pro forma net income (loss) and basic and diluted income (loss) per share as if we had applied the fair value based method to all awards.

	Three Months Ended
	March 31,
(in thousands except per share amounts):	2004	2003
Net income (loss), as reported	$1,873	$(5,381)
Add: Stock –based compensation expense, included in reported net income (loss)	5	4
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(2,855)	(1,749)

Pro forma net loss	$(977)	$(7126)

Net income (loss) per share:
Basic income (loss) — as reported	$0.06	$(0.17)
Diluted income (loss) — as reported	$0.05	$(0.17)
Basic income (loss)— pro forma	$(0.03)	$(0.23)
Diluted income (loss) — pro forma	$(0.03)	$(0.23)

     For purposes of this analysis, we estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

	Stock Option Plans
	Three Months Ended
	March 31,
	2004	2003
Expected stock volatility	57.27%	64.0%
Risk-free interest rate	2.25%	6.25%
Expected life (in years)	3.43	4.24
Expected dividend yield	0.0%	0.0%

	Stock Purchase Plan
	Three Months Ended
	March 31,
	2004	2003
Expected stock volatility	52.0%	66.0%
Risk-free interest rate	1.58%	4.97%
Expected life (in years)	1.56	1.31
Expected dividend yield	0.0%	0.0%

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

2. Net Income (Loss) Per Share

     We compute basic net income (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share using the weighted average of all potential shares of common stock outstanding during the period. For the three months ended March 31, 2004 we included all dilutive stock options and warrants in the calculation of diluted net income per share. We excluded convertible debt because its effect is anti-dilutive.

     The following table shows a reconciliation of the denominator used in basic and diluted net income (loss) per share computations (in thousands except share amounts):

	Three Months Ended
	March 31,
	2004	2003
Numerator:
Net income (loss)	$1,873	$(5,381)

Denominator:
Weighted-average shares outstanding used for basic net income (loss) per share	33,587	31,286
Effect of dilutive securities:
Stock options	2,262	—
Warrants	38	—

Weighted-average shares used for diluted net income (loss) per share	35,887	31,286

3. Comprehensive Income (Loss)

     During the three months ended March 31, 2004, total comprehensive income amounted to $1.6 million, compared to a total comprehensive loss of $5.6 million for the comparable period in 2003. The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net income (loss)	$1,873	$(5,381)
Foreign currency translation adjustment	(129)	38
Change in unrealized gain (loss) on securities, net of reclassification adjustments for realized gain (loss)	(116)	(224)

Comprehensive income (loss)	$1,628	$(5,567)

     Accumulated other comprehensive loss included $744,000 of net unrealized gains on investments and $872,000 of foreign currency translation adjustments as of March 31, 2004 and $861,000 of unrealized gains on investments and $1.0 million of foreign currency translation adjustments as of December 31, 2003.

4. Goodwill and Purchased Intangible Assets

There were no changes in the carrying amount of goodwill during the three months ended March 31, 2004. The components of our other intangible assets at March 31, 2004, are as follows (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Net
Acquired product rights	$127,623	$(1,064)	$126,559
Existing technology	6,810	(2,014)	4,796
Patents	1,590	(388)	1,202

Total	$136,023	$(3,466)	$132,557

     Amortization expense for our other intangible assets was $1.3 million for the three months ended March 31, 2004. For the same reporting period in the prior year the amortization expense was $201,000.

     The expected future amortization expense of our other purchased intangible assets is as follows (in thousands):

Amortization Expense
Remaining nine months in 2004	$10,196
For the year ending December 31, 2005	13,595
For the year ending December 31, 2006	13,595
For the year ending December 31, 2007	13,595
For the year ending December 31, 2008	13,595
For the year ending December 31, 2009	13,595
Thereafter	54,386

$132,557

5. Guaranties and Indemnifications

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (FIN No. 45). FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations in assumes under that guarantee.

     Connetics enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, contractors, clinical sites, insurers and customers. Under these provisions Connetics generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the maximum potential amount of future payments Connetics could be required to make under these indemnification provisions is unlimited. The estimated fair value of the indemnity obligations of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2004. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

6. Equity Issuance

     On February 13, 2004, we completed a private placement of 3.0 million shares of our common stock to accredited institutional investors at a price of $20.25 per share, for net proceeds of approximately $57.0 million. We used a portion of the net proceeds to pay for the acquisition of the exclusive U.S. rights to Soriatane, and intend to use the balance for general corporate purposes, including working capital.

7. Acquisition of Soriatane Product Line

     On February 6, 2004, we entered into a binding agreement with Roche to acquire exclusive U.S. rights to Soriatane-brand acitretin, an approved oral therapy for the treatment of severe psoriasis in adults. The transaction closed on March 4, 2004, and we have recognized revenue, net of applicable reserves, for all sales of the product from that date. Under the terms of the purchase agreement, we paid Roche a total of $123.0 million in cash at the closing to acquire Soriatane. We also assumed certain liabilities in connection with returns, rebates and chargebacks associated with prior sales of Soriatane by Roche totaling $4.1 million, and purchased Roche’s existing inventory of Soriatane at a cost of approximately $1.5 million. The total value of the acquired product rights was $127.6 million, including transaction related costs of approximately $500,000. This amount is being amortized over the ten year estimated useful life of Soriatane.

8. UCB Co-Promotion Agreement

     We have entered into an agreement with UCB Pharma, a subsidiary of UCB Group, pursuant to which UCB Pharma’s 400-person U.S. sales force will promote OLUX and Luxiq to a segment of U.S. primary care physicians (PCP’s). UCB’s focus will be on the approximately 10% of PCP’s who are active prescribers of dermatology products, including OLUX and Luxiq. The purpose of the co-promotion agreement is to build value for the OLUX and Luxiq brands with the additional benefit of ensuring appropriate use of OLUX and Luxiq with the current PCP users. We estimate that, historically, PCP’s have written approximately 15% of prescriptions for OLUX and Luxiq, even though we have promoted exclusively to dermatologists.

     We will record 100% of the revenue from sales generated by promotional efforts of UCB and pay UCB a portion of revenue as a promotion expense. UCB will bear the marketing costs for promoting the products (including product samples, marketing materials, etc.). The agreement is structured with a two-year promotional period followed by a two-year tail of additional compensation to UCB. We anticipate that the arrangement will be earnings neutral in 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This discussion and analysis should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2003, and with the unaudited condensed consolidated financial statements and notes to financial statements included in this Report. Our disclosure and analysis in this Report, in other reports that we file with the Securities and Exchange Commission, in our press releases and in public statements of our officers contain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. They use words such as “anticipate,” “estimate,” “expect,” “will,” “may,” “intend,” “plan,” “believe” and similar expressions in connection with discussion of future operating or financial performance. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. Forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors will be important in determining future results. No forward-looking statement can be guaranteed, and actual results may vary materially from those anticipated in any forward-looking statement. Some of the factors that, in our view, could cause actual results to differ are discussed under the caption “Factors That May Affect Future Results, Financial Condition and the Market Price of Securities” and under the caption “Factors Affecting Our Business and Prospects” in our 2003 Annual Report on Form 10-K. Our historical operating results are not necessarily indicative of the results to be expected in any future period.

Overview

     Our commercial business is focused on the dermatology marketplace, which is characterized by a large patient population that is served by relatively small, and therefore more accessible, groups of treating physicians. We currently market three pharmaceutical products, OLUX®, Luxíq®, and Soriatane®-brand (acitretin). Our products have clinically proven therapeutic advantages and we are providing quality customer service to physicians through our experienced sales and marketing professionals.

     In addition to revenue from product sales, we receive royalties on sales of RID®, Actimmune® and Ridaura® in the U.S., internationally on sales of Banlice®, Milice®, and on a super-concentrated aerosol spray licensed worldwide through March 31, 2004. On January 5, 2004 we reached an agreement to terminate the license agreement with S.C. Johnson related to the super-concentrated aerosol spray. We will cease receiving royalties under this agreement after the first quarter of 2004. We recognized royalties of $1.2 million in the quarter ended March 31, 2004 related to this agreement. We have licenses with Novartis and Pfizer, Inc., formerly Pharmacia Corporation, which have the potential to bear royalties in the future depending on approval of their products for sale.

     In January 2004 we announced that we had completed patient enrollment in both Phase III clinical trials related to Velac ® Gel (a combination of 1% clindamycin and 0.025% tretinoin) for the treatment of acne.

     On February 13, 2004 we completed a private placement of 3.0 million shares of common stock of the Company to accredited investors at a price of $20.25 per share for the aggregate net cash proceeds of approximately $56.9 million to partially pay for the Soriatane® product line acquisition, and for general corporate purposes, including working capital.

     On March 4, 2004, we announced we had completed the acquisition of the exclusive U.S. rights to Roche’s Soriatane-brand (acitretin), an approved oral therapy for the treatment of severe psoriasis in adults, for a total purchase price of $127.6 million. Soriatane is a once-daily oral medication, available in 10 mg and 25 mg capsules, for initial and maintenance treatment of psoriasis in adults. Soriatane is a proven therapy, which has been studied in five types of psoriasis, and has an extensive record of clinical use in more than one million patients worldwide. Soriatane prescription grew in 2003 and U.S. net sales for the product were approximately $41 million. We recorded an intangible asset of approximately $127.6 million related to this acquisition, which is being amortized over an estimated useful life of 10 years.

     We have entered into an agreement with UCB Pharma, a subsidiary of UCB Group, pursuant to which UCB Pharma’s 400-person U.S. sales force will promote OLUX and Luxiq to a segment of U.S. primary care physicians (PCP’s). UCB’s focus will be on the approximately 10% of PCP’s who are active prescribers of dermatology products, including OLUX and Luxiq. The purpose of the co-promotion agreement is to build value for the OLUX and Luxiq brands with the additional benefit of ensuring appropriate use of OLUX and Luxiq with the current PCP users. We estimate that, historically, PCP’s have written approximately 15% of prescriptions for OLUX and Luxiq, even though we have promoted exclusively to dermatologists.

     We will book 100% of the revenue from sales generated by UCB and pay UCB a portion of revenue as a promotion expense. UCB will bear the marketing costs for selling to its customers. The agreement is structured with a two-year promotional period followed by a two-year tail of additional compensation to UCB. We anticipate that the arrangement will be earnings neutral in 2004.

Critical Accounting Policies

     There have been no material changes to our critical accounting policies, which are included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

Revenues

	Three Months Ended
	March 31,
	(In thousands)
	2004	2003
Product Revenues:
OLUX	$14,370	$9,875
Luxíq	5,471	4,388
Soriatane	3,640	—
Other	85	48

Total product revenues	23,566	14,311
Royalty, license and contract:
Royalty	1,353	936
Relaxin related contract revenue	—	33
Pfizer (formerly Pharmacia)	11	31
Other contract	52	—

Total royalty, license and contract revenues	1,416	1,000

Total Revenues	$24,982	$15,311

     Our product revenues were $23.6 million for the three months ended March 31, 2004, compared to $14.3 million for the three months ended March 31, 2003. Total net product sales increased 65% in the first three months of 2004 as compared to the same period in the prior year. The introduction of Soriatane to our product portfolio in March 2004 accounted for 26% of the increase in product sales. Increased sales volumes accounted for a 17% increase in the net product sales in the first quarter of 2004 compared to the same period in 2003. Higher sales prices for our OLUX and Luxiq product lines accounted for the remaining 22% of the increase in net product sales in the three months ended March 31, 2004 compared to the same period in 2003.

     Royalty, license and contract revenues were $1.4 million for the three months ended March 31, 2004, compared to $1.0 million for the three months ended March 31, 2003. Royalty, license and contract revenue was higher for the first quarter of 2004 compared to the first quarter of 2003 primarily due to $1.2 million of royalties recognized from S.C. Johnson in connection with the January 5, 2004 termination agreement related to their concentrated aerosol spray which was marketed in the U.S. and internationally.

Cost of Product Revenues

     Our cost of product revenues includes the third party costs of manufacturing OLUX and Luxíq, the cost of Soriatane inventory acquired from Roche, depreciation costs associated with Connetics-owned equipment located at the DPT facility in Texas, allocation of overhead, royalty payments based on a percentage of our product revenues, and product freight and distribution costs from Cardinal Health Specialty Pharmaceutical Services (formerly CORD Logistics, Inc.), the third party that handles all of our product distribution activities. Currently, DPT Laboratories, Ltd., and AccraPac Group, Inc. manufacture commercial supplies of OLUX and Luxíq. We recorded costs of product revenues of $1.6 million for the three months ended March 31, 2004, compared to $1.1 million for the three months ended March 31, 2003. The increase in the cost of product revenues in the three months ended March 31, 2004 compared to the same period in 2003 is primarily attributable to the introduction of Soriatane to our product portfolio in March 2004 as well as an increase in sales volume of our OLUX and Luxiq products.

     Effective January 1, 2004, we began including in the cost of finished goods inventory and prepaid sample cost, certain manufacturing support and quality assurance costs which had previously been classified as research and development expense. While we do not directly manufacture any of our products, internal activities include the oversight of third party manufacturing, process development, quality assurance and quality control activities. Previously only third party product manufacturing costs, depreciation based on a units of production methodology on Connetics owned equipment at our third-party manufacturers, product freight and distribution costs from the third party that handles all of our product distribution activities, and royalties were being captured in inventory and cost of goods sold. We have determined that the effect of this change in accounting would not have had a material impact on our financial statements in any prior quarterly or annual period.

     For the three months ended March 31, 2004, $1.0 million of costs which in previous periods had been included in research and development expense were allocated as follows: (1) $37,000 was charged to cost of goods sold, (2) $203,000 was charged to sales expense (3) $397,000 was added to the value of commercial inventory, and (4) $366,000 was added to the value of samples inventory. We have determined that the effect of this change in accounting would not have had a material impact on our financial statements in any prior quarterly or annual period.

Research and Development

     Research and development expenses include costs of personnel to support our research and development activities, costs of preclinical studies, costs of conducting our clinical trials, such as clinical investigator fees, monitoring costs, data management and drug supply costs, external research programs, and an allocation of facilities costs, salaries and benefits, and overhead costs such as rent, supplies and utilities. In the three months ended March 31, 2004 we incurred costs associated with two Velac trials in various stages of completion. During the first quarter of 2003 we incurred cost associated with concurrent trials in Velac, Actiza, and Extina which were also in varying stages of completion.

     Research and development expenses were $4.4 million for the three months ended March 31, 2004 and $8.6 million for the three months ended March 31, 2003. The decrease is primarily related to a reduction of $3.2 million of costs related to clinical trials activities underway in 2003 as well as a $1.0 million change in classification from research and development costs to cost of goods sold, inventory, and selling expense. While Connetics does not directly manufacture any of its products, internal research and development activities include manufacturing associated costs such as the oversight of third-party manufacturing, process development, and quality assurance and quality control activities.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses were $15.1 million for the three months ended March 31, 2004, compared to $11.1 million for the comparable period in 2003. For the three months ended March 31, 2004 the overall increase in expenses, compared with the same period in 2003 was primarily related to a $1.3 million increase in employee-related costs due to increased headcount, an increase of approximately $1.7 million in increased activities related to tradeshows, sales meetings, product samples, and market research.

Interest and other income (expense), net

     Interest income was $348,000 for the three months ended March 31, 2004, compared to $126,000 for the three months ended March 31, 2003. The increase in interest income during the three months ended March 31, 2004 compared to the same period in 2003 was the result of higher average cash and investment balances in connection with the money we raised by issuing $90 million of convertible senior notes in May 2003, as well as the $56.9 million net receipts from a private placement of common stock in February 2004, partially offset by lower market interest rates on investments.

     Interest expense was $875,000 for the three months ended March 31, 2004, compared to $1,000 for the three months ended March 31, 2003. The increase in interest expense during the first three months of 2004 compared to the same period in 2003 was directly related to the interest expense associated with the convertible senior notes issued in the second quarter of 2003.

Income Taxes

     We recognized an income tax expense of $243,000 for the three months ended March 31, 2004 primarily related to the foreign tax provision recorded by Connetics Australia. We also recorded a tax provision of $61,000 for domestic income taxes during the first quarter of 2004 as we had a profitable first quarter and anticipate that we will be profitable for the full year of 2004. In the three months ended March 31, 2003 we recognized income tax expense of $77,000 related to Connetics Australia.

Liquidity and Capital Resources

     Sources and Use of Cash. We have financed our operations to date primarily through proceeds from equity and debt financings, collaborative arrangements with corporate partners, bank loans, and product revenues. At March 31, 2004 cash, cash equivalents and short term investments totaled $44.1 million compared to $114.7 million at December 31, 2003. Our cash balances are held in a variety of interest-bearing instruments including high-grade obligations, commercial paper, obligations of the U.S. Government and State and Local agencies papers, and money market accounts.

     Cash used in operating activities. Cash used in operations for the three months ended March 31, 2004 was $5.2 million compared to $5.7 million for the three months ended March 31, 2003. Net income of $1.9 million for the three months ended March 31, 2004 was affected by non-cash charges of $1.8 million of depreciation and amortization expense and $1.8 million of increased reserves related to product returns, chargebacks, rebates and coupon programs. Cash usage was primarily affected by an increase in gross accounts receivable of approximately $9.3 million of which $5.0 million is directly attributable to receivables related to the Soriatane product line sales for March 2004. The balance of the change in accounts receivable is related to the timing of sales on our OLUX and Luxiq, and collection of outstanding amounts. Cash usage was also affected by an increase in other assets of $3.5 million primarily related to various prepaid activities including payments in connection with our UCB co-promotion agreement, insurance, samples inventory and sales and marketing activities, as well as an increase in accounts payable and other accrued and current liabilities of $2.1 million primarily due to the timing of payments and other business activities.

     Cash flows provided by (used in) investing activities. Cash flows used in investing activities was $40.9 million for the three months ended March 31, 2004, compared to cash flows provided by investing activities of $4.6 million for the three months ended March 31, 2003. The increase in cash used in investing activities is primarily the result of $123.2 million spent in the first quarter of 2004 for the product line acquisition of Soriatane, partially offset by $84.4 million from maturities and sales of marketable securities necessary to fund such acquisition.

     Cash flows from financing activities. Financing activities provided $58.4 million for the three months ended March 31, 2004 and $1.5 million for the three months ended March 31, 2003. This increase is primarily due to net cash proceeds of $57.0 million from a private placement of our common stock in February 2004, not including, amounts accrued but not paid as of March 31, 2004.

     Working Capital. Working capital decreased by $66.5 million to $45.7 million at March 31, 2004 from $112.2 million at December 31, 2003, primarily due to the cash used to fund the acquisition of exclusive U.S. rights to Soriatane and related inventory in March 2004 as well as the assumption of approximately $4.1 million in liabilities associated with the Soriatane acquisition. The amounts related to the acquisition were partially offset by net proceeds of $57.0 million from a private placement of our common stock in February 2004.

     Contractual Obligations and Commercial Commitments. There have been no material changes in our contractual obligations and commercial commitments since December 31, 2003. Our commitments, including those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2003, consist primarily of operating lease agreements for our facilities as well as minimum purchase commitments under one of our contract manufacturing agreements.

     Restricted Cash and Cash Equivalents. In the three months ended March 31, 2004, the final $304,000 was released from a previously restricted certificate of deposit related to security for our facilities rent. As of March 31, 2004 none of our cash balance is restricted.

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

Factors that May Affect Future Results, Financial Condition and the Market Price of Securities

Please also read Item 1 in our Annual Report on Form 10-K for the year ended December 31, 2003, where we have described our business and the challenges and risks we may face in the future.

     There are many factors that affect our business and results of operations, some of which are beyond our control. In our Annual Report on Form 10-K we list some of the important factors that may cause the actual results of our operations in future periods to differ materially from the results currently expected or desired. Due to these factors, we believe that quarter-to-quarter comparisons of our results of operations are not a good indication of our future performance. The factors discussed in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K in particular under the caption “Factors Affecting Our Business and Prospects,” should be carefully considered when evaluating our business and prospects.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the reported market risks or foreign currency exchange risks from those reported under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our annual report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

     Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of Connetics’ disclosure controls and procedures. This evaluation was performed as of March 31, 2004. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on their evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports. In addition, our CEO and CFO concluded that during the quarter ended March 31, 2004, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     We do not have a plan or program to repurchase shares of our common stock. Prior to 2000, however, we have accepted a total of 46,708 shares of our common stock surrendered by our chief executive officer as partial repayments of loans totaling approximately $321,000 plus accrued interest.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

2.1	Sale and Purchase Agreement dated February 2, 2004 between Connetics and Hoffmann-La Roche (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 0-27406))

10.1	Stock Purchase Agreement dated as of February 11, 2004 by and among Connetics and the Purchasers listed on Appendix A to the Stock Purchase Agreement (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-113894) filed on March 24, 2004)

10.2	Credit and Guaranty Agreement dated as of February 6, 2004 between Connetics and Goldman Sachs Credit Partners L.P. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 6, 2004 and filed on February 9, 2004 (Commission File No. 0-27406))

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(b)	Reports on Form 8-K. We filed or furnished the following Current Reports on Form 8-K during the quarter ended March 31, 2004. The information furnished under Item 12, Results of Operations and Financial Condition is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

(i)	Current Report on Form 8-K dated January 8, 2004, filed with the Securities and Exchange Commission on January 9, 2004, under Item 5, Other Events, and Item 7, Financial Statements & Exhibits.

(ii)	Current Report on Form 8-K dated January 27, 2004, furnished to the Securities and Exchange Commission on January 27, 2004, under Item 7, Financial Statements and Exhibits, and Item 12, Results of Operations and Financial Condition.

(iii)	Current Report on Form 8-K dated January 5, 2004, filed with the Securities and Exchange Commission on January 27, 2004, under Item 5, Other Events.

(iv)	Current Report on Form 8-K dated February 6, 2004, furnished to the Securities and Exchange Commission on February 9, 2004, under Item 5, Other Events, and Item 7, Financial Statements, Pro Forma Financial Information & Exhibits.

(v)	Current Report on Form 8-K dated February 9, 2004, filed with the Securities and Exchange Commission on March 8, 2004, under Item 5, Other Events and Item 7, Financial Statements, Pro Forma Financial Information & Exhibits.

(vi)	Current Report on Form 8-K dated February 12, 2004, filed with the Securities and Exchange Commission on February 13, 2004, under Item 5, Other Events and Item 7, Financial Statements, Pro Forma Financial Information & Exhibits.

(vii)	Current Report on Form 8-K dated February 25, 2004, filed with the Securities and Exchange Commission on February 27, 2004, under Item 5, Other Events.

(viii)	Current Report on Form 8-K dated March 4, 2004, filed with the Securities and Exchange Commission on March 5, 2004, under Item 5, Other Events.

(ix)	Current Report on Form 8-K dated March 4, 2004, filed with the Securities and Exchange Commission on March 9, 2004, under Item 5, Other Events.

(x)	Current Report on Form 8-K dated March 4, 2004, filed with the Securities and Exchange Commission on March 16, 2004, under Item 2, Acquisition or Disposition of Assets, Item 7, Financial Statements Pro Forma Financial Information & Exhibits.

(xi)	Current Report on Form 8-K dated March 8, 2004, filed with the Securities and Exchange Commission on March 10, 2004, under Item 5, Other Events.

(xii)	Current Report on Form 8-K dated March 11, 2004, filed with the Securities and Exchange Commission on March 15, 2004, under Item 5, Other Events.

(xiii)	Current Report on Form 8-K dated March 23, 2004, filed with the Securities and Exchange Commission on March 24, 2004, under Item 5, Other Events, Item 7, Financial Statements & Exhibits

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Connetics Corporation

By:	/s/ John L. Higgins

John L. Higgins Exec. Vice President, Finance and Corporate Development and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer of the Registrant)

Date: May 10, 2004

INDEX TO EXHIBITS

Exhibit
Number	Description
2.1	Sale and Purchase Agreement dated February 2, 2004 between Connetics and Hoffmann-La Roche (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (Commission File No. 0-27406))

10.1	Stock Purchase Agreement dated as of February 11, 2004 by and among Connetics and the Purchasers listed on Appendix A to the Stock Purchase Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-113894) filed on March 24, 2004)

10.2	Credit and Guaranty Agreement dated as of February 6, 2004 between Connetics and Goldman Sachs Credit Partners L.P. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 6, 2004 and filed on February 9, 2004 (Commission File No. 0-27406))

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350