Form 10-Q
period 2004-06-30
CONNETICS CORP
filed 2004-08-05
CIK 1004960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     As of July 30, 2004, 35,503,541 shares of the Registrant’s common stock at $0.001 par value, were outstanding.

CONNETICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONNETICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$32,938	$17,946
Marketable securities	33,054	96,716
Restricted cash — current	1,000	304
Accounts receivable, net of allowances	2,027	2,594
Inventory	4,204	1,035
Prepaid and other current assets	7,420	3,779

Total current assets	80,643	122,374
Property and equipment, net	6,276	5,628
Restricted cash — long term	2,000	—
Debt issuance costs, deposits and other assets	4,581	5,418
Goodwill	6,271	6,271
Other intangible assets, net	129,187	6,206

Total assets	$228,958	$145,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,791	$3,884
Assumed liabilities related to acquisition of product rights	4,123	—
Accrued payroll and related expenses	3,539	3,792
Notes payable	1,663	—
Accrued clinical trial costs	150	857
Other accrued liabilities	3,454	1,594

Total current liabilities	24,720	10,127
Convertible senior notes	90,000	90,000
Other non-current liabilities	15	16
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	35	32
Additional paid-in capital	233,999	174,080
Deferred stock compensation	(22)	(31)
Accumulated deficit	(120,857)	(130,188)
Accumulated other comprehensive income	1,068	1,861

Total stockholders’ equity	114,223	45,754

Total liabilities and stockholders’ equity	$228,958	$145,897

See accompanying notes to condensed consolidated financial statements.

CONNETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Product	$37,999	$15,528	$61,565	$29,839
Royalty and contract	254	4,442	1,670	5,442

Total revenues	38,253	19,970	63,235	35,281

Operating costs and expenses:
Cost of product revenues	3,578	1,185	5,146	2,257
Amortization of intangible assets	3,400	202	4,672	403
Research and development	5,096	8,619	9,537	17,236
Selling, general and administrative	17,467	10,590	32,760	21,493

Total operating costs and expenses	29,541	20,596	52,115	41,389

Income (loss) from operations	8,712	(626)	11,120	(6,108)
Interest income	152	169	500	294
Interest expense	(690)	(230)	(1,381)	(231)
Other income (expense), net	(70)	33	(19)	87

Income (loss) before income taxes	8,104	(654)	10,220	(5,958)
Income tax expense	(647)	(1,202)	(890)	(1,279)

Net income (loss)	$7,457	$(1,856)	$9,330	$(7,237)
Net income (loss) per share:
Basic	$0.21	$(0.06)	$0.27	$(0.23)

Diluted	$0.19	$(0.06)	$0.25	$(0.23)

Shares used to calculate net income (loss) per share:
Basic	35,242	31,519	34,439	31,403

Diluted	41,627	31,519	36,722	31,403

See accompanying notes to condensed consolidated financial statements.

CONNETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$9,330	$(7,237)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	744	649
Amortization of intangible assets	4,672	403
Amortization of convertible debt offering costs	368	56
Allowance for rebates, returns and chargebacks	7,105	2,150
Stock compensation expense	9	9
Changes in assets and liabilities:
Accounts receivable	(6,589)	1,909
Other assets	(1,628)	(2,421)
Inventory	(3,147)	(19)
Accounts payable	7,944	(2,997)
Accrued and other current liabilities	920	(421)

Net cash from operating activities	19,728	(7,919)

Cash flows from investing activities:
Purchases of marketable securities	(22,578)	(59,974)
Sales and maturities of marketable securities	85,809	17,903
Purchases of property and equipment	(1,492)	(423)
Acquisition of patent and product rights	(123,529)	(200)

Net cash from investing activities	(61,790)	(42,694)

Cash flows from financing activities:
Restricted cash	(2,696)	312
Proceeds from issuance of common stock, net of issuance costs	56,901	86,503
Proceeds from exercise of stock options and employee stock purchase plan, net of repurchases of unvested shares	3,021	2,638

Net cash from financing activities	57,226	89,453

Effect of foreign currency exchange rate changes on cash and cash equivalents	(172)	98

Net change in cash and cash equivalents	14,992	38,938
Cash and cash equivalents at beginning of period	17,946	8,624

Cash and cash equivalents at end of period	$32,938	$47,562

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Policies

     We have prepared the accompanying unaudited condensed consolidated financial statements of Connetics Corporation (“Connetics”) in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. We believe that we have included all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. We reclassify as necessary certain prior year balances to conform to the current year presentation.

     Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For a better understanding of Connetics and its financial statements, we recommend reading these unaudited condensed consolidated financial statements and notes in conjunction with the audited consolidated financial statements and notes to those financial statements for the year ended December 31, 2003, which are included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Principles of Consolidation

     The accompanying condensed consolidated financial statements include the accounts of Connetics Corporation, Connetics Holdings Pty Ltd., and Connetics Australia Pty Ltd. (formerly Soltec Research Pty Ltd.). We have eliminated all intercompany accounts and transactions in consolidation.

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

Revenue Recognition

     Product Revenues. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and we are reasonably assured of collecting the resulting receivable. We recognize product revenues net of estimated allowances for discounts, returns, rebates, and chargebacks. We are obligated to accept from customers the return of pharmaceuticals that have reached their expiration date. We authorize returns for damaged products and exchanges for expired products in accordance with our return goods policy and procedures, and we establish reserves for such amounts at the time of sale. To date we have not experienced significant returns of damaged or expired product. We include product shipping and handling costs in the cost of product revenues.

     During the first half of 2004, we made a decision to bring in house the function of Contract Administration responsibility for the calculation and related reporting of all allowances and discounts for which Managed care plans and Medicaid programs are eligible. Previously we utilized third parties to perform the allowance calculation and related reporting. In connection with this change we performed a comprehensive review of our calculation for Medicaid product pricing allowances, which resulted in an adjustment to reserves recorded in prior periods. As a result, we recorded a one-time reduction of product revenues in the amount of $564,000 in the second quarter of 2004. We have determined that the effect of this change in estimate would not have had a material impact on our financial statements in any prior quarterly or annual period.

     Royalty Revenue. We collect royalties from our third-party licensees based on their sales. We recognize royalties either in the quarter in which we receive the royalty payment from the licensee or in which we can reasonably estimate the royalty, which is typically one quarter following the related sale by the licensee.

     Contract Revenue. We record contract revenue for research and development, or R&D, as it is earned based on the performance requirements of the contract. We recognize non-refundable contract fees for which no further performance obligations exist, and for which Connetics has no continuing involvement, on the date we receive the payments or the date when collection is assured, whichever is earlier.

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

     Cash, cash equivalents and marketable securities are financial instruments that potentially subject us to concentration of risk to the extent recorded on the balance sheet. We believe we have established guidelines for investing our excess cash relative to diversification and maturities that maintain safety and liquidity. We invest our excess cash in debt instruments of the U.S. Government and its agencies, and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than one year.

Foreign Currency

     Connetics Australia’s functional currency is the Australian dollar. We translate Connetics Australia’s local currency balance sheet into U.S. dollars using the exchange rates in effect at the balance sheet date. For revenue and expense accounts, we use a weighted average exchange rate during the period. We record foreign currency translation adjustments in other comprehensive income (loss). Net gains and losses resulting from foreign exchange transactions are included in the condensed consolidated statements of operations and were immaterial for all periods presented.

Income Taxes

     We account for income taxes using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between (1) the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and (2) operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates that are expected to apply to taxable income in the years in which we anticipate those temporary differences will be recovered or settled. We establish a valuation allowance for the net deferred tax assets when realization is uncertain. Historically our income tax provision related primarily to the operations of our Australian subsidiary. In 2004, however, the income tax provision is primarily related to the domestic corporation due to our expected profitability in 2004.

Property and Equipment

     We state property and equipment at cost less accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets, generally three to five years. We are depreciating equipment we have purchased on behalf of our contract manufacturer using the units of production method based on contractual minimum quantities to be produced over the term of the agreement. We amortize leasehold improvements over the shorter of the estimated useful lives of the assets or the lease term.

Inventory

     Inventory consists primarily of finished goods. We state inventory at the lower of cost (determined on a first-in first-out method) and market.

     Effective January 1, 2004, we began including certain manufacturing support and quality assurance costs in the cost of finished goods inventory and samples inventory (included in prepaid and other current assets) on the accompanying condensed consolidated balance sheets. We do not directly manufacture any of our products, and prior to January 1, 2004, we classified as R&D expense all our internal manufacturing support and quality assurance activities such as overseeing third party manufacturing, process development, quality assurance and quality control activities. Also, prior to January 1, 2004, inventory and cost of goods sold only captured third party product manufacturing costs, depreciation based on a units-of-production methodology on Connetics-owned equipment at our third-party manufacturers, product freight and distribution costs from the third party that handles all of our product distribution activities, and royalties. The amounts attributable to capitalizing these costs in inventory and samples inventory in the three and six months ended June 30, 2004, are $800,000 and $1.6 million, of net income (net of tax effect), or approximately $0.02 and $0.04 per diluted share, respectively. We have determined that the effect of this change in accounting would not have had a material impact on our financial statements in any prior quarterly or annual period.

     For the three months ended June 30, 2004, we allocated $1.1 million of costs which in previous periods had been included in R&D expense as follows: (1) we charged $87,000 to cost of goods sold, (2) we charged $168,000 to sales expense, (3) we added $687,000 to the value of commercial inventory, and (4) we added $113,000 to the value of samples inventory.

     For the six months ended June 30, 2004, we allocated $2.1 million of costs which in previous periods had been included in R&D expense as follows: (1) we charged $124,000 to cost of goods sold, (2) we charged $371,000 to sales expense, (3) we added $1.1 million to the value of commercial inventory, and (4) we added $478,000 to the value of samples inventory.

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

     We periodically perform reviews to determine if the carrying value of long-term assets, other than goodwill (purchased intangibles, property and equipment), are impaired. The reviews look for the existence of facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. Our reviews have indicated no such impairment to date. If in the future we determine that impairment indicators exist, we would use undiscounted cash flows to initially determine whether we should recognize any impairment. If necessary, we would perform a subsequent calculation to measure the amount of impairment loss based on the excess of the carrying value over the fair value of the impaired assets. If quoted market prices for the assets are not available, we would calculate the fair value using the present value of estimated expected future cash flows or other appropriate valuation methodologies. The cash flow calculation would be based on management’s best estimates, using appropriate assumption and projections at the time.

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

     For options granted to non-employees, we have determined compensation expense in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation,” as amended, and Emerging Issues Task Force No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” By those criteria, we quantify compensation expense as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. We periodically re-measure the compensation expense for options granted to non-employees as they vest.

     Although SFAS 123 allows us to continue to follow the APB 25 guidelines, we are required to disclose pro forma net income (loss) and basic and diluted income (loss) per share as if we had applied the fair value based method to all awards.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands except per share amounts):	2004	2003	2004	2003

Net income (loss), as reported	$7,457	$(1,856)	$9,330	$(7,237)
Add: Stock-based employee compensation expense, included in reported net income (loss), net of related tax effect	4	5	8	9
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effect	(2,617)	(2,017)	(5,301)	(3,766)

Pro forma net income (loss)	$4,844	$(3,868)	$4,037	$(10,994)

Net income (loss) per share:
Basic income (loss) — as reported	$0.21	$(0.06)	$0.27	$(0.23)
Diluted income (loss) — as reported	$0.19	$(0.06)	$0.25	$(0.23)
Basic income (loss) — pro forma	$0.14	$(0.12)	$0.12	$(0.35)
Diluted income (loss) — pro forma	$0.13	$(0.12)	$0.11	$(0.35)

     For purposes of this analysis, we estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

	Stock Option Plans		Stock Option Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Expected stock volatility	55.8%	61.6%	56.6%	63.5%
Risk-free interest rate	3.3%	4.4%	2.8%	5.9%
Expected life (in years)	3.4	3.2	3.4	4.0
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

	Stock Purchase Plan		Stock Purchase Plan
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Expected stock volatility	51.6%	61.7%	51.6%	61.7%
Risk-free interest rate	3.8%	4.7%	3.8%	4.7%
Expected life (in years)	1.6	1.4	1.6	1.4
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

Note 2. Net Income (Loss) Per Share

     We compute basic net income (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share using the weighted average of all potential shares of common stock outstanding during the period. For the three months ended June 30, 2004, we included all dilutive stock options, warrants, and convertible debt in the calculation of diluted net income per share. As part of the dilutive calculation we excluded interest expense related to the convertible debt, net of tax effect from net income, to arrive at net income for the three months ended June 30, 2004. For the six months ended June 30, 2004 the effect of the convertible debt was not included in the calculation of diluted net income per share as it was anti-dilutive.

     The following table shows a reconciliation of the numerator and denominator used in diluted net income (loss) per share computations (in thousands except share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$7,457	$(1,856)	$9,330	$(7,237)
Interest expense, net of tax effect	649	—	—	—

	8,106	(1,856)	9,330	(7,237)
Denominator:
Weighted-average shares outstanding used for basic net income (loss) per share	35,242	31,519	34,439	31,403
Effect of dilutive securities:
Stock options	2,150	—	2,247	—
Warrants	32	—	36	—
Convertible debt	4,203	—	—	—

Weighted-average shares used for diluted net income (loss) per share	41,627	31,519	36,722	31,403

Note 3. Comprehensive Income (Loss)

     The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$7,457	$(1,856)	$9,330	$(7,237)
Foreign currency translation adjustment	(233)	31	(362)	69
Change in unrealized gain (loss) on securities, net of reclassification adjustments for realized gain (loss)	(315)	(308)	(431)	(532)

Comprehensive income (loss)	$6,909	$(2,133)	$8,537	$(7,700)

     Accumulated other comprehensive loss included $429,000 of net unrealized gains on investments and $639,000 of foreign currency translation adjustments as of June 30, 2004, and $861,000 of unrealized gains on investments and $1.0 million of foreign currency translation adjustments as of December 31, 2003.

Note 4. Goodwill and Purchased Intangible Assets

     There were no changes in the carrying amount of goodwill during the six months ended June 30, 2004. The components of our other intangible assets at June 30, 2004, are as follows (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Net
Acquired product rights	$127,652	$(4,255)	$123,397
Existing technology	6,810	(2,185)	4,625
Patents	1,590	(425)	1,165

Total	$136,052	$(6,865)	$129,187

     Amortization expense for our other intangible assets was $3.4 million for the three months ended June 30, 2004 and $4.7 million for the six months ended June 30, 2004. For the same reporting periods in 2003, amortization expense was $202,000 and $403,000, respectively.

     The expected future amortization expense of our other purchased intangible assets is as follows (in thousands):

Amortization Expense
Remaining six months in 2004	$6,799
For the year ending December 31, 2005	13,598
For the year ending December 31, 2006	13,598
For the year ending December 31, 2007	13,598
For the year ending December 31, 2008	13,598
For the year ending December 31, 2009	13,598
Thereafter	54,398

$129,187

Note 5. Guaranties and Indemnifications

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (FIN No. 45). FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

     We enter into indemnification provisions under our agreements with other companies in the ordinary course of our business, typically with business partners, contractors, clinical sites, insurers, and customers. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the maximum potential amount of future payments Connetics could be required to make under these indemnification provisions is unlimited. The estimated fair value of the indemnity obligations of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2004. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification arrangements.

Note 6. Equity Issuance

     On February 13, 2004, we completed a private placement of 3.0 million shares of our common stock to accredited institutional investors at a price of $20.25 per share, for net proceeds of approximately $56.9 million. We used a portion of the net proceeds to pay for the acquisition of the exclusive U.S. rights to Soriatane®, and intend to use the balance for general corporate purposes, including working capital.

Note 7. Acquisition of Soriatane® Product Line

     On February 6, 2004, we entered into a binding agreement with Roche to acquire exclusive U.S. rights to Soriatane-brand (acitretin), an approved oral therapy for the treatment of severe psoriasis in adults. The transaction closed on March 4, 2004, and we have recognized revenue, net of applicable reserves, for all sales of the product from that date. Under the terms of the purchase agreement, we paid Roche a total of $123.0 million in cash at the closing to acquire Soriatane. We also assumed certain liabilities in connection with returns, rebates and chargebacks associated with prior sales of Soriatane by Roche totaling $4.1 million, and purchased Roche’s existing inventory of Soriatane at a cost of approximately $1.5 million. In addition, we incurred transaction costs, originally estimated at approximately $500,000 and finalized at $529,000 during the second quarter. Including the cash paid to acquire the rights, liabilities assumed and transactions costs, the total value of the acquired product rights for accounting purposes is $127.7 million. We are amortizing this amount over the ten year estimated useful life of the Soriatane asset.

Note 8. UCB Co-Promotion Agreement

     In the first quarter of 2004, we entered into an agreement with UCB Pharma, a subsidiary of UCB Group, pursuant to which UCB Pharma’s 400-person U.S. sales force will promote OLUX and Luxíq to a segment of U.S. primary care physicians (PCP’s). UCB’s focus will be on the approximately 10% of PCP’s who are active prescribers of dermatology products, including OLUX and Luxíq. The purpose of the co-promotion agreement is to build value for the OLUX and Luxíq brands with the additional benefit of ensuring appropriate use of OLUX and Luxíq with the current PCP users. We estimate that, historically, PCP’s have written approximately 15% of prescriptions for OLUX and Luxíq, even though we have promoted exclusively to dermatologists.

We will record 100% of the revenue from sales generated by promotional efforts of UCB and pay UCB a portion of revenue as a promotion expense. UCB will bear the marketing costs for promoting the products (including product samples, marketing materials, etc.). The agreement is structured with a two-year promotional period followed by a two-year tail of additional compensation to UCB.

Note 9. Facility Lease

     In June 2004, we signed a series of lease agreements with Incyte Corporation and The Board of Trustees of the Leland Stanford Junior University to lease approximately 96,000 square feet of space in Palo Alto, California. Our commitments, including those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2003, consist primarily of operating lease agreements for our facilities as well as minimum purchase commitments under one of our contract manufacturing agreements.

As a result of this new leasing arrangement our operating lease obligations will increase as follows (in thousands):

Increase in operating lease obligations
For the year ending December 31, 2005	$2,975
For the year ending December 31, 2006	1,325
For the year ending December 31, 2007	1,325
For the year ending December 31, 2008	1,325
For the year ending December 31, 2009	1,325
Thereafter	8,009

$16,284

Note 10. Subsequent Events

     We have entered into a multi-year consent with Roche to sell Soriatane to a U.S.-based distributor that exports branded pharmaceutical products to select international markets. Product sold to this distributor is not permitted to be resold in the U.S. Under the terms of the agreement Connetics will pay a royalty to Roche on Soriatane sales made during the term of the agreement to this distributor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2003, and with the unaudited condensed consolidated financial statements and notes to financial statements included in this Report. Our disclosure and analysis in this Report, in other reports that we file with the Securities and Exchange Commission, in our press releases and in public statements of our officers contain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. They use words such as “anticipate,” “estimate,” “expect,” “will,” “may,” “intend,” “plan,” “believe” and similar expressions in connection with discussion of future operating or financial performance. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. Forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors will be important in determining future results. No forward-looking statement can be guaranteed, and actual results may vary materially from those anticipated in any forward-looking statement. Some of the factors that, in our view, could cause actual results to differ are discussed in this report under the caption “Factors That May Affect Future Results, Financial Condition and the Market Price of Securities” and under the caption “Factors Affecting Our Business and Prospects” in our 2003 Annual Report on Form 10-K. Our historical operating results are not necessarily indicative of the results to be expected in any future period.

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

     On March 4, 2004, we completed the acquisition of the exclusive U.S. rights to Roche’s Soriatane-brand (acitretin), an approved oral therapy for the treatment of severe psoriasis in adults. Including purchase price of $123.0 million, assumed liabilities of $4.1 million and transaction costs of $529,000, we recorded an intangible asset of approximately $127.7 million related to this acquisition, which we are amortizing over an estimated useful life of 10 years.

     In the first quarter of 2004, we entered into an agreement with UCB Pharma, a subsidiary of UCB Group, pursuant to which UCB Pharma’s 400-person U.S. sales force will promote OLUX and Luxíq to a segment of U.S. primary care physicians (PCP’s). UCB’s focus will be on the approximately 10% of PCP’s who are active prescribers of dermatology products, including OLUX and Luxíq. The purpose of the co-promotion agreement is to build value for the OLUX and Luxíq brands with the additional benefit of ensuring appropriate use of OLUX and Luxíq with the current PCP prescribers. We will book 100% of the revenue from sales generated by UCB and pay UCB a portion of revenue as a promotion expense. UCB will bear the marketing costs for selling to its customers. The agreement is structured as a two-year promotional period followed by a two-year tail of additional compensation to UCB.

     On May 17, 2004, we announced that the United States Patent and Trademark Office issued to Connetics Patent No. 6,730,288B1. The patent covers a pharmaceutical aerosol foam composition having occlusive capability. We expect to incorporate this technology into our next generation of foam products. This emollient foam delivery vehicle will serve patients with dermatoses that require a stronger moisturizing vehicle to alleviate dryness and scaling.

     In June 2004, we signed a series of lease agreements with Incyte Corporation and The Board of Trustees of the Leland Stanford Junior University to lease approximately 96,000 square feet of space in Palo Alto, California. We anticipate that we will move from our current facilities in late 2004 or early 2005.

Critical Accounting Policies

     There have been no material changes to our critical accounting policies, which are included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(In thousands)		(In thousands)
	2004	2003	2004	2003
Product revenues:
OLUX	$15,223	$11,004	$29,593	$20,879
Luxíq	5,614	4,491	11,085	8,879
Soriatane	17,154	—	20,794	—
Other	8	33	93	81

Total product revenues	37,999	15,528	61,565	29,839
Royalty and contract revenues:
Royalty	172	4,384	1,525	5,320
Contract	82	58	145	122

Total royalty and contract revenues	254	4,442	1,670	5,442

Total revenues	$38,253	$19,970	$63,235	$35,281

     Our product revenues were $38.0 million for the three months ended June 30, 2004, and $61.6 million for the six months ended June 30, 2004, compared to $15.5 million and $29.8 million, respectively, for the three and six months ended June 30, 2003. Total product revenues increased by 145% in the three months ended June 30, 2004, and by 106% in the six months ended June 30, 2004, as compared to the same periods in the prior year. The increase in product revenues in the three months ended June 30, 2004 represents 111% attributable to the introduction of Soriatane to our product portfolio, 17% attributable to increases in sales volumes, and 17% attributable to higher sales prices for our OLUX and Luxíq product lines. The increase in product revenues in the six months ended June 30, 2004 represents 70% attributable to the introduction of Soriatane to our product portfolio, 17% attributable to increases in sales volumes, and 19% attributable to higher sales prices for our OLUX and Luxíq product lines.

     During the first half of 2004, we made a decision to bring in house the function of Contract Administration responsibility for the calculation and related reporting of all allowances and discounts for which Managed care plans and Medicaid programs are eligible. Previously we utilized third parties to perform the allowance calculation and related reporting. In connection with this change we performed a comprehensive review of our calculation for Medicaid product pricing allowances, which resulted in an adjustment to reserves recorded in prior periods. As a result, we recorded a one-time reduction of product revenues in the amount of $564,000 in the second quarter of 2004. We have determined that the effect of this adjustment would not have had a material impact on our financial statements in any prior quarterly or annual period.

     Royalty and contract revenues were $254,000 for the three months ended June 30, 2004, and $1.7 million for the six months ended June 30, 2004, compared to $4.4 million and $5.4 million, respectively, for the three and six months ended June 30, 2003. Royalty and contract revenues decreased primarily because in the second quarter of 2003 we recognized $4.2 million of royalties from S.C. Johnson related to their concentrated aerosol spray which was marketed in the U.S. and internationally. As the royalty agreement with S.C. Johnson was terminated in the first quarter of 2004, no royalties were received or recognized in the second quarter of 2004.

Cost of Product Revenues

     Currently, DPT Laboratories, Ltd. and AccraPac Group, Inc. manufacture commercial supplies of OLUX and Luxíq, and Roche manufactures commercial supplies of Soriatane. Cardinal Health Specialty Pharmaceutical Services (formerly CORD Logistics, Inc.) handles all of our product distribution activities. Our cost of product revenues includes the third party costs of manufacturing OLUX and Luxíq, the cost of Soriatane inventory acquired from Roche, depreciation costs associated with Connetics-owned equipment located at the DPT facility in Texas, allocation of overhead, royalty payments based on a percentage of our product revenues, and product freight and distribution costs from Cardinal Health SPS. We recorded costs of product revenues of $3.6 million for the three months ended June 30, 2004, and $5.1 million for the six months ended June 30, 2004, compared to $1.2 million and $2.3 million for the comparable periods in 2003. The increase in the cost of product revenues in 2004 is primarily attributable to the introduction of Soriatane to our product portfolio in 2004 as well as an increase in sales volume of our OLUX and Luxíq products.

     Effective January 1, 2004, we began including in the cost of finished goods inventory and prepaid sample cost, certain manufacturing support and quality assurance costs which had previously been classified as research and development expense. While we do not directly manufacture any of our products, our internal activities include overseeing third party manufacturing, process development, quality assurance and quality control activities. Previously only third party product manufacturing costs, depreciation based on a units of production methodology on Connetics-owned equipment at our third-party manufacturers, product freight and distribution costs from the third party that handles all of our product distribution activities, and royalties were being captured in inventory and cost of goods sold. We have determined that the effect of this change in accounting would not have had a material impact on our financial statements in any prior quarterly or annual period.

     For the three months ended June 30, 2004, $1.1 million of costs which in previous periods had been included in research and development expense were allocated as follows: (1) $87,000 was charged to cost of goods sold, (2) $168,000 was charged to sales expense, (3) $687,000 was added to the value of commercial inventory, and (4) $113,000 was added to the value of samples inventory.

     For the six months ended June 30, 2004, $2.1 million of costs which in previous periods had been included in research and development expense were allocated as follows: (1) $124,000 was charged to cost of goods sold, (2) $371,000 was charged to sales expense, (3) $1.1 million was added to the value of commercial inventory, and (4) $478,000 was added to the value of samples inventory.

Research and Development

     Research and development expenses include costs of personnel to support our research and development activities, costs of preclinical studies, costs of conducting our clinical trials, such as clinical investigator fees, monitoring costs, data management and drug supply costs, external research programs, and an allocation of facilities costs, salaries and benefits, and overhead costs such as rent, supplies and utilities. In the three months ended June 30, 2004 we incurred costs associated with two Velac trials in various stages of completion as well as start up costs associated with trials for three other product candidates. During the first quarter of 2003, we incurred costs associated with concurrent trials in Velac, Actiza, and Extina, which were in varying stages of completion.

     Research and development expenses were $5.1 million for the three months ended June 30, 2004, compared to $8.6 million for the three months ended June 30, 2003. The decrease represents a reduction of $2.7 million of costs related to clinical trials activities underway in 2003 as well as a $1.1 million change in classification from research and development costs to cost of goods sold, inventory, and selling expense. For additional information about this change, see Note 1 of the accompanying Notes to Consolidated Financial Statements. For the six months ended June 30, 2004 and 2003, research and development expenses were $9.5 million and $17.2 million, respectively. The decrease represents a reduction of $3.3 million of costs related to clinical trials activities underway in 2003 as well as a $2.1 million change in classification from research and development costs to cost of goods sold, inventory, and selling expense. While we do not directly manufacture any of our products, our internal research and development activities include manufacturing associated costs such as overseeing third-party manufacturing, process development, and quality assurance and quality control activities.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $17.5 million for the three months ended June 30, 2004, compared to $10.6 million for the comparable period in 2003. For the three months ended June 30, 2004 the overall increase in expenses, compared with the same period in 2003 was primarily related to a $2.3 million increase in direct and indirect sales promotion capabilities, a $994,000 increase in employee-related costs due to increased headcount in the marketing and general and administrative departments, an increase of $389,000 in travel expenses related to supporting business activities, and an increase of approximately $2.3 million in increased marketing and sales activities such as tradeshows, sales meetings, product samples, advertising and market research.

     Selling, general and administrative expenses were $32.8 million for the six months ended June 30, 2004, compared to $21.5 million for the comparable period in 2003. For the six months ended June 30, 2004 the overall increase in expenses, compared with the same period in 2003 was primarily related to a $3.0 million increase in direct and indirect sales promotion capabilities, a $1.5 million increase in employee-related costs due to increased headcount in the marketing and general and administrative departments, an increase of $761,000 in travel expenses related to supporting business activities, and an increase of approximately $3.6 million in increased marketing and sales activities such as trade shows, sales meetings, product samples, advertising and market research.

Interest and other income (expense), net

     Interest income was $152,000 for the three months ended June 30, 2004, and $500,000 for the six months ended June 30, 2004, compared to $169,000 and $294,000 for the three and six months ended June 30, 2003, respectively. The increase in interest income during 2004 was the result of higher average cash and investment balances in connection with the cash we received by issuing $90.0 million of convertible senior notes in May 2003, as well as the $56.9 million net receipts from a private placement of common stock in February 2004, partially offset by lower market interest rates on investments.

     Interest expense was $690,000 for the three months ended June 30, 2004, and $1.4 million for the six months ended June 30, 2004, compared to $230,000 and $231,000, respectively, for the three and six months ended June 30, 2003. The increase in interest expense during 2004 was directly related to the interest expense associated with the convertible senior notes issued in the second quarter of 2003.

Income Taxes

     We recognized income tax expense of $647,000 for the three months ended June 30, 2004, and $890,000 for the six months ended June 30, 2004. We recorded tax provisions for domestic income taxes because we had a profitable first and second quarter and anticipate that we will be profitable for the full year of 2004. Specifically, for the three months ended June 30, 2004, we recorded a domestic tax provision of $511,000, and for the six months ended June 30, 2004, we recorded a domestic tax provision of $572,000. We also recorded foreign tax provisions in the three and six months ended June 30, 2004 related to our Australian operations. By comparison, we recognized income tax expense of $1.2 million and $1.3 million, respectively, in the three and six months ended June 30, 2003 related to our Australian operations.

Liquidity and Capital Resources

     Sources and Use of Cash. We have financed our operations to date primarily through proceeds from equity and debt financings, collaborative arrangements with corporate partners, bank loans, and product revenues. At June 30, 2004, cash, cash equivalents and marketable securities totaled $66.0 million compared to $114.7 million at December 31, 2003. Our cash balances are held in a variety of interest-bearing instruments including high-grade obligations, commercial paper, obligations of the U.S. Government and state and local agencies, and money market accounts.

     Cash from operating activities. Cash provided by operations for the six months ended June 30, 2004 was $19.7 million compared to $7.9 million of cash used for the six months ended June 30, 2003. Net income of $9.3 million for the six months ended June 30, 2004 was affected by non-cash charges of $5.8 million of depreciation and amortization expense and $7.1 million of increased reserves related to product returns, chargebacks, rebates and coupon programs. Cash usage was primarily due to an increase in gross accounts receivable of approximately $6.6 million primarily attributable to receivables related to the Soriatane product line; the balance of the change in accounts receivable was related to the timing of sales on OLUX and Luxíq, and collection of outstanding amounts. The increase in 2004 was also a result of an increase in other assets of $4.8 million related to various prepaid activities including payments in connection with our UCB co-promotion agreement, insurance, samples inventory and sales and marketing activities, as well as an increase in accounts payable and other accrued and current liabilities of $8.8 million primarily due to the timing of payments and other business activities.

     Cash from investing activities. We used $61.8 million cash in investing activities for the six months ended June 30, 2004, compared to $42.7 million for the six months ended June 30, 2003. The increase in cash used in investing activities is primarily related to the 2004 acquisition of the Soriatane product line for $123.5 million, partially offset by $85.8 million from maturities and sales of marketable securities necessary to fund the acquisition.

     Cash from financing activities. Financing activities provided $57.2 million for the six months ended June 30, 2004 compared to $89.5 million for the six months ended June 30, 2003. The 2003 change is primarily because in May 2003 we had net cash proceeds of $86.5 million from the issuance of convertible senior notes. The 2004 change is primarily due to the net cash proceeds of $56.9 million from a private placement of our common stock in February 2004.

     Working Capital. Working capital decreased by $56.3 million to $55.9 million at June 30, 2004 from $112.2 million at December 31, 2003, primarily because we used cash to fund the acquisition of exclusive U.S. rights to Soriatane and related inventory in March 2004 and we assumed approximately $4.1 million in liabilities associated with the Soriatane acquisition. The amounts related to the acquisition were partially offset by net proceeds of $56.9 million from a private placement of our common stock in February 2004.

     Contractual Obligations and Commercial Commitments. In June 2004, we signed a series of lease agreements with Incyte Corporation and The Board of Trustees of the Leland Stanford Junior University to lease approximately 96,000 square feet of space in Palo Alto, California. We anticipate that we will move from our current facilities in late 2004 or early 2005. Our commitments, including those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2003, consist primarily of operating lease agreements for our facilities as well as minimum purchase commitments under one of our contract manufacturing agreements.

     As a result of this new leasing arrangement our operating lease obligations will increase as follows (in thousands):

Increase in operating lease
obligations
For the year ending December 31, 2005	$2,975
For the year ending December 31, 2006	1,325
For the year ending December 31, 2007	1,325
For the year ending December 31, 2008	1,325
For the year ending December 31, 2009	1,325
Thereafter	8,009

$16,284

     Restricted Cash and Cash Equivalents. In the three and six months ended June 30, 2004, we entered into two Letter of Credit arrangements, which are secured by certificates of deposit. The first arrangement is a $1.0 million Letter of Credit required as part of our annual corporate insurance renewal. The second Letter of Credit is for $2.0 million and is required as part of the new office facility leasing arrangement that will begin in late 2004 or early 2005. Both of these certificates of deposit are classified as restricted cash, current and non-current, respectively, on the June 30, 2004 balance sheet.

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

     There are many factors that affect our business and results of operations, some of which are beyond our control. In our Annual Report on Form 10-K for the year ended December 31, 2003 we list some of the important factors that may cause the actual results of our operations in future periods to differ materially from the results currently expected or desired. Due to these factors, we believe that quarter-to-quarter comparisons of our results of operations are not a good indication of our future performance. The factors discussed in our reports filed with the Securities and Exchange Commission, including our 2003 Annual Report on Form 10-K, in particular under the caption “Factors Affecting Our Business and Prospects,” should be carefully considered when evaluating our business and prospects.

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

Item 4. Controls and Procedures

     Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of Connetics’ disclosure controls and procedures. This evaluation was performed as of June 30, 2004. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on their evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports. In addition, our CEO and CFO concluded that during the quarter ended June 30, 2004, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     We do not have a plan or program to repurchase shares of our common stock. Prior to 2000, however, we have accepted a total of 46,708 shares of our common stock surrendered by our chief executive officer as partial repayments of loans totaling approximately $321,000 plus accrued interest.

Item 4. Submission of Matters to a Vote of Security Holders

     On May 7, 2004, we held our annual meeting of stockholders. At the meeting, the stockholders approved the following matters by the following votes:

1)	Election of the following directors:

Name	For	Withheld
Alexander E. Barkas, Ph.D.	26,857,393	2,147,912
Eugene Bauer, M.D.	22,096,573	6,908,732
Andrew Eckert	27,401,751	1,603,554
Denise Gilbert, Ph.D.	27,793,331	1,211,974
John C. Kane	27,401,836	1,603,469
Thomas D. Kiley	27,610,226	1,395,079
Leon E. Panetta	18,411,814	10,593,491
G. Kirk Raab	26,735,521	2,269,784
Thomas G. Wiggans	27,587,394	1,417,911

2) Ratification of the appointment of Ernst & Young LLP to serve as the Company’s independent auditors for the fiscal year ending December 31, 2004:

For	Against	Abstain
27,536,743	961,130	507,432

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

Exhibit
Number	Description
10.1	Connetics Corporation 1995 Employee Stock Purchase Plan (as amended and restated through May 7, 2004) and form of Subscription Agreement

10.2	Sublease Agreement between The Board of Trustees of the Leland Stanford Junior University and Incyte Pharmaceuticals, Inc., dated May 6, 2004

10.3	Sublease Consent between The Board of Trustees of the Leland Stanford Junior University and Incyte Corporation and Connetics Corporation, dated May 6, 2004

10.4	Agreement Regarding Sublease and Lease between The Board of Trustees of the Leland Stanford Junior University and Connetics Corporation, dated May 6, 2004

Exhibit
Number	Description
10.5	First Amendment to Lease between The Board of Trustees of the Leland Stanford Junior University and Incyte Corporation, dated May 6, 2004

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(b) Reports on Form 8-K. We filed or furnished the following Current Reports on Form 8-K during the quarter ended June 30, 2004. The information furnished under Item 9, Regulation FD Disclosure or Item 12, Results of Operations and Financial Condition is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

(i)	Current Report on Form 8-K dated April 8, 2004, filed with the Securities and Exchange Commission on April 9, 2004, under Item 5, Other Events, and Item 7, Financial Statements & Exhibits.

(ii)	Current Report on Form 8-K dated April 14, 2004, filed with the Securities and Exchange Commission on April 15, 2004, under Item 5, Other Events, and Item 7, Financial Statements & Exhibits.

(iii)	Current Report on Form 8-K/A dated March 4, 2004, filed with the Securities and Exchange Commission on April 30, 2004, under Item 2, Acquisition or Disposition of Assets, and Item 7 Financial Statements, Pro Forma Financial Information and Exhibits.

(iv)	Current Report on Form 8-K dated May 4, 2004, furnished to the Securities and Exchange Commission on May 4, 2004, under Item 7, Financial Statements & Exhibits, and Item 12 Results of Operations and Financial Condition.

(v)	Current Report on Form 8-K/A dated March 4, 2004, filed with the Securities and Exchange Commission on May 6, 2004, under Item 2, Acquisition or Disposition of Assets, and Item 7, Financial Statements, Pro Forma Financial Information & Exhibits.

(vi)	Current Report on Form 8-K dated June 10, 2004, filed with the Securities and Exchange Commission on June 14, 2004, under Item 5, Other Events.

(vii)	Current Report on Form 8-K dated June 15, 2004, furnished to the Securities and Exchange Commission on June 15, 2004, under Item 7, Financial Statements and Exhibits, and Item 9, Regulation FD Disclosure.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Connetics Corporation

By:	/s/ John L. Higgins
John L. Higgins
Executive Vice President, Finance and Corporate Development and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer and Duly Authorized Officer of the Registrant)

Date: August 5, 2004

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1	Connetics Corporation 1995 Employee Stock Purchase Plan (as amended and restated through May 7, 2004) and form of Subscription Agreement

10.2	Sublease Agreement between The Board of Trustees of the Leland Stanford Junior University and Incyte Pharmaceuticals, Inc., dated May 6,2004

10.3	Sublease Consent between The Board of Trustees of the Leland Stanford Junior University and Incyte Corporation and Connetics Corporation, dated May 6, 2004

10.4	Agreement Regarding Sublease and Lease between the Board of Trustees of the Leland Stanford Junior University and Connetics Corporation, dated May 6, 2004

10.5	First Amendment to Lease between The Board of Trustees of the Leland Stanford Junior University and Incyte Corporation, dated May 6, 2004

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350