Form 10-Q
period 2004-09-30
CONNETICS CORP
filed 2004-11-08
CIK 1004960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

Commission file number: 0-27406

CONNETICS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3173928
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

3290 West Bayshore Road	94303
Palo Alto, California	(Zip Code)
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

     As of October 29, 2004, there were 35,611,904 shares of the Registrant’s common stock at $0.001 par value outstanding.

CONNETICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONNETICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$25,159	$17,946
Marketable securities	51,827	96,716
Restricted cash — current	1,000	304
Accounts receivable, net of allowances	2,120	2,594
Inventory	4,695	1,035
Prepaid and other current assets	6,909	3,779

Total current assets	91,710	122,374
Property and equipment, net	8,540	5,628
Restricted cash — long term	2,963	—
Debt issuance costs, deposits and other assets	4,455	5,418
Goodwill	6,271	6,271
Other intangible assets, net	125,787	6,206

Total assets	$239,726	$145,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,844	$3,884
Assumed liabilities related to acquisition of product rights	4,075	—
Accrued payroll and related expenses	5,094	3,792
Accrued clinical trial costs	590	857
Other accrued liabilities	4,403	1,594

Total current liabilities	30,006	10,127
Convertible senior notes	90,000	90,000
Other non-current liabilities	36	16
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	35	32
Additional paid-in capital	235,791	174,080
Deferred stock compensation	(17)	(31)
Accumulated deficit	(117,163)	(130,188)
Accumulated other comprehensive income	1,038	1,861

Total stockholders’ equity	119,684	45,754

Total liabilities and stockholders’ equity	$239,726	$145,897

See accompanying notes to condensed consolidated financial statements.

CONNETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Product	$36,999	$17,652	$98,564	$47,491
Royalty and contract	345	2,060	2,015	7,502

Total revenues	37,344	19,712	100,579	54,993

Operating costs and expenses:
Cost of product revenues	3,067	1,388	8,213	3,645
Amortization of intangible assets	3,399	208	8,071	611
Research and development	6,180	6,212	15,717	23,448
Selling, general and administrative	16,986	9,954	49,746	31,447
Acquired in-process research and development and milestone expense	3,500	—	3,500	—

Total operating costs and expenses	33,132	17,762	85,247	59,151

Income (loss) from operations	4,212	1,950	15,332	(4,158)
Interest income	303	330	803	624
Interest expense	(706)	(699)	(2,087)	(930)
Other income, net	30	48	11	134

Income (loss) before income taxes	3,839	1,629	14,059	(4,330)
Provision for income taxes	(144)	(13)	(1,034)	(1,291)

Net income (loss)	$3,695	$1,616	$13,025	$(5,621)

Net income (loss) per share:
Basic	$0.10	$0.05	$0.37	$(0.18)

Diluted	$0.10	$0.05	$0.35	$(0.18)

Shares used to calculate net income (loss) per share:
Basic	35,510	31,648	34,794	31,485

Diluted	38,064	33,607	37,179	31,485

See accompanying notes to condensed consolidated financial statements.

CONNETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$13,025	$(5,621)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	1,082	1,058
Amortization of intangible assets	8,071	611
Amortization of convertible debt offering costs	552	237
Allowance for rebates, returns and chargebacks	8,666	2,350
Stock compensation expense	13	13
Changes in assets and liabilities:
Accounts receivable	(8,250)	(3,272)
Other assets	(2,293)	(2,581)
Inventory	(3,626)	98
Accounts payable	11,989	(5,132)
Accrued and other current liabilities	3,360	224
Deferred revenue	(11)	(729)

Net cash from operating activities	32,578	(12,744)

Cash flows from investing activities:
Purchases of marketable securities	(46,608)	(95,947)
Sales and maturities of marketable securities	90,926	60,958
Purchases of property and equipment	(4,096)	(607)
Acquisition of patent and product rights	(123,529)	(200)

Net cash from investing activities	(83,307)	(35,796)

Cash flows from financing activities:
Restricted cash	(3,659)	312
Proceeds from issuance of convertible senior notes, net of issuance costs	—	86,407
Proceeds from issuance of common stock, net of issuance costs	56,901	—
Proceeds from exercise of stock options and employee stock purchase plan, net of repurchases of unvested shares	4,813	3,030

Net cash from financing activities	58,055	89,749

Effect of foreign currency exchange rate changes on cash and cash equivalents	(113)	133

Net change in cash and cash equivalents	7,213	41,342
Cash and cash equivalents at beginning of period	17,946	8,624

Cash and cash equivalents at end of period	$25,159	$49,966

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

     Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For a better understanding of Connetics and its financial statements, we recommend reading these unaudited condensed consolidated financial statements and notes in conjunction with the audited consolidated financial statements and notes to those financial statements for the year ended December 31, 2003, which are included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Principles of Consolidation

     The accompanying condensed consolidated financial statements include the accounts of Connetics, as well as its subsidiaries, Connetics Holdings Pty Ltd. and Connetics Australia Pty Ltd. We have eliminated all intercompany accounts and transactions in consolidation.

Use of Estimates

     To prepare financial statements in conformity with accounting principles generally accepted in the United States, management must make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Future events could cause our actual results to differ.

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

     Royalty Revenues. We collect royalties from our third-party licensees based on their sales. We recognize royalties either in the quarter in which we receive the royalty payment from the licensee or in which we can reasonably estimate the royalty, which is typically one quarter following the related sale by the licensee.

     Contract Revenues. We record contract revenue for research and development, or R&D, as it is earned based on the performance requirements of the contract. We recognize non-refundable contract fees for which no further performance obligations exist, and for which Connetics has no continuing involvement, on the date we receive the payments or the date when collection is assured, whichever is earlier.

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

Cash Equivalents and Marketable Securities

     Cash and cash equivalents consist of cash on deposit with banks, money market and other debt instruments with original maturities of 90 days or less at the date of purchase. Investments with maturities beyond three months at the date of acquisition are included in marketable securities. We classify marketable securities as available for sale at the time of purchase and we carry them at fair value. We report unrealized gains and losses on marketable securities as a component of other comprehensive income (loss) in stockholders’ equity. We use the specific identification method to determine the cost of securities sold.

     Cash, cash equivalents and marketable securities are financial instruments that potentially subject us to concentration of risk to the extent we record them on our balance sheet. We believe we have established guidelines for investing our excess cash in a way that will maintain safety and liquidity with respect to diversification and maturities. We invest our excess cash in debt instruments of the U.S. Government and its agencies, and high-quality corporate issuers. By policy, we restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of generally less than one year.

Restricted Cash

     Restricted cash reflects certificates of deposit used to secure letter of credit arrangements. Restricted cash – current includes deposits of $1,000,000 that support our annual insurance renewal and restricted cash – long term includes deposits of $2,963,000 that support two office facility leases and two vehicle fleet services leases.

Foreign Currency

     Connetics Australia’s functional currency is the Australian dollar. We translate Connetics Australia’s local currency balance sheet into U.S. dollars using the exchange rates in effect at the balance sheet date. For revenue and expense accounts, we use a weighted average exchange rate during the period. We record foreign currency translation adjustments in other comprehensive income (loss). Net gains and losses that result from foreign exchange transactions are included in the condensed consolidated statements of operations and were immaterial for all periods presented.

Income Taxes

     We account for income taxes using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between (1) the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and (2) operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates that are expected to apply to taxable income in the years in which we anticipate those temporary differences will be recovered or settled. When the timing of the realization is uncertain, we establish a valuation allowance for the net deferred tax assets. Historically our income tax provision related primarily to the operations of our Australian subsidiary. In 2004, however, the income tax provision is primarily related to the domestic corporation due to our expected full-year profitability and a reduction in profitability at our Australian subsidiary in 2004.

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

Inventory

     Inventory consists primarily of finished goods. We state inventory at the lower of cost (determined on a first-in first-out method) or market.

     While we do not directly manufacture any of our products, we do incur internal manufacturing support and quality assurance costs. Before January 1, 2004, inventory and cost of goods sold only captured third party product manufacturing costs, depreciation on Connetics-owned equipment at our third-party manufacturers, product freight and distribution costs from the third party that handles all of our product distribution activities, and royalties. Effective January 1, 2004, we began including in our finished goods inventory and samples inventory costs certain manufacturing support and quality assurance costs which had previously been classified as research and development expense. Those activities include overseeing third party manufacturing, process development, quality assurance and quality control activities. Capitalizing these costs in inventory and samples inventory in the three and nine months ended September 30, 2004 had the effect of increasing net income (net of tax effect) by $465,000 and $1.9 million, or approximately $0.01 and $0.05 per diluted share, respectively. We have determined that the effect of this change in accounting would not have had a material impact on our financial statements in any prior quarterly or annual period.

     For the three months ended September 30, 2004, we allocated $1.2 million of costs which in previous periods would have been included in R&D expense as follows: (1) we charged $307,000 to cost of goods sold, (2) we charged $454,000 to sales expense, (3) we added $645,000 to the value of commercial inventory, and (4) we reduced by $161,000 the value of samples inventory.

     For the nine months ended September 30, 2004, we allocated $3.3 million of costs which in previous periods would have been included in R&D expense as follows: (1) we charged $432,000 to cost of goods sold, (2) we charged $824,000 to sales expense, (3) we added $1.7 million to the value of commercial inventory, and (4) we added $317,000 to the value of samples inventory.

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

     SFAS 142 requires that we test goodwill for impairment on an annual basis or more frequently if indicators of potential impairment exist. We performed the annual test as of October 1, 2004, which did not result in an impairment charge. We will perform this test on October 1 of each year or more frequently if indicators of potential impairment exist.

     We periodically perform reviews to determine if the carrying value of long-term assets, other than goodwill (purchased intangibles, property and equipment), are impaired. The reviews look for the existence of facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. Our reviews have indicated no such impairment to date. If in the future we determine that impairment indicators exist, we would use undiscounted cash flows to initially determine whether we should recognize any impairment. If necessary, we would perform a subsequent calculation to measure the amount of impairment loss based on the excess of the carrying value over the fair value of the impaired assets. If quoted market prices for the assets are not available, we would calculate the fair value using the present value of estimated expected future cash flows or other appropriate valuation methodologies. The cash flow calculation would be based on management’s best estimates, using appropriate assumptions and projections at the time.

Stock-Based Compensation

     We use the intrinsic-value method of accounting for stock-based awards granted to employees, as allowed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations. Accordingly, we do not recognize any compensation in our financial statements in connection with stock options granted to employees when those options have exercise prices equal to or greater than fair market value of our common stock. We also do not record any compensation expense in connection with our Employee Stock Purchase Plan as long as the purchase price is not less than 85% of the fair market value at the beginning or end of each offering period, whichever is lower.

     For options granted to non-employees, we have determined compensation expense in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation,” as amended, and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” By those criteria, we quantify compensation expense as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. We periodically re-measure the compensation expense for options granted to non-employees as they vest.

     Although SFAS 123 allows us to continue to follow the APB 25 guidelines, we are required to disclose pro forma net income (loss) and basic and diluted income (loss) per share as if we had applied the fair value based method to all awards.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands except per share amounts):	2004	2003	2004	2003
Net income (loss), as reported	$3,695	$1,616	$13,025	$(5,621)
Add: Stock-based employee compensation expense, included in reported net income (loss), net of related tax effect	5	4	13	13
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effect	(2,743)	(2,072)	(8,044)	(5,838)

Pro forma net income (loss)	$957	$(452)	$4,994	$(11,446)

Net income (loss) per share:
Basic income (loss) — as reported	$0.10	$0.05	$0.37	$(0.18)
Diluted income (loss) — as reported	$0.10	$0.05	$0.35	$(0.18)
Basic income (loss) — pro forma	$0.03	$(0.01)	$0.14	$(0.36)
Diluted income (loss) — pro forma	$0.03	$(0.01)	$0.13	$(0.36)

     For purposes of this analysis, we estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

	Stock Option Plans		Stock Option Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Expected stock volatility	55.8%	59.2%	56.3%	61.6%
Risk-free interest rate	2.9%	2.2%	2.8%	4.3%
Expected life (in years)	3.4	2.6	3.4	3.3
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

	Stock Purchase Plan		Stock Purchase Plan
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Expected stock volatility	47.6%	59.9%	44.4%	61.7%
Risk-free interest rate	3.1%	4.5%	2.6%	4.7%
Expected life (in years)	1.6	1.5	1.5	1.4
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

Note 2. Net Income (Loss) Per Share

     We compute basic net income (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share using the weighted average of all potential shares of common stock outstanding during the period. For the three months and nine months ended September 30, 2004 and the three months ended September 30, 2003, we included all dilutive stock options and warrants in the calculation of diluted net income per share. For the nine months ended September 30, 2003, we excluded all stock options and warrants in the calculation of diluted net loss per share because these securities were anti-dilutive during this period. We excluded convertible debt in the calculation of diluted net income per share as it was anti-dilutive for all periods.

     The following table shows a reconciliation of the numerator and denominator used in diluted net income (loss) per share computations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$3,695	$1,616	$13,025	$(5,621)
Denominator:
Weighted-average shares outstanding used for basic net income (loss) per share	35,510	31,648	34,794	31,485
Effect of dilutive securities:
Stock options	2,525	1,905	2,350	—
Warrants	29	54	35	—

Weighted-average shares used for diluted net income (loss) per share	38,064	33,607	37,179	31,485

Note 3. Comprehensive Income (Loss)

     The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$3,695	$1,616	$13,025	$(5,621)
Foreign currency translation adjustment	109	59	(252)	128
Change in unrealized gain (loss) on securities, net of reclassification adjustments for realized gain (loss)	(140)	175	(571)	(357)

Comprehensive income (loss)	$3,664	$1,850	$12,202	$(5,850)

     Accumulated other comprehensive loss included $289,000 of net unrealized gains on investments and $749,000 of foreign currency translation adjustments as of September 30, 2004, and $861,000 of unrealized gains on investments and $1.0 million of foreign currency translation adjustments as of December 31, 2003.

Note 4. Goodwill and Purchased Intangible Assets

     There were no changes in the carrying amount of goodwill during the nine months ended September 30, 2004. The components of our other intangible assets at September 30, 2004, are as follows (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Net
Acquired product rights	$127,652	$(7,447)	$120,205
Existing technology	6,810	(2,355)	4,455
Patents	1,590	(463)	1,127

Total	$136,052	$(10,265)	$125,787

     Amortization expense for our other intangible assets was $3.4 million for the three months ended September 30, 2004 and $8.1 million for the nine months ended September 30, 2004. For the same reporting periods in 2003, amortization expense was $208,000 and $611,000, respectively.

     The expected future amortization expense of our other purchased intangible assets is as follows (in thousands):

Amortization Expense
Remaining three months in 2004	$3,399
For the year ending December 31, 2005	13,598
For the year ending December 31, 2006	13,598
For the year ending December 31, 2007	13,598
For the year ending December 31, 2008	13,598
For the year ending December 31, 2009	13,598
Thereafter	54,398

$125,787

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

     We enter into indemnification provisions under our agreements with other companies in the ordinary course of our business, typically with business partners, contractors, clinical sites, insurers, and customers. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the maximum potential amount of future payments Connetics could be required to make under these indemnification provisions is unlimited. The estimated fair value of the indemnity obligations of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2004. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification arrangements.

Note 6. In-License Agreement

     In August 2004, we submitted a New Drug Application (NDA) for Velac® (1% clindamycin and 0.025% tretinoin) Gel with the Food and Drug Administration (FDA) and, in October 2004, we received notification that the FDA accepted the NDA for filing as of August 23, 2004. For the three months ended September 30, 2004, we recorded a $3.5 million fee payable to the licensor upon the filing of the NDA. Because the product was not yet approved and had no alternative future use, we recorded the fee as acquired in-process research and development and milestone expense. Under the terms of the license agreement entered into in 2002 with Yamanouchi Europe B.V., we hold exclusive rights to develop and commercialize the product in the U.S. and Canada and non-exclusive rights in Mexico.

Note 7. Equity Issuance

     On February 13, 2004, we completed a private placement of 3.0 million shares of our common stock to accredited institutional investors at a price of $20.25 per share, for net proceeds of approximately $56.9 million. We used a portion of the net proceeds to pay for the acquisition of the exclusive U.S. rights to Soriatane®, and we are using the balance for general corporate purposes, including working capital.

Note 8. Soriatane® Product Line Acquisition and Distribution Agreement

     On February 6, 2004, we entered into a binding agreement with Roche to acquire exclusive U.S. rights to Soriatane-brand acitretin, an approved oral therapy for the treatment of severe psoriasis in adults. The transaction closed on March 4, 2004, and we have recognized revenue, net of applicable reserves, for all sales of the product from that date. Under the terms of the purchase agreement, we paid Roche a total of $123.0 million in cash at the closing to acquire Soriatane. We also assumed certain liabilities in connection with returns, rebates and chargebacks associated with prior sales of Soriatane by Roche totaling $4.1 million, and purchased Roche’s existing inventory of Soriatane at a cost of approximately $1.5 million. In addition, we incurred transaction costs, originally estimated at approximately $500,000 and finalized at $529,000, during the second quarter of 2004. Including the cash paid to acquire the rights, liabilities assumed, and transactions costs, the total value of the acquired product rights for accounting purposes is $127.7 million. We are amortizing this amount over the ten-year estimated useful life of the Soriatane asset.

     In July 2004, we entered into a multi-year consent with Roche to sell Soriatane to a U.S.-based distributor that exports branded pharmaceutical products to select international markets. Product sold to this distributor is not permitted to be resold in the U.S. Under the terms of the agreement, we will pay a royalty to Roche on Soriatane sales made during the term of the agreement to this distributor.

Note 9. UCB Co-Promotion Agreement

     In the first quarter of 2004, we entered into an agreement with UCB Pharma, a subsidiary of UCB Group, pursuant to which we authorized UCB Pharma to promote OLUX® and Luxíq® to a segment of U.S. primary care physicians (PCP’s). In July 2004, UCB Pharma acquired Celltech plc, and in connection with the other post-acquisition changes, UCB notified us that it intended to discontinue the co-promotion agreement effective March 31, 2005. UCB will continue to promote OLUX and Luxíq until then. Through the end of the promotion period, UCB’s focus will be on the approximately 10% of PCP’s who are active prescribers of dermatology products, including OLUX and Luxíq. The purpose of the co-promotion agreement is to build value for the OLUX and Luxíq brands with the additional benefit of ensuring appropriate use of OLUX and Luxíq with the current PCP users. We estimate that, prior to entering into the agreement with UCB Pharma, PCP’s wrote approximately 15% of prescriptions for OLUX and Luxíq, even though we promote primarily to dermatologists.

     We will record 100% of the revenue from sales generated by promotional efforts of UCB and pay UCB a portion of revenue as a promotion expense. UCB bears the marketing costs for promoting the products (including product samples, marketing materials, etc.). We will not have any financial obligation to UCB on prescriptions generated by PCP’s after March 31, 2005.

Note 10. Commitments

     In June 2004, we signed a series of lease agreements with Incyte Corporation and The Board of Trustees of the Leland Stanford Junior University to lease approximately 96,000 square feet of space in Palo Alto, California. We anticipate that we will move from our current facilities in late 2004 or early 2005. Our commitments, including those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2003, consist primarily of operating lease agreements for our facilities as well as a minimum purchase commitment under one of our contract manufacturing agreements.

     As a result of this new leasing arrangement, our operating lease obligations will increase as follows (in thousands):

Increase in operating lease
obligations
For the year ending December 31, 2005	$2,975
For the year ending December 31, 2006	1,325
For the year ending December 31, 2007	1,325
For the year ending December 31, 2008	1,325
For the year ending December 31, 2009	1,325
Thereafter	8,009

$16,284

     In August 2004, we signed an Amended and Restated Manufacturing and Supply Agreement with DPT Laboratories, Ltd. that reduced our minimum purchase obligation by $1.3 million over the term of the agreement that extends until 2011.

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

Overview

     We are a specialty pharmaceutical company that develops and commercializes products for the dermatology marketplace, which is characterized by a large patient population that is served by relatively small, and therefore more accessible, groups of treating physicians. We currently market three pharmaceutical products, OLUX® (clobetasol propionate), Luxíq® (betamethasone valerate), and Soriatane® (acitretin). Our products have clinically proven therapeutic advantages and we provide quality customer service to physicians through our experienced sales and marketing professionals.

     On March 4, 2004, we completed the acquisition of the exclusive U.S. rights to Roche’s Soriatane, an approved oral therapy for the treatment of severe psoriasis in adults. Including the purchase price of $123.0 million, assumed liabilities of $4.1 million and transaction costs of $529,000, we recorded an intangible asset of approximately $127.7 million related to this acquisition, which we are amortizing over an estimated useful life of 10 years. In July 2004, we entered into a multi-year consent with Roche to sell Soriatane to a U.S.-based distributor that exports branded pharmaceutical products to select international markets. Product sold to this distributor is not permitted to be resold in the U.S. Under the terms of the agreement, we will pay a royalty to Roche on Soriatane sales made during the term of the agreement to this distributor.

     In the first quarter of 2004, we entered into an agreement with UCB Pharma, a subsidiary of UCB Group, pursuant to which we authorized UCB Pharma to promote OLUX and Luxíq to a segment of U.S. primary care physicians (PCP’s). In July 2004, UCB Pharma acquired Celltech plc, and in connection with the other post-acquisition changes, UCB notified us that it intended to discontinue the co-promotion agreement effective March 31, 2005. UCB will continue to promote OLUX and Luxiq until then. Through the end of the promotion period, UCB’s focus will be on the approximately 10% of PCP’s who are active prescribers of dermatology products, including OLUX and Luxíq. The purpose of the co-promotion agreement is to build value for the OLUX and Luxíq brands with the additional benefit of ensuring appropriate use of OLUX and Luxíq with the current PCP users. We estimate that, before we entered into the agreement with UCB Pharma, PCP’s wrote approximately 15% of prescriptions for OLUX and Luxíq, even though we have promoted primarily to dermatologists. We will record 100% of the revenue from sales generated by promotional efforts of UCB and pay UCB a portion of revenue as a promotion expense. UCB bears the marketing costs for promoting the products (including product samples, marketing materials, etc.). We will not have any financial obligation to UCB on prescriptions generated by PCP’s after March 31, 2005.

     In August 2004, we submitted a New Drug Application (NDA) for Velac® (1% clindamycin and 0.025% tretinoin) Gel with the Food and Drug Administration (FDA) and, in October 2004, we received notification that the FDA accepted the NDA for filing as of August 23, 2004. For the three months ended September 30, 2004, we recorded a $3.5 million fee due to the licensor upon the filing of the NDA. Because the product was not yet approved and had no alternative future use, we recorded the fee as acquired in-process research and development and milestone expense. Under the terms of the license agreement we entered into in 2002 with Yamanouchi Europe B.V., we hold exclusive rights to develop and commercialize the product in the U.S. and Canada and non-exclusive rights in Mexico.

     In September 2004, we signed a license agreement granting Pierre Fabre Dermatologie exclusive commercial rights to OLUX for Europe, excluding Italy where the product is licensed to Mipharm S.p.A. The license agreement with Pierre Fabre also grants marketing rights for certain countries in South America and Africa. The product will be marketed by Pierre Fabre under different trade names. Under the terms of the license, we will receive an upfront license payment, milestone payments and royalties on product sales. Pierre Fabre will be responsible for costs associated with product manufacturing, sales, marketing, and distribution in its licensed territories. As part of the agreement, we also negotiated a right-of-first-refusal in the U.S. to an early-stage, innovative dermatology product currently under development by Pierre Fabre. Pierre Fabre anticipates an initial launch of OLUX in select European countries in mid-2005.

     In October 2004, we received approval from the Food and Drug Administration for Evoclin™ (clindamycin) Foam, 1% for the treatment of acne vulgaris. Evoclin is delivered in our proprietary VersaFoam® vehicle and will be available in the fourth quarter of 2004 in 50g and 100g trade unit sizes.

Critical Accounting Policies

     There have been no material changes to our critical accounting policies, which are included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(In thousands)		(In thousands)
	2004	2003	2004	2003
Product revenues:
OLUX	$15,962	$12,941	$45,555	$33,820
Luxíq	6,281	4,693	17,366	13,572
Soriatane	14,724	—	35,518	—
Other	32	18	125	99

Total product revenues	36,999	17,652	98,564	47,491
Royalty and contract revenues:
Royalty	58	1,256	1,583	6,576
Contract	287	804	432	926

Total royalty and contract revenues	345	2,060	2,015	7,502

Total revenues	$37,344	$19,712	$100,579	$54,993

     Our product revenues were $37.0 million for the three months ended September 30, 2004, and $98.6 million for the nine months ended September 30, 2004, compared to $17.7 million and $47.5 million, respectively, for the three and nine months ended September 30, 2003. In general, increases in our product revenues reflect the introduction of Soriatane into our product line in March 2004, and, to a lesser extent, increases in sales volumes and sales prices for existing products. Specifically, total product revenues increased by 110% in the three months ended September 30, 2004, and by 108% in the nine months ended September 30, 2004, as compared to the same periods in the prior year. Of the 110% increase in product revenues in the three months ended September 30, 2004, 84% is attributable to the introduction of Soriatane to our product portfolio, 12% is attributable to increases in sales volumes, and 14% is attributable to higher sales prices for our OLUX and Luxíq product lines. Of the 108% increase in product revenues in the nine months ended September 30, 2004, 75% is attributable to the introduction of Soriatane to our product portfolio, 15% is attributable to increases in sales volumes, and 18% is attributable to higher sales prices for our OLUX and Luxíq product lines. During the three months ended September 30, 2004, we recorded an increase in revenue of $544,000 related to the reduction of certain revenue reserves recorded on the initial sales of Soriatane through June 30, 2004. We reduced the reserves to reflect the timing and expected terms of new and anticipated managed care contracts.

     Royalty and contract revenues were $345,000 for the three months ended September 30, 2004, and $2.0 million for the nine months ended September 30, 2004, compared to $2.1 million and $7.5 million, respectively, for the three and nine months ended September 30, 2003. Royalty and contract revenues decreased primarily because we agreed with S.C. Johnson to terminate a royalty agreement related to a concentrated aerosol spray as of the first quarter of 2004. As a direct consequence, we did not receive any royalties in the third quarter of 2004, but we received $1.1 million in royalties in the same quarter last year, and revenues for the nine months ended September 30, 2004 decreased $4.8 million compared to the same period last year.

Cost of Product Revenues

     Currently, DPT Laboratories, Ltd. and AccraPac Group, Inc. manufacture commercial supplies of OLUX and Luxíq, and they will also manufacture Evoclin. Roche manufactures commercial supplies of Soriatane. Cardinal Health Specialty Pharmaceutical Services handles all of our product distribution activities. Our cost of product revenues includes the third party costs of manufacturing OLUX and Luxíq, the cost of Soriatane inventory acquired from Roche, depreciation costs associated with Connetics-owned equipment located at the DPT facility in Texas, allocation of overhead, royalty payments based on a percentage of our product revenues, and product freight and distribution costs from Cardinal Health SPS. We recorded costs of product revenues of $3.1 million for the three months ended September 30, 2004, and $8.2 million for the nine months ended September 30, 2004, compared to $1.4 million and $3.6 million for the comparable periods in 2003. The increase in the cost of product revenues in 2004 is primarily attributable to the introduction of Soriatane to our product portfolio in 2004 as well as an increase in sales volume of our OLUX and Luxíq products.

     While we do not directly manufacture any of our products, we do have internal manufacturing support and quality assurance costs. Before January 1, 2004, inventory and cost of goods sold only captured third party product manufacturing costs, depreciation on Connetics-owned equipment at our third-party manufacturers, product freight and distribution costs from the third party that handles all of our product distribution activities, and royalties. Effective January 1, 2004, we began including certain manufacturing support and quality assurance costs in the cost of finished goods inventory and samples inventory which had previously been classified as research and development expense. Those activities include overseeing third party manufacturing, process development, quality assurance and quality control activities. We have determined that the effect of this change in accounting would not have had a material impact on our financial statements in any prior quarterly or annual period.

     For the three months ended September 30, 2004, we allocated $1.2 million of costs which in previous periods would have been included in R&D expense as follows: (1) we charged $307,000 to cost of goods sold, (2) we charged $454,000 to sales expense, (3) we added $645,000 to the value of commercial inventory, and (4) we reduced by $161,000 the value of samples inventory.

     For the nine months ended September 30, 2004, we allocated $3.3 million of costs which in previous periods would have been included in R&D expense as follows: (1) we charged $432,000 to cost of goods sold, (2) we charged $824,000 to sales expense, (3) we added $1.7 million to the value of commercial inventory, and (4) we added $317,000 to the value of samples inventory.

Research and Development

     Research and development expenses include:

•	costs of personnel to support our research and development activities,

•	costs of preclinical studies,

•	costs of conducting our clinical trials, such as clinical investigator fees, monitoring costs, data management and drug supply costs, and external research programs, and

•	an allocation of facilities costs, salaries and benefits, and overhead costs such as rent, supplies and utilities.

     In the three months ended September 30, 2004 we incurred costs associated with continued research for a marketed product as well as start up costs associated with trials for three other product candidates. During the third quarter of 2003, we incurred costs associated with concurrent trials in Velac which were in varying stages of completion.

     Research and development expenses were $6.2 million for each of the three-month periods ended September 30, 2004 and September 30, 2003. Expenses for the three months ended September 30, 2004 compared to the same period in 2003 reflect reductions of $1.2 million due to a change in classification from research and development costs to cost of goods sold, inventory, and selling expense, as explained above under Cost of Product Revenues, and $1.1 million related to clinical trials activities underway in 2003. The decreases were offset by $573,000 recorded for the fee for filing the New Drug Application with the FDA, $214,000 in FDA user fees for a new product, and the one-time reversal in 2003 of a previously recorded liability of $575,000 for clinical trial materials which we concluded were not owed.

     For the nine months ended September 30, 2004 and 2003, research and development expenses were $15.7 million and $23.4 million, respectively. The decrease represents a reduction of $7.0 million of costs related to clinical trials activities underway in 2003 as well as a $3.3 million change in classification from research and development costs to cost of goods sold, inventory, and selling expense as explained above under Cost of Product Revenue.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses were $17.0 million for the three months ended September 30, 2004, compared to $10.0 million for the comparable period in 2003. For the three months ended September 30, 2004 the overall increase in expenses, compared with the same period in 2003 was primarily related to a $2.6 million increase in direct and indirect sales promotion capabilities, an increase of approximately $1.5 million in increased marketing and sales activities such as tradeshows, sales meetings, product samples, advertising and market research and, a $1.2 million increase in employee-related costs due to increased headcount in the marketing and general and administrative departments.

     Selling, general and administrative expenses were $49.7 million for the nine months ended September 30, 2004, compared to $31.4 million for the comparable period in 2003. For the nine months ended September 30, 2004 the overall increase in expenses, compared with the same period in 2003 was primarily related to an increase of approximately $5.9 million for marketing and sales activities such as trade shows, sales meetings, product samples, advertising and market research, a $5.7 million increase in direct and indirect sales promotion capabilities, and a $2.6 million increase in employee-related costs due to increased headcount in the marketing and general and administrative departments.

Interest and other income (expense), net

     Interest income was $303,000 for the three months ended September 30, 2004, and $803,000 for the nine months ended September 30, 2004, compared to $330,000 and $624,000 for the three and nine months ended September 30, 2003, respectively. The increase in interest income during 2004 was the result of higher average cash and investment balances in connection with the cash we received by issuing $90.0 million of convertible senior notes in May 2003, as well as the $56.9 million net receipts from a private placement of common stock in February 2004, partially offset by lower market interest rates on investments.

     Interest expense was $706,000 for the three months ended September 30, 2004, and $2.1 million for the nine months ended September 30, 2004, compared to $699,000 and $930,000, respectively, for the three and nine months ended September 30, 2003. The increase in interest expense during 2004 was directly related to the interest expense associated with the convertible senior notes issued in the second quarter of 2003.

Income Taxes

     We recognized income tax expense of $144,000 for the three months ended September 30, 2004, and $1.0 million for the nine months ended September 30, 2004. We recorded tax provisions for domestic income taxes primarily related to the alternative minimum tax because we have had three profitable quarters and anticipate that we will be profitable for the full year of 2004. Specifically, for the three months ended September 30, 2004, we recorded a domestic tax provision of $352,000, and for the nine months ended September 30, 2004, we recorded a domestic tax provision of $924,000. We also recorded a foreign tax provision related to our Australian operations for the nine months ended September 30, 2004 of $110,000, including a benefit for the three months ended September 30, 2004 of $208,000. By comparison, we recognized income tax expense of $13,000 and $1.3 million, respectively, in the three and nine months ended September 30, 2003 related to our Australian operations.

Liquidity and Capital Resources

     Sources and Use of Cash. We have financed our operations to date primarily through proceeds from equity and debt financings, collaborative arrangements with corporate partners, bank loans, and product revenues. At September 30, 2004, cash, cash equivalents and marketable securities totaled $77.0 million compared to $114.7 million at December 31, 2003. Our cash balances are held in a variety of interest-bearing instruments including high-grade obligations, commercial paper, obligations of the U.S. Government and state and local agencies, and money market accounts.

     Cash from operating activities. Cash provided by operations for the nine months ended September 30, 2004 was $32.6 million compared to $12.7 million of cash used for the nine months ended September 30, 2003. Operating activities changed to become a net provider of cash in the nine months ended September 30, 2004 from a net user for the same period in 2003 primarily because we had net income in 2004 compared to the net loss in 2003, non-cash depreciation and amortization charges were higher in 2004, and accounts payable increased more during 2004 than during the same period in 2003 primarily due to the timing of payments and other business activities. For the nine months ended September 30, 2004, the cash provided was comprised primarily of the following:

•	net income of $13.0 million,

•	non-cash charges of $9.7 million for depreciation and amortization expense,

•	increased reserves of $8.7 million primarily related to product returns, chargebacks, rebates and coupon programs , and

•	an increase in accounts payable and other accrued and current liabilities of $15.3 million primarily due to the timing of payments and other business activities.

     The cash provided was partially offset by cash used during the same period, primarily for the following:

•	an increase in gross accounts receivable of approximately $8.3 million primarily attributable to receivables related to the Soriatane product line; the balance of the change in accounts receivable was related to the timing of sales on OLUX and Luxíq, and collection of outstanding amounts,

•	an increase in inventory of $3.6 million to support increased sales volume, and

•	an increase in other assets of $2.3 million related to various prepaid activities including payments in connection with our UCB co-promotion agreement, insurance, and sales and marketing activities.

     Cash from investing activities. We used $83.3 million cash in investing activities for the nine months ended September 30, 2004, compared to $35.8 million for the nine months ended September 30, 2003. We used more cash in investing activities in 2004 primarily in connection with the 2004 acquisition of the Soriatane product line for $123.5 million, partially offset by $44.3 million from net sales and maturities of marketable securities necessary to fund the acquisition.

     Cash from financing activities. Financing activities provided $58.1 million for the nine months ended September 30, 2004 compared to $89.7 million for the nine months ended September 30, 2003. The primary difference is that in May 2003 we generated net cash proceeds of $86.4 million by issuing convertible senior notes whereas in 2004 we generated net cash proceeds of $56.9 million from a private placement of our common stock.

     Working Capital. Working capital decreased by $50.5 million to $61.7 million at September 30, 2004 from $112.2 million at December 31, 2003, primarily because we used cash to fund the acquisition of exclusive U.S. rights to Soriatane and related inventory in March 2004 and we assumed approximately $4.1 million in liabilities associated with the Soriatane acquisition. The amounts related to the acquisition were partially offset by net proceeds of $56.9 million from a private placement of our common stock in February 2004.

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

     As a result of this new leasing arrangement, our operating lease obligations will increase as follows (in thousands):

Increase in operating lease
obligations
For the year ending December 31, 2005	$2,975
For the year ending December 31, 2006	1,325
For the year ending December 31, 2007	1,325
For the year ending December 31, 2008	1,325
For the year ending December 31, 2009	1,325
Thereafter	8,009

$16,284

     In August 2004, we signed an Amended and Restated Manufacturing and Supply Agreement with DPT Laboratories, Ltd. that reduced our minimum purchase obligation by $1.3 million over the term of the agreement that extends until 2011.

     We have an agreement to purchase health information services that requires minimum purchase commitments during the years of 2004 to 2007 of $1.1 million, $1.2 million, $983,000, and $983,000, respectively. The agreement includes a provision allowing us to terminate the contract early for a one-time payment of $1.2 million in 2004 that decreases annually to $293,000 in 2007.

     Restricted Cash and Cash Equivalents. In the three months ended September 30, 2004, we entered into four letter of credit arrangements that are secured by certificates of deposit. We extended two letters of credit in connection with new office facility leasing arrangements, one for $2,000,000 for a lease that will begin in late 2004 or early 2005 and one for $663,000 in anticipation of entering into a new lease that will begin in late 2005 or early 2006, pending landlord consent of our agreement with the sublessor. We extended two other letters of credit, one for $250,000 and one for $50,000, in connection with separate vehicle fleet services agreements. All four certificates of deposit are included in non-current restricted cash on the balance sheet.

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

Implementation of Section 404 of the Sarbanes Oxley Act of 2002

     Section 404 of the Sarbanes Oxley Act of 2002 requires that we evaluate and report on our system of internal controls beginning with our fiscal year ending December 31, 2004. In addition, the independent auditors must report on management’s evaluation of those controls, whether our assessment is fairly stated, and whether the independent auditors believe we maintained effective internal controls. We are in the process of documenting and testing our system of internal controls. If we fail to timely complete this assessment, or if our independent registered public accounting firm cannot timely attest to our assessment, we could be subject to regulatory sanctions, including potential delisting from NASDAQ, and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations. However, at this time, due to the ongoing evaluation and testing of the company’s internal controls, we cannot give any assurances as to whether these reports might reveal material weaknesses or significant deficiencies with our internal controls. Additionally, upon the completion of our testing and documentation, certain deficiencies may be discovered that will require remediation. This remediation may require implementing additional controls, the costs of which could have a material adverse effect on our results of operations.

Our Business Strategy May Cause Fluctuating Operating Results

     Our operating results and financial condition may fluctuate from quarter to quarter and year to year depending upon the relative timing of events or uncertainties that may arise. For example, the following events or occurrences could cause fluctuations in our financial performance from period to period:

•	changes in the levels we spend to develop new product lines,

•	changes in the amounts we spend to promote our products,

•	changes in treatment practices of physicians that currently prescribe our products,

•	changes in reimbursement policies of health plans and other similar health insurers, including changes that affect newly developed or newly acquired products,

•	forward-buying patterns by wholesalers that may result in significant quarterly swings in revenue reporting,

•	agreements to pay wholesalers in connection with inventory management or distribution services agreements,

•	increases in the cost of raw materials used to manufacture our products,

•	the development of new competitive products by others,

•	the mix of products that we sell during any time period,

•	our responses to price competition, and

•	fluctuations in royalties paid by third parties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the reported market risks or foreign currency exchange risks from those reported under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

     Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of Connetics’ disclosure controls and procedures. This evaluation was performed as of September 30, 2004. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on their evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports. In addition, our CEO and CFO concluded that during the quarter ended September 30, 2004, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     We do not have a plan or program to repurchase shares of our common stock.

Item 6. Exhibits.

Exhibit
Number	Description
10.1*	Amendment to Facilities Contribution Agreement between DPT Laboratories, Ltd. and Connetics Corporation, dated August 18, 2004

10.2*	Amended and Restated Manufacturing and Supply Agreement between DPT Laboratories, Ltd. and Connetics Corporation, dated August 18, 2004

10.3*	License Agreement between Pierre Fabre Dermatologie and Connetics Corporation, dated September 29, 2004 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 29, 2004 and filed with the Securities and Exchange Commission on October 4, 2004 (Commission File No. 0-27406))

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

99.1	Industrial Building Lease between West Bayshore Associates and Connetics Corporation, dated September 30, 2004

* Portions of this exhibit have been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portions.

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
Executive Vice President, Finance and
Corporate Development and Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer and Duly Authorized Officer
of the Registrant)
Date: November 8, 2004

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1*	Amendment to Facilities Contribution Agreement between DPT Laboratories, Ltd. and Connetics Corporation, dated August 18, 2004

10.2*	Amended and Restated Manufacturing and Supply Agreement between DPT Laboratories, Ltd. and Connetics Corporation, dated August 18, 2004

10.3*	License Agreement between Pierre Fabre Dermatologie and Connetics Corporation, dated September 29, 2004 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 29, 2004 and filed with the Securities and Exchange Commission on October 4, 2004 (Commission File No. 0-27406))

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

99.1	Industrial Building Lease between West Bayshore Associates and Connetics Corporation, dated September 30, 2004

* Portions of this exhibit have been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portions.