Form 10-K
period 2004-12-31
CONNETICS CORP
filed 2005-03-16
CIK 1004960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004
Commission File Number 0-27406
CONNETICS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3173928
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3160 Porter Drive	94304
Palo Alto, California	(zip code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(650) 843-2800
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value per share
Preferred Share Purchase Rights
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $473,000,000 as of June 30, 2004 based upon the shares outstanding and the closing sale price on the Nasdaq National Market reported for that date. The calculation excludes shares of common stock held by each officer and director of the registrant and by each person known by the registrant to beneficially own more than 5% of the registrant’s outstanding common stock as of that date, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      There were 35,926,559 shares of registrant’s common stock issued and outstanding as of February 28, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      The information required by Part III of this Report, to the extent that it is not set forth in this Report, is incorporated by reference to the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on April 22, 2005.

		Page

PART III
Item 10.	Directors and Executive Officers	50
Item 11.	Executive Compensation	51
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	51
Item 13.	Certain Relationships and Related Transactions	51
Item 14.	Principal Accounting Fees and Services	51
PART IV
Item 15.	Exhibits and Financial Statement Schedules	52
Signatures		53
Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm		F-1
Index to Exhibits
EXHIBIT 10.12
EXHIBIT 10.13
EXHIBIT 10.53
EXHIBIT 10.54
EXHIBIT 10.55
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

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
      Although we believe that our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we may not achieve these plans, intentions or expectations. Forward-looking statements in this Report include, but are not limited to, those relating to the commercialization of our currently marketed products, the progress of our product development programs, developments with respect to clinical trials and the regulatory approval process, and developments relating to our sales and marketing capabilities. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Report. In particular, this Report sets forth important factors that could cause actual results to differ materially from our forward-looking statements. These and other factors, including general economic factors and business strategies, and other factors not currently known to us, may be significant, now or in the future, and the factors set forth in this Report may affect us to a greater extent than indicated. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Report and in other documents that we file from time to time with the Securities and Exchange Commission including the Quarterly Reports on Form 10-Q to be filed in 2005. Except as required by law, we do not undertake any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business
THE COMPANY
      References in this Report to “Connetics,” “the Company,” “we,” “our” and “us” refer to Connetics Corporation, a Delaware corporation, and its consolidated subsidiaries. Unless the context specifically requires otherwise, these terms include Connetics Australia Pty Ltd. and Connetics Holdings Pty. Ltd. Connetics was incorporated in Delaware in February 1993, and our principal executive offices are located at 3160 Porter Drive, Palo Alto, California 94304. Our telephone number is (650) 843-2800. Connetics®, Luxíq®, OLUX®, Extina®, Soriatane®, VersaFoam® and the seven interlocking “C’s” design are registered trademarks, and Evoclin™, Liquipatch™, VersaFoam-EFTM, and Desilux™ are trademarks, of Connetics. Velac® is a registered trademark of Yamanouchi Europe B.V. All other trademarks or service marks appearing in this Report are the property of their respective companies. We disclaim any proprietary interest in the marks and names of others.
      Connetics is a specialty pharmaceutical company that develops and commercializes products for the dermatology marketplace. This marketplace is characterized by a large patient population that is served by a relatively small, and therefore readily accessible, number of treating physicians. We currently market four pharmaceutical products, OLUX® (clobetasol propionate) Foam, 0.05%, Luxíq® (betamethasone valerate) Foam, 0.12%, Soriatane®-brand acitretin, and Evoclintm (clindamycin) Foam, 1%. We promote the clinically proven therapeutic advantages of our products and provide quality customer service to physicians and other healthcare providers through our experienced sales and marketing professionals.
      Dermatological diseases often persist for an extended period of time and are treated with a variety of clinically proven drugs that are delivered in a variety of formulations. Topical solutions have traditionally included lotions, creams, gels and ointments. These topical delivery systems often inadequately address a patient’s needs for efficacy, ease of use and cosmetic elegance, and the failure to address those needs may decrease patient compliance. We believe that VersaFoam®, the proprietary foam delivery system used in OLUX, Luxíq and Evoclin, has significant advantages over conventional therapies for dermatological diseases. The foam formulation liquefies when applied to the skin, and enables the active therapeutic agent to penetrate rapidly. When the foam is applied, it dries quickly and does not leave any residue, stains or odor. We believe that the combination of the increased efficacy and the cosmetic elegance of the foam may actually improve patient compliance and satisfaction. In market research sponsored by Connetics, more than 80% of patients said that they preferred the foam to other topical delivery vehicles.
      OLUX and Luxíq compete in the topical steroid market. According to NDC Healthcare, or NDC, for the 12 months ended December 2004, the value of the retail topical steroid market for mid-potency and high- and super-high potency steroids was $869 million. Luxíq competes in the mid-potency steroid market and OLUX competes in the high- and super-high potency steroid market. On March 4, 2004, we acquired from Hoffmann-La Roche, or Roche, the exclusive U.S. rights to Soriatane®, an approved oral therapy for the treatment of severe psoriasis in adults. According to NDC, the value of the entire retail market for psoriasis was $636 million in 2004. In October 2004, we received approval from the Food and Drug Administration, or FDA, for Evoclin for the treatment of acne vulgaris, and we launched Evoclin commercially in December 2004. Evoclin competes in the topical antibiotics market for the treatment of acne. For the 12 months ended December 2004, NDC reported that this market totaled $547 million.
      We have one New Drug Application, or NDA, under review by the FDA, and one product candidate in Phase III clinical trials. In August 2004, we submitted an NDA for Velac® (1% clindamycin and 0.025% tretinoin) with the FDA. In October 2004, the FDA accepted the NDA for filing effective as of August 23, 2004 with a user fee goal date of June 25, 2005. In September 2004 we commenced a Phase III clinical trial for Desilux, a low-potency topical steroid for the treatment of atopic dermatitis, formulated with 0.05% desonide in our proprietary emollient foam delivery vehicle, VersaFoam-EFTM. In July 2003, we submitted an NDA for Extina® Foam. Extina is an investigational new drug formulation of 2% ketoconazole formulated using our proprietary platform foam delivery vehicle for the treatment of seborrheic dermatitis. In November 2004, we received a non-approvable letter from the FDA for Extina. The FDA’s position was based on the conclusion that, although Extina demonstrated non-inferiority to the comparator drug currently on the market, it did not demonstrate statistically significant superiority to placebo foam. We have continued discussions with the FDA about what, if any, steps we can take to secure approval for Extina, including resubmitting the NDA with additional information or appealing the FDA’s decision.
      We continue to develop and formulate new product candidates by leveraging the experience and expertise of our wholly owned subsidiary, Connetics Australia Pty Ltd., and the Connetics Center for Skin Biology, or CSB. The CSB, which is a segment of our product development group staffed by Connetics employees, explores ways to optimize drug penetration, distribution, and efficiency at the targeted treatment site on the skin, and assesses novel formulations and new delivery technologies. The CSB assists in the continued development of innovative topical dermatology products through rigorous scientific evaluation of products and product candidates. The CSB presents us with the opportunity to bring together dermatologists and pharmacologists from across the country to interact with our researchers to explore how topical drugs interact with and penetrate the skin. We believe this novel approach to drug development is a key part of our innovation and enables us to bring even more effective and novel treatments to our product platform and the dermatology market. We did not incur any additional costs to establish the CSB, which was created in 2001.
      We own worldwide rights to a number of unique topical delivery systems, including several distinctive aerosol foams. We have leveraged our broad range of drug delivery technologies by entering into license agreements with several well-known pharmaceutical companies around the world. Those license agreements for marketed products bear royalties payable to us. In 2001, we entered into a global licensing agreement with Novartis Consumer Health SA for the use of our Liquipatch drug-delivery system in topical antifungal applications. In 2002 we entered into a license agreement with Pfizer, Inc. (formerly Pharmacia Corporation) pursuant to which we granted Pfizer exclusive global rights, excluding Japan, to our proprietary foam drug delivery technology for use with Pfizer’s Rogaine® hair loss treatment. In September 2004, we entered into a license agreement granting Pierre Fabre Dermatologie exclusive commercial rights to OLUX for Europe, excluding Italy and the U.K., where the product is licensed to Mipharm S.p.A. The license agreement with Pierre Fabre also grants marketing rights for certain countries in South America and Africa. Pierre Fabre will market the product under different trade names. Under the terms of the license, we will receive an upfront license payment, milestone payments and royalties on product sales. Pierre Fabre will be responsible for costs associated with product manufacturing, sales, marketing, and distribution in its licensed territories. As part of the agreement, we also negotiated a right-of-first-refusal in the United States to an early-stage, innovative dermatology product currently under development by Pierre Fabre. Pierre Fabre anticipates an initial launch of OLUX in select European markets in mid-2005.
OUR STRATEGY
      Our principal business objective is to be a leading specialty pharmaceutical company focused on providing innovative treatments in the field of dermatologic disease. To achieve this objective, we intend to continue to pursue our commercial strategy of maximizing product sales by leveraging novel delivery technologies, accelerating the processes of getting products to market, managing the risks of product development where possible, and identifying and targeting specific market opportunities where there are unmet needs. We have described our development paradigm as a “4:2:1 model.” We strive in any given year to have four product candidates in product formulation, two product candidates in late-stage clinical trials, and one product or new indication launched commercially. We fuel our product pipeline by a combination of internally developing product candidates and in-licensing novel products that fit with our broader strategy. Key elements of our business and commercialization strategy include the following:

•	Maximizing Commercial Opportunities for OLUX, Luxíq, Soriatane and Evoclin. We have a focused sales force dedicated to establishing our products as the standard of care for their respective indications. Our commercial strategy is to call on those medical professionals in dermatology who are most likely to prescribe our products. We are able to effectively reach approximately 98% of our target audience. In March 2004, we acquired exclusive U.S. rights to Soriatane-brand acitretin, and in April 2004 we began promoting Soriatane to dermatologists for the treatment of severe psoriasis in adults. In October 2004, we received FDA approval for Evoclin, a foam formulation of clindamycin for the treatment of acne vulgaris. We launched Evoclin commercially in December 2004 with availability of the product in 50g and 100g trade unit sizes.

•	Advancing the Development of Novel Dermatology Drugs. We plan to continue to leverage our investment in Connetics Australia and the CSB to enhance our ability to develop novel products and drug delivery technologies for the dermatology market. We concluded clinical trials in 2004 and subsequently submitted an NDA with the FDA for our product candidate Velac, a combination of 1% clindamycin, and 0.025% tretinoin in a gel formulation, for the potential treatment of acne vulgaris. The FDA accepted the Velac NDA for filing in October 2004 with a filing date of August 23, 2004. In September 2004, we commenced the Phase III clinical program for Desilux, a low-potency topical steroid, formulated with 0.05% desonide in our proprietary emollient foam delivery vehicle. The clinical program focuses on atopic dermatitis, and subject to a successful Phase III trial outcome, we plan to file an NDA for Desilux in the fourth quarter of 2005.

•	Broadening Our Product Portfolio Through Development, License or Acquisition. We believe that we can leverage our dermatology-dedicated product development and commercial activities by acquiring or licensing additional products for the dermatology market. We regularly evaluate the licensing or acquisition of additional product candidates. We may also acquire additional technologies or businesses that we believe will enhance our research and development or commercial capabilities.

•	Selective Collaborations that Leverage Our Technology. As we expand certain aspects of our development pipeline and delivery technologies, we may partner with pharmaceutical or biotech companies to gain access to additional marketing expertise, such as over-the-counter or non-U.S. markets, or physician groups on whom we do not currently call. Our approach to partnership will be on a selective basis, seeking to maintain the highest possible value of our product candidates.

OUR PRODUCTS
OLUX and Luxíq Foams
      OLUX is a foam formulation of clobetasol propionate, one of the most widely prescribed super high-potency topical steroids. OLUX has been proven to deliver rapid and effective results for scalp and non-scalp psoriasis. Topical steroids are used to treat a range of dermatoses, for which approximately 24 million steroid prescriptions are written annually. In 2004, OLUX and Luxíq comprised 9.7% of the branded prescriptions in these combined topical steroid markets, corresponding to 22.5% of the retail annual branded sales for 2004. While the topical steroid market is highly fragmented, we believe that OLUX is the number one branded super-high potency topical steroid prescribed by U.S. physicians, and that Luxíq is the number one branded mid-potency topical steroid by retail sales and the third most commonly prescribed mid-potency topical steroid by U.S. dermatologists in 2004.
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
      Currently, OLUX is approved for sale in more than 15 European countries. Mipharm S.p.A. holds a license to market OLUX in Italy and the U.K. and we will receive milestone payments and royalties from Mipharm on future product sales in those territories. In September 2004, we entered into a license agreement granting Pierre Fabre Dermatologie exclusive commercial rights to OLUX for certain European markets. The license agreement with Pierre Fabre also grants marketing rights for certain countries in South America and Africa. Pierre Fabre anticipates an initial launch of OLUX in select European markets in mid-2005 under different trade names. The European super-high-potency steroid market is currently estimated at approximately $50 million.
Soriatane
      In March 2004, we entered into a binding purchase agreement with Roche to acquire exclusive U.S. rights to Soriatane-brand acitretin, an approved oral medicine for the treatment of severe psoriasis in adults. Under the terms of the purchase agreement, we paid Roche a total of $123.0 million in cash. We also assumed certain liabilities in connection with returns, rebates and chargebacks, and bought Roche’s then existing inventory of existing product, active pharmaceutical ingredient, and product samples.
      Soriatane is a once-a-day oral retinoid approved in the U.S. for the treatment of severe psoriasis in adults. Approximately 4.5 million people in the U.S. suffer from psoriasis; of these, approximately one million seek treatment. Most cases are treated with topical steroids, while the more severe cases are treated with oral or injectable treatments. Soriatane is approved for the treatment of severe psoriasis, and has been studied in plaque, guttate, erythrodermic, palmar-plantar and pustular psoriasis. Soriatane is the only treatment approved for both initial and maintenance psoriasis therapy. It is supplied as 10 mg and 25 mg capsules. Roche received FDA approval for Soriatane in 1997 and, although its patent protection ended in 1995, there are currently no generic competitors in the marketplace. Soriatane is currently the only oral retinoid indicated for psoriasis in the U.S. In 2004, our net sales of Soriatane were approximately $54 million. We began sampling Soriatane in April 2004. At the FDA’s request, due primarily to concerns that women of childbearing potential would have access to the drug without participating in the risk management program, we discontinued the sampling program in December 2004.
      In addition to U.S. sales of Soriatane, by agreement with Roche we sell product to a U.S.-based distributor that exports branded pharmaceutical products to certain international markets. Product sold to this distributor is not permitted to be resold in the U.S. We pay a royalty to Roche on Soriatane sales to this distributor.
      Clinical efficacy studies showed that 76% of patients taking Soriatane showed statistically significant improvement in as little as eight weeks. At six months, 40% of patients experienced complete or almost complete clearing of their psoriasis; at 12 months, patients continued to experience statistically significant improvement in symptoms. In published literature, patients treated with Soriatane had PASI 50 scores of 85% (85% percent of the patients improved their PASI score by at least 50%) and PASI 75 scores of 52%, both at 12 weeks. Additionally, 59% of patients treated for 12 weeks were relapse-free from psoriasis at six months post treatment, and at 12 months Soriatane patients had PASI 75 scores of 78%. Since Soriatane is neither immunosuppressive nor cytotoxic, it can be used without the risk of reducing a patient’s resistance to common infections.
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
Evoclin Foam
      Evoclin is a foam formulation of 1% clindamycin for the treatment of acne vulgaris. Evoclin is Connetics’ first commercial product that addresses the acne market. According to the National Institute of Arthritis, Musculoskeletal and Skin Disorders, in the U.S. an estimated 17 million people are affected by acne annually, and an estimated 5.6 million people visited a physician for treatment during the 12 months ended October 2004. Prescriptions for the entire topical U.S. acne market in 2004 were approximately $1.2 billion, making it the largest segment of the dermatology market. In the U.S., acne products containing clindamycin generated approximately $416 million in revenue in the 12 month period ended October 2004, making this active ingredient one of the most widely prescribed for acne. Evoclin will compete primarily in the topical antibiotic market, representing approximately $535 million in U.S. prescriptions in the 12 months ended October 2004. We received FDA approval to market Evoclin in October 2004 and began selling the product in December 2004 in 50g and 100g trade unit sizes. Net product revenues for Evoclin for the fourth quarter of 2004 were $2.9 million. Evoclin is indicated for topical application in the treatment of acne vulgaris. Evoclin is contraindicated in individuals with a history of hypersensitivity to preparations containing clindamycin or lincomycin, a history of regional enteritis or ulcerative colitis, or a history of antibiotic-associated colitis.
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
Extina® Foam
      In April 2003, we announced summary results from our Phase III clinical trial with Extina, a foam formulation of a 2% concentration of the antifungal drug ketoconazole for the treatment of seborrheic dermatitis. Ketoconazole is used to treat a variety of fungal infections, including seborrheic dermatitis. Seborrheic dermatitis is a chronic, recurrent skin condition that affects 3-5% of the U.S. population. It usually involves the scalp, but also can affect the skin on other parts of the body, including the face and chest. The symptoms of seborrheic dermatitis include itching, redness and scaling. In 2003 an estimated 1.1 million patients sought physician treatment for seborrheic dermatitis. Extina is intended to compete primarily in the topical antifungal market, representing approximately $752 million in U.S. prescriptions in 2004.
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

      In November 2004, the FDA issued a non-approvable letter for Extina. The FDA’s position was based on the conclusion that, although Extina demonstrated non-inferiority to the comparator drug currently on the market, it did not demonstrate statistically significant superiority to placebo foam. We have continued discussions with the FDA about what, if any, steps we can take to secure approval for Extina, including resubmitting the NDA with additional information or appealing the FDA’s decision.

Velac®
      In December 2002, we initiated the Phase III program for Velac, a first-in-class combination of 1% clindamycin and 0.025% tretinoin, for the treatment of acne. The Velac clinical program consists of two pivotal trials designed to demonstrate superiority to the individual drug products, and two smaller supplemental clinical studies required by the FDA. We completed enrollment of both pivotal trials in late 2003, enrolling over 2,200 patients. In March 2004, we announced the positive outcome of the Phase III clinical trials of Velac. The data from each trial demonstrated a consistently robust and statistically superior treatment effect for Velac compared with clindamycin gel, tretinoin gel and placebo gel on both of the primary endpoints. An analysis of the combined data from the clinical trials demonstrated similar results to the individual trials. The data from these trials also demonstrated that Velac was safe and well tolerated, with the most commonly observed adverse effects being application site reactions such as burning, dryness, redness and peeling. Following this positive clinical outcome, we submitted an NDA with the FDA for Velac in August 2004. The NDA was accepted for filing by the FDA in October 2004 with a filing date of August 23, 2004 and a user fee goal date of June 25, 2005. If approved by the FDA, we believe Velac will compete with topical retinoids as well as topical antibiotics, representing approximately $988 million in U.S. prescriptions during the 12 months ended December 2004. Prescriptions for the entire U.S. acne market during that same period were approximately $1.2 billion not including oral antibiotics.

Desilux™ Foam
      In September 2004, we commenced the Phase III clinical program for Desilux, a low-potency topical steroid, formulated with 0.05% desonide in our proprietary emollient foam delivery vehicle. The clinical program focuses on atopic dermatitis and is designed to include infants from three months of age and children up to 17 years old. Subject to a successful Phase III trial outcome, we plan to file an NDA for Desilux in the fourth quarter of 2005.
OLUX-EF
      We anticipate initiating Phase III clinical trials for an emollient foam of OLUX, or OLUX-EF, by the end of the first quarter of 2005. OLUX-EF is a super-high potency steroid in our new proprietary ethanol-free emollient VersaFoam vehicle indicated for the treatment of steroid responsive dermatological diseases. Our clinical trials will be conducted in atopic dermatitis and psoriasis.

Other Pipeline Formulations
      In addition to the product candidates described above, we are also developing the foam technology for other disease indications. As part of our 4:2:1 development model, we strive to have four product candidates in product formulation at any given time, so that we have some flexibility in determining which two to move into human clinical trials. Our most promising preclinical candidates include an emollient foam of Luxíq , a low potency steroid, as well as other formulation candidates in early stages of development. We are exploring various product formulations for Liquipatch as well, which is described in more detail below under “Royalty-Bearing Products and Licensed Technology — Liquipatch.”
ROYALTY-BEARING PRODUCTS AND LICENSED TECHNOLOGY
      Foam Technology. In 2002 we entered into a license agreement with Pfizer, Inc. (formerly Pharmacia Corporation) pursuant to which we granted Pfizer exclusive global rights, excluding Japan, to our proprietary foam drug delivery technology for use with Pfizer’s Rogaine® hair loss treatment. The license with Pfizer will expand the reach of the foam vehicle to the non-prescription (over-the-counter) pharmaceutical market. Under the agreement, Pfizer paid us an initial licensing fee, and agreed to pay us additional fees when it achieves specified milestones, plus a royalty on product sales. We recognized $1.0 million under the agreement during 2002 related to license fees and milestone payments. During 2004 and 2003 we recognized $11,000 and $86,000, respectively, in license fees related to development costs. Pfizer will be responsible for most product development activities and costs. Unless terminated earlier, the agreement with Pfizer will terminate on the first date on which all of Pfizer’s obligations to pay royalties has expired or been terminated. In general, in each country (excluding Japan) where the manufacture, importation, distribution, marketing, sale or use of the product would infringe any of our issued patents covered by the agreement, Pfizer’s obligation to pay patent royalties with respect to that country will expire automatically on the expiration or revocation of the last of our patents to expire (or to be revoked) in that country. No U.S. patents have yet been issued covering the minoxidil foam technology, although we have received a Notice of Allowance of our first patent in this field.
      Before April 2001, Connetics Australia (under the name Soltec Research Pty Ltd., or Soltec) had entered into a number of other agreements for the foam technology. Connetics Australia licensed the technology of betamethasone valerate foam to Celltech plc in Europe, and Celltech has licensed the worldwide rights to their patent on the steroid foam technology to us through Connetics Australia. In 2003, we bought the rights to the U.S. patent from Celltech. In May 2004, Celltech was acquired by UCB Pharma, or UCB, a subsidiary of UCB Group. We pay UCB royalties on all sales worldwide of foam formulations containing steroids. UCB markets their product as Bettamousse®(the product equivalent of Luxíq), and UCB paid us royalties for their sales under the betamethasone valerate foam license through April 2003, at which time their royalty obligation under the contract ceased. We have license agreements with Bayer (in the U.S.) and Pfizer and Mipharm (internationally) for the use of pyrethrin foam for head lice. The head lice product is marketed as RID® in the U.S., as Banlice® in Australia, and as Milice® in Italy. We receive royalties on sales of those products. In February 2004, we entered into an agreement with Mipharm to license ketoconazole foam to them in exchange for an initial fee of $90,000, plus future milestone and royalty payments. In 2004, on a consolidated basis, we received $244,000 in royalties for foam-based technology.
      As discussed under “OLUX and Luxíq Foams,” above, we have licensed to Mipharm commercial rights to market and sell OLUX in Italy and the U.K., and we will receive milestone payments and royalties on future product sales. We have received $50,000 under the agreement thru December 31, 2004. Based on the aggregate minimum royalty provisions in the agreement and assuming the agreement stays in force through 2021, the aggregate potential minimum royalties under the contract are $975,000. Unless terminated earlier, the agreement with Mipharm will terminate on the later of September 2021 and the last expiration date of the patents covering the aerosol mousse technology, which is currently 2015. We have also granted exclusive commercial rights to Pierre Fabre to market and sell OLUX in Europe, excluding Italy and the U.K. The license agreement with Pierre Fabre also grants marketing rights for certain countries in South America and Africa. Under the terms of the license, we received an upfront license payment of $250,000 in 2004, and we will receive milestone payments and royalties on product sales.
      Aerosol Spray. We have licensed to S.C. Johnson & Son, Inc. the rights to a super-concentrated aerosol spray that is marketed in the U.S. and internationally. On January 5, 2004, we reached an agreement with S.C. Johnson to terminate the license agreement and grant them a fully paid-up, royalty-free license to the technology. We ceased recognizing royalties in connection with the agreement as of March 31, 2004. In 2002, 2003 and 2004, we received $2.4 million, $7.0 million and $1.2 million, respectively, in royalty payments under the license agreement.
      Liquipatch. We have agreements with Novartis to develop Liquipatch for various indications. Liquipatch is a multi-polymer gel-matrix delivery system that applies to the skin like a normal gel and dries to form a very thin, invisible, water-resistant film. This film enables a controlled release of the active agent, which we believe will provide a longer treatment period. In June 2001, we entered into a global licensing agreement with Novartis Consumer Health SA for the Liquipatch drug-delivery system for use in topical antifungal applications. The agreement followed successful pilot development work and gives Novartis the exclusive, worldwide right to use the Liquipatch technology in the topical antifungal field. In March 2002, Novartis paid $580,000 to exercise its then-existing option to expand the license agreement. We received no payments from Novartis under the license agreement in 2003, and in July 2004, we received a milestone payment of $81,000. Novartis has paid an aggregate of $722,000 under the contract as of December 31, 2004. Unless terminated earlier, the agreement may be terminated by either party after the expiration of one or more claims within a patent covered by the agreement with respect to the relevant country (which claim has not been declared to be invalid or unenforceable by a court of competent jurisdiction) or after the eighth anniversary of the first market introduction of the product in countries without such a claim. The expiration date of the last patent to expire is currently 2017. Novartis will be responsible for all development costs, and will be obligated to pay royalties on future product sales.
      Actimmune®. We have an agreement with InterMune, Inc. pursuant to which InterMune pays us royalties for sales of Actimmune (gamma interferon). We recorded $172,000, $358,000, and $330,000 in royalty revenue related to Actimmune sales in 2002, 2003 and 2004, respectively. In August 2002, we entered into an agreement with InterMune to terminate our exclusive option for certain rights in the dermatology field in exchange for a payment of $350,000. We recognized the full amount of this revenue in 2002.
SALES AND MARKETING
      We have an experienced, highly productive sales and marketing organization, which is dedicated to dermatology. As of February 28, 2005, we had 170 employees in our sales and marketing organization, including 141 field sales directors and representatives. Since a relatively small number of physicians write the majority of prescriptions for dermatological indications, we believe that the size of our sales force is currently appropriate to reach our target physicians.
      Our marketing efforts are focused on assessing and meeting the needs of dermatologists, residents, dermatology nurses, and physicians’ assistants. Our sales representatives strive to cultivate relationships of trust and confidence with the healthcare professionals they call on. In 2004, our sales force called on over 11,300 U.S. dermatologists and dermatology medical professionals who were responsible for approximately 98% of all topical corticosteroid prescriptions and approximately 99% of all topical acne prescriptions written by dermatologists in the U.S. To achieve our marketing objectives, we use a variety of advertising, promotional material (including journal advertising, promotional literature, and rebate coupons), specialty publications, participation in educational conferences, support of continuing medical education activities, and advisory board meetings, as well as product internet sites to convey basic information about our products and our company. Our corporate website at www.connetics.com includes information about the company as well as descriptions of ongoing research, development and clinical work. Our product websites, at www.olux.com, www.luxiq.com, www.soriatane.com, and www.evoclin.com provide information about the products and their approved indications, as well as copies of the full prescribing information, the patient information booklet, and additional product information. On the websites for our topical products, we also offer downloadable rebate coupons.
      In March 2004, we entered into an agreement with UCB authorizing them to promote OLUX and Luxíq to a select group of U.S. primary care physicians, or PCP’s. In September 2004, in connection with UCB’s acquisition of Celltech plc, UCB notified us that it intended to discontinue the co-promotion agreement, effective March 31, 2005. UCB will continue to promote OLUX and Luxíq until then. Through the end of the promotion period, UCB’s focus will be on approximately 10% of PCP’s who are active prescribers of dermatology products, including OLUX and Luxíq. The purpose of the co-promotion agreement is to ensure appropriate use of OLUX and Luxíq with the current PCP users and to build value for the OLUX and Luxíq brands. We are exploring other possibilities to assist us in accessing the primary care physician market, including using a contract sales force or working with other commercial partners.
      In addition to traditional marketing approaches and field sales relationships with dermatologists, we sponsor several programs that support the dermatology field. We currently provide funding to sponsor one dermatology resident at Stanford University Medical School and dermatology fellows at the Harvard Medical School and Johns Hopkins Medical Center. We also provide corporate sponsorship to various dermatology groups, including the American Academy of Dermatology, the National Psoriasis Foundation, the Dermatology Foundation, the Skin Disease Education Foundation, and the Foundation for Research & Education in Dermatology. In 2004, we sponsored 34 children to attend Camp Wonder, a summer camp sponsored by the Childrens’ Skin Disease Foundation for children suffering from serious skin diseases.
COMPETITION
      The specialty pharmaceutical industry is characterized by intense market competition, extensive product development and substantial technological change. The principal means of competition used to market our products include quality, service, price, intellectual property, and product performance.
      Each of our products competes for a share of the existing market with numerous products that have become standard treatments recommended or prescribed by dermatologists. OLUX and Luxíq compete with a number of corticosteroid brands in the super-high-, high- and mid-potency categories for the treatment of inflammatory skin conditions. In addition, both OLUX and Luxíq compete with generic (non-branded) pharmaceuticals which claim to offer similar therapeutic benefits at a lower cost. In some cases, insurers and other third-party payors seek to encourage the use of generic products, making branded products less attractive, from a cost perspective, to buyers. We are not currently aware of any generic substitutes for any of our marketed products. Competing brands for OLUX and Luxíq include Halog® and Ultravate®, marketed by Bristol-Myers Squibb Company; Elocon® and Diprolene®, marketed by Schering-Plough Corporation; Locoid®, marketed by Ferndale Labs; Temovate® and Cutivate®, which are marketed by GlaxoSmithKline; DermaSmoothe FS®, marketed by Hill Dermaceuticals; Capextm and Clobextm, marketed by Galderma; and Psorcon®, marketed by Dermik Laboratories, Inc. Soriatane competes with three systemic biologic drugs for the treatment of severe psoriasis: Enbrel®, marketed by Amgen and Wyeth Pharmaceuticals; Amevivetm, marketed by Biogen; and Raptivatm, marketed by Genentech, Inc. Evoclin competes primarily in the topical antibiotic market. Competition in this market includes generic and branded clindamycin and erythromycin including branded products Clindagel marketed by Galderma S.A., Cleocin-T marketed by Pfizer, Inc., and Clindets marketed by Stiefel Laboratories, Inc. Additional competition is posed by generic and branded combinations of clindamycin and benzoyl peroxide, such as Benzaclin marketed by Dermik and Duac marketed by Stiefel, and erythromycin and benzoyl peroxide such as Benzamycin marketed by Dermik.
      Many of our existing or potential competitors, particularly large pharmaceutical companies, have substantially greater financial, marketing, sales, technical and human resources than we do. In addition, many of these competitors have more collective experience than we do in performing preclinical testing and human clinical trials of new pharmaceutical products and obtaining regulatory approvals for therapeutic products, and have research and development capabilities that may allow such competitors to develop new or improved products that may compete with our product lines. Furthermore, many of our competitors are private companies or divisions of much larger companies that do not have the same disclosure obligations regarding their product development and marketing strategies and plans that we do as a public company, which puts us at a distinct competitive disadvantage relative to these competitors. Our products could be rendered obsolete or made uneconomical by the development of new products to treat the conditions addressed by our products, technological advances affecting the cost of production, or marketing or pricing actions by one or more of our competitors. Moreover, our competitors may succeed in obtaining FDA approval for products more rapidly or successfully than we do.
      Our philosophy is to compete on the basis of the quality and efficacy of our products and unique drug delivery vehicles, combined with the effectiveness of our marketing, sales and other product support efforts. Whether we are competing successfully will depend on our continued ability to attract and retain skilled and experienced personnel, to identify, secure the rights to, and develop pharmaceutical products and compounds, and to exploit these products and compounds commercially before others are able to develop competitive products.

CUSTOMERS
      We sell our products directly to distributors, who in turn sell the products into the retail marketplace. Our customers include the nation’s leading wholesale pharmaceutical distributors, such as Cardinal Health, Inc., McKesson HBOC, Inc., and AmerisourceBergen Corporation, and one national retail pharmacy chain, Walgreens. In December 2004 we entered into a distribution agreement with each of Cardinal Health, Inc. and McKesson Corporation under which we agreed to pay a fee to each of these distributors in exchange for certain product distribution, inventory information, return goods processing, and administrative services. While these agreements will provide us with inventory level reports from these distributors beginning in 2005, we must also rely on historical prescription information to estimate future demand for our products. Patients have their prescriptions filled by pharmacies that buy our products from the wholesale distributors. Because sources available to us track prescriptions filled but do not track the total prescriptions written, and because pharmacies sometimes substitute other drugs for our products when prescriptions are presented, the number of prescriptions written for our products only indirectly affects our product revenues.
RESEARCH AND DEVELOPMENT AND PRODUCT PIPELINE
      Innovation by our research and development operations contributes to the success of our business. Our research and development expenses were $21.5 million in 2004, $30.1 million in 2003, and $25.8 million in 2002. Our goal is to develop and bring to market innovative products that address unmet healthcare needs. Our substantial investment in research and development supports this goal. We also have an active in-licensing strategy. We have a variety of pharmaceutical agents in various stages of preclinical and clinical development in several novel delivery technologies.
      Our development activities involve work related to product formulation, preclinical and clinical study coordination, regulatory administration, manufacturing, and quality control and assurance. Many pharmaceutical companies conduct early stage research and drug discovery, but to obtain the most value from our development portfolio, we are focusing on later-stage development. This approach helps to minimize the risk and time requirements for us to get a product on the market. Our strategy involves targeting product candidates that we believe have attractive market potential, and then rapidly evaluating and formulating new therapeutics by using previously approved active ingredients reformulated in our proprietary delivery system. This product development strategy allows us to conduct limited preclinical safety trials, and to move rapidly into safety and efficacy testing in humans with products that offer significant improvements over existing products. A secondary strategy is to evaluate the acquisition of products from other companies.
      We have developed a variety of aerosol foams similar to our foam delivery system for OLUX and Luxíq, including water- and petrolatum-based foams. We have also developed Liquipatch, a multi-polymer gel-matrix delivery system that applies to the skin like a normal gel and dries to form a very thin, invisible, water-resistant film. This film enables a controlled release of the active agent, which we believe provides a longer treatment period. We anticipate developing one or more new products in the aerosol foam or gel matrix formulations, by incorporating leading dermatologic agents in formulations that are tailored to treat specific diseases or different areas of the body.
      All of our products and technologies under development require us to make significant commitments of personnel and financial resources. In addition to our in-house staff and resources, we contract a portion of development work to outside parties. For example, we typically engage contract research organizations to manage our clinical trials. We have contracts with vendors to conduct product analysis and stability studies, and we outsource all of our manufacturing scale-up and production activities. We also use collaborative relationships with pharmaceutical partners and academic researchers to augment our product development activities, and from time to time we enter into agreements with academic or university-based researchers to conduct various studies for us.

PATENTS AND PROPRIETARY RIGHTS
      Our success will depend in part on our ability and our licensors’ ability to obtain and retain patent protection for our products and processes, to preserve our trade secrets, and to operate without infringing the proprietary rights of third parties. We are pursuing a number of U.S. and international patent applications, although we cannot be sure that any of these patents will ever be issued. We also have acquired rights by assignment to patents and patent applications from certain of our consultants and officers. These patents and patent applications may be subject to claims of rights by third parties. If there are conflicting claims to the same patent or patent application, we may not prevail and, even if we do have some rights in a patent or application, those rights may not be sufficient to allow us to market and distribute products covered by the patent or application.
      The U.S. and worldwide issued patents and pending applications we are developing and pursuing in our intellectual property portfolio relate to novel drug delivery vehicles for the topical administration of active pharmaceutical ingredients, for use in both human and veterinary applications. We own or are exclusively licensed under pending applications and/or issued patents worldwide relating to OLUX and Luxíq, and other products in development. Of the 33 U.S. or worldwide issued patents relating to our technologies, one relates to corticosteroid foam formulations, three relate to our emollient foam formulation, one relates to a foam formulation for the treatment of head lice, three relate to an antibacterial foam formulation, one relates to ketoconazole foam, 23 relate to Liquipatch, and one relates to minoxidil. Of the additional 19 issued patents related to the technologies developed by Connetics Australia, three relate to the aerosol technology licensed to S. C. Johnson, one relates to an acne treatment and 15 relate to an ectoparasiticidal formulation that has veterinary applications. We also have an exclusive license under two patents covering stable retinoid compositions. The patents discussed above expire between 2005 and 2019.
      In May 2004, the U.S. Patent and Trademark Office, or USPTO, issued to us a patent covering a pharmaceutical aerosol foam composition having occlusive capability; that patent will expire in 2019. The delivery technology that is the basis for OLUX and Luxíq is covered by a U.S. patent on methods of treating various skin diseases using a foam pharmaceutical composition comprising a corticosteroid active substance, a propellant and a buffering agent. That patent will expire in 2016. The Liquipatch technology is covered by one U.S. patent, which will also expire in 2016. The technology contained in Evoclin is the subject of a pending U.S. patent application, as is the technology contained in Extina.
      Even though we or our licensors have filed patent applications and we hold issued patents, our or our licensors’ patent applications may not issue as patents, any issued patents may not provide competitive advantage to us, and our competitors may successfully challenge or circumvent any issued patents. In November 2004 we announced that Medicis Pharmaceutical Corporation, or Medicis, had informed us that it believed a patent to which it holds certain rights will be infringed by our product candidate Velac. While we are not aware of any legal filings related to Medicis’ assertion, we believe, based on information publicly available on the USPTO website, that the inventor named on the patent has filed a Reissue Patent Application with the USPTO. To our knowledge, the USPTO has not formally announced the filing of the reissue application in the Official Gazette as of the date of this Report. The cost of responding to this and other similar challenges that may arise and the inherent costs to defend the validity of our licensed technology and issued patents, including the prosecution of infringements and the related litigation, could be substantial whether or not we are successful. Such litigation also could require a substantial commitment of our management’s time. Our business could suffer materially if Medicis or any third party were to be awarded a judgment adverse to us in any patent litigation or other proceeding arising in connection with Velac or any of our other products or patent applications.
      We rely on and expect to continue to rely on unpatented proprietary know-how and continuing technological innovation in the development and manufacture of many of our principal products. We require all our employees, consultants, manufacturing partners, and advisors to enter into confidentiality agreements with us. These agreements, however, may not provide adequate protection for our trade secrets or proprietary know-how in the event of any unauthorized use or disclosure of such information. In addition, others may obtain access to or independently develop similar or equivalent trade secrets or know-how.
TRADEMARKS
      We believe that trademark protection is an important part of establishing product and brand recognition. We own ten U.S. and ten non-U.S. registered trademarks, several trademark applications and common law trademarks, and servicemarks and domain names related to our dermatology business. United States federal registrations for trademarks remain in force for ten years and may be renewed every ten years after issuance, provided the mark is still being used in commerce. However, any such trademark or service mark registrations may not afford us adequate protection, and we may not have the financial resources to enforce our rights under any such trademark or service mark registrations. If we are unable to protect our trademarks or service marks from infringement, any goodwill developed in such trademarks or service marks could be impaired.
MANUFACTURING
      We do not operate manufacturing or distribution facilities for any of our products. Instead, we contract with third parties to manufacture our products for us. Our company policy and the FDA require that we contract only with manufacturers that comply with current Good Manufacturing Practice, or cGMP, regulations and other applicable laws and regulations. Currently, DPT Laboratories, Ltd., or DPT, and Accra Pac Group, Inc., or Accra Pac, manufacture commercial supplies of OLUX, Luxíq as well as physician samples of those products for us. DPT also manufactures Evoclin and clinical supplies for our various clinical trial programs. We are currently qualifying Accra Pac to manufacture Evoclin. We previously entered into agreements with DPT under which they constructed an aerosol filling line at their plant in Texas. This line is used to manufacture and fill our commercial aerosol products. Roche manufactures commercial supplies of Soriatane. We have agreements with Roche to fill and finish Soriatane through 2005, and to provide active pharmaceutical ingredient through 2007. We believe that these agreements will allow us to maintain supplies of Soriatane finished product through 2012 due to the five-year shelf life of the combination of the active pharmaceutical ingredient and finished product.
WAREHOUSING AND DISTRIBUTION
      All of our product distribution activities are handled by Cardinal Health Specialty Pharmaceutical Services, or SPS. SPS is a division of Cardinal Health, which was our second largest customer in 2004. For more information about our customers, see “Customers” above, and Note 2 of Notes to Consolidated Financial Statements. SPS stores and distributes products to our customers from a warehouse in Tennessee. When SPS receives a purchase order, it processes the order into a computerized distribution database. Generally, SPS ships our customers’ orders within 24 hours after their order is received. Once the order has shipped, SPS generates and mails invoices on our behalf. Any delay or interruption in the distribution process or in payment by our customers could have a material adverse effect on our business.
GOVERNMENT REGULATION
      Generally — Product Development. The pharmaceutical industry is subject to regulation by the FDA under the Food, Drug and Cosmetic Act, by the states under state food and drug laws, and by similar agencies outside of the United States. In order to clinically test, manufacture, and market products for therapeutic use, we must satisfy mandatory procedures and safety and effectiveness standards established by various regulatory bodies. We have provided a more detailed explanation of the standards we are subject to under “Factors Affecting Our Business and Prospects — We may spend a significant amount of money to obtain FDA and other regulatory approvals, which may never be granted ” and “— We cannot sell our current products and product candidates if we do not obtain and maintain governmental approvals ” below.

      We expect that all of our prescription pharmaceutical products will require regulatory approval by governmental agencies before we can commercialize them. The nature and extent of the review process for our potential products will vary depending on the regulatory categorization of particular products. Federal, state, and international regulatory bodies govern or influence, among other things, the testing, manufacture, labeling, storage, record keeping, approval, advertising, and promotion of our products on a product-by-product basis. Failure to comply with applicable requirements can result in, among other things, warning letters, fines, injunctions, penalties, recall or seizure of products, total or partial suspension of production, denial or withdrawal of approval, and criminal prosecution. Accordingly, initial and ongoing regulation by governmental entities in the United States and other countries is a significant factor in the production and marketing of any pharmaceutical products that we have or may develop.
      Product development and approval within this regulatory framework, and the subsequent compliance with appropriate federal and foreign statutes and regulations, takes a number of years and involves the expenditure of substantial resources.
      FDA Approval. The general process for approval by the FDA is as follows:

•	Preclinical Testing. Generally, a company must conduct preclinical studies before it can obtain FDA approval for a new therapeutic agent. The basic purpose of preclinical investigation is to gather enough evidence on the potential new agent through laboratory experimentation and animal testing, to determine if it is reasonably safe to begin preliminary trials in humans. The sponsor of these studies submits the results to the FDA as a part of an investigational new drug application, which the FDA must review before human clinical trials of an investigational drug can start. We have filed and will continue to be required to sponsor and file investigational new drug applications, and will be responsible for initiating and overseeing the clinical studies to demonstrate the safety and efficacy that are necessary to obtain FDA approval of our product candidates.

•	Clinical Trials. Clinical trials are normally done in three distinct phases and generally take two to five years, but may take longer, to complete:

•	Phase I trials generally involve administration of a product to a small number of patients to determine safety, tolerance and the metabolic and pharmacologic actions of the agent in humans and the side effects associated with increasing doses.

•	Phase II trials generally involve administration of a product to a larger group of patients with a particular disease to obtain evidence of the agent’s effectiveness against the targeted disease, to further explore risk and side effect issues, and to confirm preliminary data regarding optimal dosage ranges.

•	Phase III trials involve more patients, and often more locations and clinical investigators than the earlier trials. At least one such trial is required for FDA approval to market a branded, or non-generic, drug.

The rate of completion of our clinical trials depends upon, among other factors, the rate at which patients enroll in the study. Patient enrollment is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, the eligibility criteria for the study, and the sometimes seasonal nature of certain dermatological conditions. Delays in planned patient enrollment may result in increased costs and delays, which could have a material adverse effect on our business. In addition, side effects or adverse events that are reported during clinical trials can delay, impede, or prevent marketing approval.

•	Regulatory Submissions. The Food, Drug and Cosmetic Act outlines the process by which a company can request approval to commercialize a new product. After we complete the clinical trials of a new drug product, we must file an NDA with the FDA. We used the so-called 505(b)(2) application process for OLUX, Luxíq, and Evoclin, which permitted us in each case to satisfy the requirements for a full NDA by relying on published studies or the FDA’s findings of safety and effectiveness based on studies in a previously-approved NDA sponsored by another applicant, together with the studies generated on our products. Generally, although the FDA evaluation of safety and efficacy is the same, the number of clinical trials required to support a 505(b)(2) application, and the amount of information in the application itself, may be substantially less than that required to support a traditional NDA application. The 505(b)(2) process will not be available for all of our other product candidates, and as a result the FDA process may be longer for our future product candidates than it has been for our products to date.

      We must receive FDA clearance before we can commercialize any product, and the FDA may not grant approval on a timely basis or at all. The FDA can take between one and two years to review an NDA, and can take longer if significant questions arise during the review process. In addition, if there are changes in FDA policy while we are in product development, we may encounter delays or rejections that we did not anticipate when we submitted the NDA for that product. We may not obtain regulatory approval for any products that we develop, even after committing such time and expenditures to the process. Even if regulatory approval of a product is granted, it may entail limitations on the indicated uses for which the product may be marketed.
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
      Fraud and Abuse Regulations. We are subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. The Office of Inspector General, or OIG, of the U.S. Department of Health and Human Services has provided guidance that outlines several considerations for pharmaceutical manufacturers to be aware of in the context of marketing and promotion of products reimbursable by the federal health care programs. Effective July 1, 2005, pursuant to a new California law, all pharmaceutical companies doing business in California will be required to certify that they are in compliance with the OIG guidance.

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

      The Medicaid rebate statute and the VHCA also provide that, in addition to penalties that may be applicable under other federal statutes, civil monetary penalties may be assessed for knowingly providing false information in connection with the pricing and reporting requirements under the laws. The amount that may be assessed is up to $100,000 for each item of false information. We have provided additional information about the risks associated with participation in the Medicaid and similar programs, under “Factors Affecting Our Business and Prospects — Our sales depend on payment and reimbursement from third party payors, and if they reduce or refuse payment or reimbursement, the use and sales of our products will suffer, we may not increase our market share, and our revenues and profitability will suffer ” and “ — The growth of managed care organizations and other third-party reimbursement policies may have an adverse effect on our pricing policies and our margins ” below.
MARKETING TO HEALTHCARE PROFESSIONALS
      We intend for our relationships with doctors to benefit patients and to enhance the practice of medicine, and at the same time represent the interests of our stockholders in maintaining and growing our company. We have adopted internal policies that emphasize to our employees that all interactions with healthcare professionals should be focused on informing them about FDA-approved uses of our products, providing scientific and educational information consistent with FDA regulations and guidance, or supporting medical research and education. We believe that effective marketing of our products is necessary to ensure that patients have access to the products they need, and that the products are correctly used for maximum patient benefit. Our marketing and sales organizations are critical to achieving these goals, because they foster relationships that enable us to inform healthcare professionals about the benefits and risks of our products, provide scientific and educational information, support medical research and education, and obtain feedback and advice about our products through consultation with medical experts.
MARKETING EXCLUSIVITY
      The FDA has the power to grant pharmaceutical companies new drug product exclusivity for a drug, independent of any orphan drug or patent term exclusivity accorded to that drug. This marketing exclusivity essentially prevents competition from other manufacturers who wish to put generic versions of the product into U.S. commerce. The FDA has granted us marketing exclusivity for foam-based products incorporating clobetasol propionate until December 20, 2005, for the short-term topical treatment of mild to moderate plaque-type psoriasis of non-scalp regions. The exclusivity prevents other parties from submitting or getting approval for any comparable application before the exclusive period expires. The FDA determines whether a drug is eligible for exclusivity on a case-by-case basis. The FDA may grant three-year exclusivity provided that the application included at least one new clinical investigation other than bioavailability studies, the investigation was conducted or sponsored by the drug company, and the reports of the clinical investigation were essential to the approval of the application. At the time we submitted the sNDA for the expanded label for OLUX, we requested exclusivity for the new indication. As an antibiotic, Evoclin is not eligible for marketing exclusivity.
ENVIRONMENTAL REGULATION
      Our research and development activities involve the controlled use of hazardous materials including biohazardous material, organic solvents, potent pharmaceutical agents, compressed flammable gases, and certain radioactive materials, such as tritium, and carbon-14. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. Although, to the best of our knowledge, our safety procedures and equipment for handling and disposing of hazardous materials comply with all applicable prudent industry standards and all applicable state, federal, and local laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials.
      We are committed to conducting our operations in a manner that protects the health and safety of our employees, the environment and the communities in which we operate. Maintaining a clean environment and a safe and healthy workplace is an integral part of our daily activities and business decisions. Our environmental health and safety programs are developed and continually improved to ensure the protection of our business, assets, employees, customers, and the surrounding community.
      Compliance with federal, state and local laws regarding the discharge of materials into the environment or otherwise relating to the protection of the environment has not had, and is not expected to have, any adverse effect on our capital expenditures, earnings or competitive position. We are not presently a party to any litigation or administrative proceeding with respect to our compliance with such environmental standards. In addition, we do not anticipate being required to expend any funds in the near future for environmental protection in connection with our operations other than those funds required for our ordinary course environmental health and safety compliance programs.
EMPLOYEES
      As of February 28, 2005, we had 312 full-time employees, including 18 in Connetics Australia. Of the full-time employees, 170 were engaged in sales and marketing, 73 were in research and development and 51 were in general and administrative positions. We believe our relations with our employees are good.
FACTORS AFFECTING OUR BUSINESS AND PROSPECTS
      There are many factors that affect our business and results of operations, some of which are beyond our control. The following section describes important factors that may cause the actual results of our operations in future periods to differ materially from the results currently expected or desired and in turn materially affect our future developments and performance. Accordingly, you should evaluate all forward-looking statements with the understanding of their inherent uncertainty. Due to the following factors, we believe that quarter-to-quarter comparisons of our results of operations are not a good indication of our future performance.
Risks Related To Our Business
Our operating results may fluctuate. This fluctuation could cause financial results to be below expectations and the market prices of our securities to decline.
      Our operating results may fluctuate from period to period for a number of reasons, some of which are beyond our control. Even a relatively small revenue shortfall may cause a period’s results to be below our expectations or projections, which in turn may cause the market price of our securities to drop significantly and the value of your investment to decline.
If we do not obtain the capital necessary to fund our operations, we will be unable to develop or market our products.
      In the future our product revenues could decline or we might be unable to raise additional funds when we need them. In that case, we may not have sufficient funds to be able to market our products as planned or continue development of our other products. Accordingly, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. Any additional equity financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to certain business matters.
If we do not sustain profitability, stockholders may lose their investment.
      Fiscal year 2004 was our first year of operating profitability. Our accumulated deficit was $111.2 million at December 31, 2004. We may incur additional losses in the future. If we are unable to sustain profitability during any quarterly or annual period, our stock price may decline.

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
      We generate contract and royalty revenues by licensing our products to third parties for specific territories and indications. Our reliance on licensing arrangements with third parties carries several risks, including the possibilities that:

•	royalties generated from licensing arrangements may be insignificant or may fluctuate from period to period,

•	we may be contractually bound to terms that, in the future, are not commercially favorable to us, and

•	a loss of royalties could have a disproportionately large impact on our operating income in periods where the operating income is a small profit.
      Any significant impact on our operating income may prevent us from successfully developing our products.

Our reported earnings per share may be more volatile because of the conversion provisions of our convertible senior notes or the exercise of outstanding stock options and warrants.
      We issued $90 million principal amount of convertible senior notes in May 2003 which are due in 2008. Although none of the noteholders converted their notes in 2004 , they may convert the notes into shares of our common stock at any time before the notes mature, at a conversion rate of 46.705 shares per $1,000 principal amount of notes, subject to adjustment in certain circumstances. At December 31, 2004 we had approximately 11.8 million shares reserved for issuance upon exercise of outstanding stock options, sales through our Employee Stock Purchase Plan, and conversion of our convertible senior notes. Should any noteholders convert the notes, or if our option holders exercise their options, our basic earnings per share would be expected to decrease as a result of the inclusion of the underlying shares in the basic earnings per share calculation.

If we fail to protect our proprietary rights, competitors may be able to use our technologies, which would weaken our competitive position, reduce our revenues and increase our costs.
      We believe that the protection of our intellectual property, including patents and trademarks, is an important factor in product recognition, maintaining goodwill, and maintaining or increasing market share. If we do not adequately protect our rights in our trademarks from infringement, any goodwill that has been developed in those trademarks could be lost or impaired. If the trademarks we use are found to infringe upon the trademark of another company, we could be forced to stop using those trademarks, and as a result we could lose all the goodwill that has been developed in those trademarks and could be liable for damages caused by an infringement.

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
      The patents and applications in which we have an interest may be challenged as to their validity or enforceability. Challenges may result in potentially significant harm to our business. In November 2004 we announced that Medicis had informed us that it believes that a patent to which it holds certain rights will be infringed by our product candidate Velac. While we are not aware of any legal filings related to

Medicis’ assertion, we believe, based on information publicly available on the USPTO website, that the inventor named on the patent has filed a Reissue Patent Application with the USPTO. To our knowledge, the USPTO has not formally announced the filing of the reissue application in the Official Gazette as of the date of this Report. The cost of responding to this and other similar challenges that may arise and the inherent costs to defend the validity of our licensed technology and issued patents, including the prosecution of infringements and the related litigation, could be substantial whether or not we are successful. Such litigation also could require a substantial commitment of management’s time. Our business could suffer materially if Medicis or any third party were to be awarded a judgment adverse to us in any patent interference litigation or other proceeding arising in connection with Velac, or any of our other products or patent applications.
      In May 2004, the USPTO issued to us a patent for our emollient-foam technology. The ownership of this and any other patent or an interest in a patent, however, does not always provide significant protection. Others may independently develop similar technologies or design around the patented aspects of our technology. We only conduct patent searches to determine whether our products infringe upon any existing patents when we think such searches are appropriate. As a result, the products and technologies we currently market, and those we may market in the future, may infringe on patents and other rights owned by others. If we are unsuccessful in any challenge to the marketing and sale of our products or technologies, we may be required to license the disputed rights, if the holder of those rights is willing, or to cease marketing the challenged products, or to modify our products to avoid infringing upon those rights. Under these circumstances, we may not be able to obtain a license to such intellectual property on favorable terms, if at all. We may not succeed in any attempt to redesign our products or processes to avoid infringement.

We rely on our employees and consultants to keep our trade secrets confidential.
      We rely on trade secrets and unpatented proprietary know-how and continuing technological innovation in developing and manufacturing our products. We require each of our employees, consultants, manufacturing partners, and advisors to enter into confidentiality agreements prohibiting them from taking our proprietary information and technology or from using or disclosing proprietary information to third parties except in specified circumstances. The agreements also provide that all inventions conceived by an employee, consultant or advisor, to the extent appropriate for the services provided during the course of the relationship, are our exclusive property, other than inventions unrelated to us and developed entirely on the individual’s own time. These agreements may not provide meaningful protection of our trade secrets and proprietary know-how if they are used or disclosed. Despite all of the precautions we may take, people who are not parties to confidentiality agreements may obtain access to our trade secrets or know-how. In addition, others may independently develop similar or equivalent trade secrets or know-how.

Our use of hazardous materials exposes us to the risk of environmental liabilities, and we may incur substantial additional costs to comply with environmental laws.
      Our research and development activities involve the controlled use of hazardous materials, potent compounds, chemicals and various radioactive materials. We are subject to laws and regulations governing the use, storage, handling and disposal of these materials and certain waste products. In the event of accidental contamination or injury from these materials, we could be liable for any damages that result and any liability could exceed our resources. We may also be required to incur significant costs to comply with environmental laws and regulations as our research activities increase. We maintain general liability insurance in the amount of $10 million aggregate and workers compensation coverage in the amount of $1 million per incident, and our insurance may not provide adequate coverage against potential claims or losses related to our use of hazardous materials, and we cannot be certain that our current coverage will continue to be available on reasonable terms, if at all.

Evoclin represents a new product entry for us into the acne market and we may be unable to achieve desired market acceptance and sales of Evoclin.
      Evoclin was approved by the FDA in October 2004 for the treatment of acne vulgaris. It is our first product entry into the acne market, which is generally believed to be more competitive than the market for other dermatoses. We will not be able to achieve the desired market acceptance and sales of Evoclin unless our marketing and sales strategy is effective in competing with existing and well established products in the acne market. Additionally, the commercial launch of Evoclin has required and, we anticipate, will continue to require significant expenditures of management time and resources from which we may not realize anticipated returns.

The growth of our business depends in part on our ability to identify, acquire on favorable terms, and assimilate technologies, products or businesses.
      Our strategy for the continuing growth of our business includes identifying and acquiring strategic pharmaceutical products, technologies and businesses. These acquisitions may involve the licensing or purchase of the assets of other pharmaceutical companies. We may not be able to identify suitable acquisition or licensing of product or technology candidates or, if we do identify suitable candidates, they may not be available on acceptable terms. Even if we are able to identify suitable product or technology candidates, their acquisition or licensing may require us to make considerable cash outlays, issue equity securities, incur debt and contingent liabilities, incur amortization expenses related to intangible assets, and can result in the impairment of goodwill, which could harm our profitability. In addition, acquisitions involve a number of risks, including:

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
      Certain of our products are, or will soon be, available for sale in other countries. In July 2004 we signed a multi-year consent with Roche to sell Soriatane to a U.S.-based distributor that exports branded pharmaceutical products to select international markets. Roche will also continue to market Soriatane outside of the U.S. Mipharm has exclusive rights to market and sell OLUX in Italy and the U.K., and in September 2004, we granted to Pierre Fabre the exclusive commercial rights to OLUX for sale in all other European markets, with marketing rights for certain countries in South America and Africa. There have been cases in which pharmaceutical products were sold at steeply discounted prices in markets outside the U.S. and then re-imported to the U.S. where they could be resold at prices higher than the original discounted price, but lower than the prices commercially available in the U.S. If this happens with our products our revenues would be adversely affected.
      In addition, in the European Union, we are required to permit cross border sales. This allows buyers in countries where government-approved prices for our products are relatively high to purchase our products legally from countries where they must be sold at lower prices. Such cross-border sales could adversely affect our revenues.

Our current and future indebtedness and debt service obligations may adversely affect our cash flow.
      In May 2003 we issued $90 million of convertible senior notes in a private offering. We will pay interest on the notes at a rate of 2.25% per year. In 2004, we recorded $2.0 million in interest on the notes. Assuming none of the notes are redeemed or converted, we will record interest on the notes in the amounts of $2.0 million per year from 2005 through 2007, and $843,750 for 2008. The notes mature on May 30, 2008. Whether we are able to make payments on the notes will depend on our ability to generate sufficient cash. Our ability to generate sufficient cash flow will depend on efficiently developing new products with significant market potential, increasing sales of our existing products, collection of receivables and other factors, including general economic, financial, competitive, legislative and regulatory conditions, some of which are beyond our control.
      To continue the growth of our business we may be required to incur new indebtedness, increasing the related risks from those that we now face. Whether we are able to make required payments on the existing notes and to satisfy any other future debt obligations will depend on our future operating performance and our ability to obtain additional debt or equity financing on favorable terms.
Risks Related to Our Products

Our reliance on third-party manufacturers and suppliers and any manufacturing difficulties they encounter could delay future revenues from our product sales.
      We rely exclusively on third party manufacturers to manufacture our products. In general, our contract manufacturers purchase principal raw materials and supplies in the open market. Manufacturing facilities are also subject to ongoing periodic inspection by the FDA and corresponding state agencies and must be licensed before they can be used in commercial manufacturing of our products. If our contract manufacturers cannot provide us with our product requirements in a timely and cost-effective manner, or if the product they supply does not meet commercial requirements for shelf life, our sales of marketed products could be reduced. Currently, DPT Laboratories, Ltd. and AccraPac Group, Inc. manufacture commercial supplies of OLUX, Luxíq, and Evoclin. Roche is our sole manufacturer for commercial supplies of Soriatane.
      The active ingredient for OLUX is currently supplied by a single source. We have agreements with Roche to fill and finish Soriatane through 2005, and to provide active pharmaceutical ingredient through 2007. We believe that these agreements will allow us to maintain supplies of Soriatane finished product through 2012 due to the five-year shelf life of the active pharmaceutical ingredient. We will continue to buy Soriatane finished product and active pharmaceutical ingredient from Roche, and we expect to qualify alternate sources for Soriatane finished product in 2006. Substantially all other raw materials are available from a number of sources, and delays in the availability of some raw materials could cause delays in our commercial production.
      We cannot be certain that manufacturing sources will continue to be available or that we can continue to out-source the manufacturing of our products on reasonable or acceptable terms. Our inability to maintain agreements on favorable terms with any of our contract manufacturers and any disruption in the supply of raw materials required for the manufacture of our products could impair our ability to deliver our products on a timely basis or cause delays in our clinical trials and applications for regulatory approvals which in turn would harm our business and financial results. In addition, any loss of a manufacturer or any difficulties that could arise in the manufacturing process could significantly affect our inventories and supply of products available for sale. If we are unable to supply sufficient amounts of our products on a timely basis, our market share could decrease and, correspondingly, our profitability could decrease.
If our contract manufacturers fail to comply with cGMP regulations, we may be unable to meet demand for our products and may lose potential revenue.
      All of our contract manufacturers must comply with the applicable FDA cGMP regulations, which include quality control and quality assurance requirements as well as the corresponding maintenance of records and documentation. If our contract manufacturers do not comply with the applicable cGMP regulations and other FDA regulatory requirements, the availability of marketed products for sale could be reduced and we could suffer delays in the progress of clinical trials for products under development. We do not have full control over our third-party manufacturers’ compliance with these regulations and standards. Our business interruption insurance, which covers the loss of income for up to $14.1 million at our California and Australia locations, and lower amounts for each of our contract manufacturers, may not completely mitigate the harm to our business from the interruption of the manufacturing of products. The loss of a manufacturer could still have a negative effect on our sales, margins and market share, as well as our overall business and financial results.
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
      The process of obtaining and maintaining regulatory approvals for pharmaceutical products, and obtaining and maintaining regulatory approvals to market these products for new indications, is lengthy, expensive and uncertain. The manufacturing and marketing of drugs, including our products, are subject to continuing FDA and foreign regulatory review, and later discovery of previously unknown problems with a product, manufacturing process or facility may result in restrictions, including recall or withdrawal of the product from the market. The FDA is permitted to revisit and change its prior determinations and it may change its position with regard to the safety or effectiveness of our products. Even if the FDA approves our products, the FDA is authorized to impose post-marketing requirements such as:

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
      The FDA approval processes require substantial time, effort and expense. The FDA continues to modify product development guidelines and we may not be able to obtain FDA approval to conduct clinical trials or to manufacture and market any of the products we develop, acquire or license. Clinical trial data can be the subject of differing interpretation, and the FDA has substantial discretion in the approval process. The FDA may not interpret our clinical data the way we do. The FDA may also require additional clinical data to support approval. The FDA can take between one and two years to review new drug applications, or longer if significant questions arise during the review process. Moreover, the costs to obtain approvals could be considerable and the failure to obtain, or delays in obtaining, an approval could have a significant negative effect on our business.
Any factor adversely affecting the prescription volume related to our products could harm our business, financial condition and results of operations.
      We derive all of our prescription volume from OLUX, Luxíq, Soriatane and Evoclin. Accordingly, any factor adversely affecting our sales related to these products, individually or collectively, could harm our business, financial condition and results of operations. OLUX, Luxíq and Evoclin are all currently subject to generic competition in their respective markets, and each of them could be rendered obsolete or uneconomical by regulatory or competitive changes. A generic competitor for Soriatane could enter the market at any time which would have a significantly negative impact on its sales. Sales of all of our products could also be adversely affected by other factors, including:

•	manufacturing or supply interruptions;

•	the development of new competitive pharmaceuticals and technological advances to treat the conditions addressed by our core branded products;

•	marketing or pricing actions by one or more of our competitors;

•	regulatory action by the FDA and other government regulatory agencies;

•	changes in the prescribing or procedural practices of dermatologists, pediatricians or podiatrists;

•	changes in the reimbursement or substitution policies of third-party payors or retail pharmacies; and

•	product liability claims.
We depend on a limited number of customers, and if we lose any of them, our business could be harmed.
      Our customers include the nation’s leading wholesale pharmaceutical distributors, such as Cardinal Health, Inc., McKesson HBOC, Inc. and AmerisourceBergen Corporation. During 2004, McKesson, Cardinal Health, AmerisourceBergen accounted for 29%, 27%, and 16%, respectively, of our net product revenues. In December 2004, we entered into distribution agreements with each of Cardinal Health, Inc. and McKesson Corporation in which we agreed to pay a fee to each distributor in exchange for the provision by it of certain product distribution, inventory information, return goods processing, and administrative services.
      The distribution network for pharmaceutical products is subject to increasing consolidation, and a few large wholesale distributors control a significant share of the market. In addition, the number of independent drug stores and small chains has decreased as retail consolidation has occurred. Further consolidation among, or any financial difficulties of, distributors or retailers could result in the combination or elimination of warehouses, which may result in reductions in purchases of our products, returns of our products, or cause a reduction in the inventory levels of distributors and retailers, any of which could have a material adverse impact on our business. If we lose any of these customer accounts, or if our relationship with them were to deteriorate, our business could also be materially and adversely affected.
Orders for our products may increase or decrease depending on the inventory levels held by our major customers. Significant increases and decreases in orders from our major customers could cause our operating results to vary significantly from quarter to quarter.
      Retail availability of our products is greatly affected by inventory levels held by our customers. We monitor wholesaler inventory of our products using a combination of methods, including tracking prescriptions filled at the pharmacy level to determine inventory amounts sold from the wholesalers to their customers. Beginning in 2005, pursuant to our agreements with Cardinal and McKesson, we will receive inventory level reports. For other wholesalers, however, our estimates of wholesaler inventories may differ significantly from actual inventory levels. Significant differences between actual and estimated inventory levels may result in excessive inventory production, inadequate supplies of products in distribution channels, insufficient or excess product available at the retail level, and unexpected increases or decreases in orders from our major customers. Forward-buying by wholesalers, for example, may result in significant and unexpected changes in customer orders from quarter to quarter. These changes may cause our revenues to fluctuate significantly from quarter to quarter, and in some cases may cause our operating results for a particular quarter to be below our expectations or projections. If our financial results are below expectations for a particular period, the market price of our securities may drop significantly.
The expenses associated with our clinical trials are significant. We rely on third parties to conduct clinical trials for our product candidates, and those third parties may not perform satisfactorily. If those third parties do not perform satisfactorily, it may significantly delay commercialization of our products, increase expenditures and negatively affect our prospects for future revenue growth.
      The clinical trials we undertake for regulatory approval of our products are very expensive and we cannot predict the amount and timing of these expenses from quarter to quarter. We rely on third parties to independently conduct clinical studies for our product candidates. If these third parties do not perform satisfactorily, we may not be able to locate acceptable replacements or enter into favorable agreements with them, if at all. If we are unable to rely on clinical data collected by others, we could be required to repeat, extend the duration of, or increase the size of, clinical trials, which could significantly delay required regulatory approvals and require significantly greater expenditures.
Our continued growth depends on our ability to develop new products, and if we are unable to develop new products, our expenses may exceed our revenues without any return on the investment.
      We currently have a variety of new products in various stages of research and development and are working on possible improvements, extensions and reformulations of some existing products. These research and development activities, as well as the clinical testing and regulatory approval process, will require significant commitments of personnel and financial resources. Delays in the research, development, testing or approval processes will cause a corresponding delay in the commencement of revenue generation from those products.
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
      SPS handles all of our product distribution activities. SPS stores and distributes our products from a warehouse in Tennessee. Any delay or interruption in the process or in payment could result in a delay delivering product to our customers, which could have a significant negative impact on our business.
The termination of the agreement for the co- promotion of OLUX and Luxíq to certain PCP’s could negatively impact our business.
      In October 2004 we were informed by UCB Pharma, Inc. that it would terminate the co-promotion agreement with us for the co-promotion of OLUX and Luxíq to a certain segment of primary care physicians. UCB informed us that the termination was the result of a decision to shift its commercial focus following a recent acquisition. The termination of the co-promotion agreement will become effective on March 31, 2005 and we are exploring other possibilities to assist us in accessing the PCP market, including using a contract sales force or working with other commercial partners. If we are unable to secure an agreement to access those markets, our year over year revenues for OLUX and Luxíq prescribed by PCP’s could be negatively affected.

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
      The specialty pharmaceutical industry is highly competitive. Competition in our industry occurs on a variety of fronts, including developing and bringing new products to market before others, developing new technologies to improve existing products, developing new products to provide the same benefits as existing products at less cost, developing new products to provide benefits superior to those of existing products, and acquiring or licensing complementary or novel technologies from other pharmaceutical companies or individuals.
      Most of our competitors are large, well-established companies in the fields of pharmaceuticals and health care. Many of these companies have substantially greater financial, technical and human resources than we have to devote to marketing, sales, research and development and acquisitions. Some of these competitors have more collective experience than we do in undertaking preclinical testing and human clinical trials of new pharmaceutical products and obtaining regulatory approvals for therapeutic products. As a result, they have a greater ability to undertake more extensive research and development, marketing and pricing policy programs. Our competitors may develop or acquire new or improved products to treat the same conditions as our products treat or make technological advances reducing their cost of production so that they may engage in price competition through aggressive pricing policies to secure a greater market share to our detriment. Our commercial opportunities will be reduced or eliminated if our competitors develop or acquire and market products that are more effective, have fewer or less severe adverse side effects or are less expensive than our products. These competitors also may develop or acquire products that make our current or future products obsolete. Any of these events could have a significant negative impact on our business and financial results, including reductions in our market share and gross margins.
      Luxíq, OLUX and Evoclin compete with generic pharmaceuticals, which claim to offer equivalent benefit at a lower cost. In some cases, insurers and other health care payment organizations encourage the use of these less expensive generic brands through their prescription benefits coverage and reimbursement policies. These organizations may make the generic alternative more attractive to the patient by providing different amounts of reimbursement so that the net cost of the generic product to the patient is less than the net cost of our prescription brand product. Aggressive pricing policies by our generic product competitors and the prescription benefits policies of insurers could cause us to lose market share or force us to reduce our margins in response. In particular, Evoclin faces significant competition in the market for the treatment of acne, one of the largest segments in U.S. dermatology market. The active ingredient in Evoclin, clindamycin, is the most popular topical antibiotic for treating acne patients. Soriatane competes in the market for the treatment of severe psoriasis in adults. Generic competition for Soriatane may arise in the future.
The growth of managed care organizations and other third-party reimbursement policies and state regulatory agencies may have an adverse effect on our pricing policies and our margins.
      Managed care initiatives to control costs have influenced PCP’s to refer fewer patients to specialists such as dermatologists. Further reductions in these referrals could have a material adverse effect on the size of our potential market as well as our business, financial condition and results of operation.
      Federal and state regulations govern or influence the reimbursement to health care providers of fees in connection with medical treatment of certain patients. In the U.S., there have been, and we expect there will continue to be, a number of state and federal proposals that could limit the amount that state or federal governments will pay to reimburse the cost of drugs. Continued significant changes in the health care system could have a significant negative impact on our business. Decisions by state regulatory agencies, including state pharmacy boards, and/or retail pharmacies may require substitution of generic for branded products, may prefer competitors’ products over our own, and may impair our pricing and thereby constrain our market share and growth. In addition, we believe the increasing emphasis on managed care in the U.S. will continue to put pressure on the price and usage of our products, which may in turn adversely impact product sales. Further, when a new therapeutic product is approved, the availability of governmental and/or private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed. We cannot predict whether reimbursement for our products or product candidates will be available or in what amounts, and current reimbursement policies for existing products may change at any time. Changes in reimbursement policies or health care cost containment initiatives that limit or restrict reimbursement for our products may cause our revenues to decline.
      In recent years, various legislative proposals have been offered in Congress and in some state legislatures that include major changes in the health care system. These proposals have included price or patient reimbursement constraints on medicines and restrictions on access to certain products. We cannot predict the outcome of such initiatives, and it is difficult to predict the future impact to us of the broad and expanding legislative and regulatory requirements that may apply to us.
Our industry is subject to extensive governmental regulation.
      The FDA must approve a drug before it can be sold in the United States. In addition, the Federal Food, Drug and Cosmetic Act, the Federal Trade Commission, Office of the Inspector General and other federal and state agencies, statutes and regulations govern the safety, effectiveness, testing, manufacture, labeling, storage, record keeping, approval, sampling, advertising and promotion of pharmaceutical products. Complying with the mandates of these agencies, statutes and regulations is expensive and time consuming, and adds significantly to the cost of developing, manufacturing and marketing our products. In addition, failure to comply with applicable agency, statutory and regulatory requirements could, among other things, result in:

•	fines or other civil or criminal sanctions;

•	delays in product development, distribution, marketing and sale;

•	denials or suspensions of regulatory approvals of our products; and

•	recalls of our products.
If product liability lawsuits are brought against us, we may incur substantial costs.
      Our industry faces an inherent risk of product liability claims from allegations that our products resulted in adverse effects to patients or others. These risks exist even with respect to those products that are approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA. In March 2004, we acquired exclusive U.S. rights to Soriatane, which is a product known to cause serious birth defects and other serious side effects. We maintain product liability insurance in the amount of $10 million aggregate, which may not provide adequate coverage against potential product liability claims or losses. In particular, we anticipate that insurers may be less willing to extend product liability insurance for Soriatane, and that insurance will only be available at higher premiums and with higher deductibles than our other products have required. We also cannot be certain that our current coverage will continue to be available in the future on reasonable terms, if at all. Even if we are ultimately successful in product liability litigation, the litigation would consume substantial amounts of our financial and managerial resources, and might create significant negative publicity, all of which would impair our ability to generate sales. If we were found liable for any product liability claims in excess of our coverage or outside of our coverage, the cost and expense of such liability could severely damage our business, financial condition and profitability.
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
      The following table sets forth the high and low closing sale prices of our common stock on the Nasdaq National Market for 2004 and 2003:

Period	High	Low

2004	$29.92	$17.69
2003	$19.27	$12.30
The trading price of our common stock could be subject to significant fluctuations, which may adversely affect the price at which you can sell our common stock.
      The trading price of our common stock has historically been volatile and may continue to be volatile in the future. Factors such as announcements of fluctuations in our or our competitors’ operating results, changes in our prospects and general market conditions for specialty pharmaceutical or biotechnology stocks could have a significant impact on the future trading prices of our common stock. In particular, the trading price of the common stock of many specialty pharmaceutical companies, including ours, has experienced extreme price and volume fluctuations, and those fluctuations have at times been unrelated to the operating performance of the companies whose stocks were affected. Some of the factors that may cause volatility in the price of our securities include:

•	clinical trial results and regulatory developments,

•	quarterly variations in results,

•	business and product market cycles,

•	fluctuations in customer requirements,

•	the availability and utilization of manufacturing capacity,

•	the timing of new product introductions,

•	the ability to develop and implement new technologies,

•	the timing and amounts of royalties paid to us by third parties, and issues with the safety or effectiveness of our products
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
AVAILABLE INFORMATION
      We file electronically with the Securities and Exchange Commission our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website on the World Wide Web at http://www.connetics.com, by contacting our Investor Relations Department by calling 650-843-2800, or by sending an e-mail message to ir@connetics.com .
EXECUTIVE OFFICERS OF THE COMPANY
      The following table shows information about our executive officers as of February 28, 2005:

Name	Age	Position

Thomas G. Wiggans	53	Chief Executive Officer and Director
C. Gregory Vontz	44	President and Chief Operating Officer
John L. Higgins	34	Chief Financial Officer; Executive Vice President, Finance and Corporate Development
Katrina J. Church	43	Executive Vice President, Legal Affairs; General Counsel and Secretary
Lincoln Krochmal, M.D.	58	Executive Vice President, Research and Product Development
Matthew W. Foehr	32	Senior Vice President, Technical Operations
Michael Miller	47	Senior Vice President, Sales and Marketing and Chief Commercial Officer
Rebecca Sunshine	42	Senior Vice President, Human Resources and Organizational Dynamics
      Thomas Wiggans has served as Chief Executive Officer and as a director of Connetics since July 1994. He served as President of Connetics from July 1994 to February 2005. From February 1992 to April 1994, Mr. Wiggans served as President and Chief Operating Officer of CytoTherapeutics, a biotechnology company. From 1980 to February 1992, Mr. Wiggans served in various positions at Ares-Serono Group, a pharmaceutical company, including President of its U.S. pharmaceutical operations and Managing Director of its U.K. pharmaceutical operations. From 1976 to 1980 he held various sales and marketing positions with Eli Lilly & Co., a pharmaceutical company. He is currently a director of the Biotechnology Industry Organization (BIO), and a member of its Executive Committee, and its Emerging Company Section. He is also Chairman of the Biotechnology Institute, a non-profit educational organization and a member of the Board of Overseers of the Hoover Institution at Stanford University. Mr. Wiggans also serves as a director of Abgenix Corporation and Onyx Pharmaceuticals, Inc. Mr. Wiggans received his B.S. in Pharmacy from the University of Kansas and his M.B.A. from Southern Methodist University.
      Gregory Vontz joined Connetics as Executive Vice President, Chief Commercial Officer in December 1999. He has served as Chief Operating Officer since January 2001 and President since February 2005. Before joining Connetics, Mr. Vontz served 12 years with Genentech, Inc., most recently as Director of New Markets and Healthcare Policy. Before joining Genentech, Inc. in 1987, Mr. Vontz worked for Merck & Co., Inc. Mr. Vontz received his B.S. in Chemistry from the University of Florida and his M.B.A. from the Haas School of Business at University of California at Berkeley.
      John Higgins joined Connetics as Chief Financial Officer in 1997, and has served as Executive Vice President, Finance and Administration and Corporate Development since January 2002. He served as Executive Vice President, Finance and Administration, from January 2000 to December 2001, and as Vice President, Finance and Administration from September 1997 through December 1999. Before joining Connetics, he was a member of the executive management team at BioCryst Pharmaceuticals, Inc. Before joining BioCryst in 1994, Mr. Higgins was a member of the healthcare banking team of Dillon, Read & Co. Inc., an investment banking firm. He currently serves as a director of BioCryst and a private company. He received his A.B. from Colgate University.
      Katrina Church joined Connetics in 1998, and has served as Executive Vice President, Legal Affairs since January 2002 and as Secretary since September 1998. She served as Senior Vice President, Legal Affairs and General Counsel from January 2000 through December 2001, and as Vice President, Legal Affairs and Corporate Counsel from June 1998 through December 1999. Before joining Connetics, Ms. Church served in various positions at VISX, Incorporated, most recently as Vice President, General Counsel. Before joining VISX in 1991, Ms. Church practiced law with the firm Hopkins & Carley in San Jose, California. Ms. Church received her J.D. from the New York University School of Law, and her A.B. from Duke University.
      Lincoln Krochmal, M.D. joined Connetics in October 2003 as Executive Vice President, Research and Product Development. Dr. Krochmal joined Unilever PLC, where he worked since 1993, mostly recently as Senior Vice President, Worldwide Research and Development for the Home and Personal Care Division. Prior to Unilever, Dr. Krochmal held various senior management positions in dermatology research and development at Bristol-Myers Squibb and Westwood Pharmaceuticals, Inc. Before joining Westwood he spent seven years in his own private dermatology practice. Dr. Krochmal received his Bachelor of Medical Sciences degree from the University of Wisconsin, his Doctor of Medicine from the Medical College of Wisconsin, as his board certification in dermatology following successful completion of the residency training program at the University of Missouri Medical Center. In 2005 Dr. Krochmal was appointed to the Board of Directors of the International Academy of Cosmetic Dermatology. He is a fellow of the American Academy of Dermatology, a Diplomat of the American Board of Dermatology and a member of the International Society of Dermatology and the Dermatology Foundation.
      Matthew Foehr joined Connetics in 1999, and has served as Senior Vice President, Technical Operations, since January 2003. He served as Vice President, Manufacturing, from November 2001 through December 2002, and in various director and manager-level manufacturing positions from July 1999 to November 2001. Before joining Connetics, Mr. Foehr worked for over five years at LXR Biotechnology, Inc., most recently serving as Associate Director, Manufacturing and Process Development. Before joining LXR, Mr. Foehr worked for Berlex Biosciences in the Department of Process Development and Biochemistry/ Biophysics. Mr. Foehr received his B.S. in Biology from Santa Clara University.

      Michael Miller joined Connetics in February 2003 as Senior Vice President of Sales and Marketing and Chief Commercial Officer. Mr. Miller most recently served as Vice President of Commercial Operations at Cellegy Pharmaceuticals. Before Cellegy, Mr. Miller spent four years with ALZA Corporation, most recently as Vice President of the Urology Business Unit, three years with VIVUS, Inc. as Marketing Director, and 14 years with Syntex/ Roche in marketing and sales management. Mr. Miller received his B.S. in Finance from University of San Francisco and his M.B.A. in Information Systems from San Francisco State University.
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
      We currently lease 52,468 square feet of laboratory and office space at 3290 and 3400 West Bayshore Road in Palo Alto, California. Two lease agreements govern this space, one of which expires on March 31, 2005 and the other expires on April 30, 2005. We do not plan to renew either of these lease agreements. Effective January 1, 2005, we began subleasing from Incyte Corporation 96,025 square feet of laboratory and office space at 3160 Porter Drive also in Palo Alto. We occupied this space as our new headquarters facility on February 28, 2005. Pursuant to a letter of intent dated August 9, 2004, with Incyte Corporation and The Board of Trustees of the Leland Stanford Junior University, or Stanford, we signed a sublease for approximately 19,447 square feet of office space at 1841 Page Mill Road also in Palo Alto. This sublease will commence on January 1, 2006 and is subject to the approval of Stanford. Our subsidiary, Connetics Australia Pty Ltd., owns land and real property consisting of laboratory and office space at 8 Macro Court, Rowville, Victoria, Australia. In addition, we make rental payments to DPT Laboratories, Ltd. for the floor space occupied by our 12,000 square foot aerosol filling line in DPT’s Texas facility. We believe that our existing facilities are adequate to meet our requirements for the foreseeable future.

Item 3.	Legal Proceedings
      We are not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock is traded on the Nasdaq National Market under the symbol “CNCT.” The following table sets forth for the periods indicated the low and high closing prices for our common stock.

	High	Low

2003
First Quarter	$16.75	$12.30
Second Quarter	18.18	14.70
Third Quarter	18.74	14.24
Fourth Quarter	19.27	16.00
2004
First Quarter	$24.91	$17.69
Second Quarter	22.60	18.59
Third Quarter	28.09	19.46
Fourth Quarter	29.92	20.30
      On March 10, 2005, the closing price of our common stock on the Nasdaq National Market was $27.03. On February 28, 2005, we had approximately 136 stockholders of record of our common stock.
      We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds for use in our business, and do not anticipate paying any cash dividends in the foreseeable future.
      We did not purchase any shares of our common stock during the quarter ended December 31, 2004 and we do not have a plan or program to repurchase shares of our common stock.

Item 6.	Selected Financial Data
      The selected consolidated financial data that appears below and on the following page has been derived from our audited consolidated financial statements. This historical data should be read in conjunction with our Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained elsewhere in this Report, and with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Report. The selected consolidated statement of operations data for each of the three years in the period ended December 31, 2004, and the selected consolidated balance sheet data as of December 31, 2004 and 2003, are derived from and qualified by reference to the audited consolidated financial statements included elsewhere in this Report. The selected consolidated statement of operations data for the years ended December 31, 2001 and 2000, and the selected consolidated balance sheet data as of December 31, 2002, 2001 and 2000, are derived from audited financial statements not included in this Report.
Connetics Corporation
Selected Consolidated Financial Data

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues:
Product	$142,059	$66,606	$47,573	$30,923	$20,095
Royalty and contract(1)	2,296	8,725	5,190	3,141	20,679

Total revenues	144,355	75,331	52,763	34,064	40,774
Operating expenses:
Cost of product revenues	12,656	5,129	4,190	3,123	3,868
Amortization of intangible assets(2)	11,471	819	805	1,048	—
Research and development	21,539	30,109	25,821	19,156	21,875
Selling, general and administrative	73,206	41,781	36,819	35,014	26,673
In-process research and development and milestone payments(3)	3,500	—	4,350	1,080	—
Loss on program termination(4)	—	—	312	1,142	—

Total operating expenses	122,372	77,838	72,297	60,563	52,416
Income (loss) from operations	21,983	(2,507)	(19,534)	(26,499)	(11,642)
Gain on sale of investment(5)	—	—	2,086	122	42,967
Gain on sale of Ridaura product line(6)	—	—	—	8,002	—
Interest and other income (expense) net	(1,475)	(426)	1,039	1,978	1,873

Income (loss) before income taxes and cumulative effect of a change in accounting principle	20,508	(2,933)	(16,409)	(16,397)	33,198
Income tax provision	1,493	1,167	181	345	1,010

Income (loss) before cumulative effect of change in accounting principle	19,015	(4,100)	(16,590)	(16,742)	32,188
Cumulative effect of change in accounting principle, net of tax(7)	—	—	—	—	(5,192)

Net income (loss)	$19,015	$(4,100)	$(16,590)	$(16,742)	$26,996

Basic Earnings Per Share —
Income (loss) per share before cumulative effect of change in accounting principle	$0.54	$(0.13)	$(0.54)	$(0.56)	$1.13
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(0.18)

Net income (loss) per share	$0.54	$(0.13)	$(0.54)	$(0.56)	$0.95

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share amounts)
Diluted Earnings Per Share —
Income (loss) per share before cumulative effect of change in accounting principle	$0.51	$(0.13)	$(0.54)	$(0.56)	$1.07
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(0.17)

Net income (loss) per share	$0.51	$(0.13)	$(0.54)	$(0.56)	$0.90

Shares used to calculate basic net earnings (loss) per share	35,036	31,559	30,757	29,861	28,447
Shares used to calculate diluted net earnings (loss) per share	37,443	31,559	30,757	29,861	30,086
Pro forma amounts assuming the accounting change was applied retroactively:
Net income (loss)	$19,015	$(4,100)	$(16,590)	$(16,742)	$32,188
Earnings per share:
Basic	$0.54	$(0.13)	$(0.54)	$(0.56)	$1.13
Diluted	$0.51	$(0.13)	$(0.54)	$(0.56)	$1.07

Consolidated Balance Sheet Data:
Cash, cash equivalents, marketable securities and restricted cash	$76,346	$114,966	$33,788	$48,476	$80,184
Working capital	71,094	112,247	25,185	44,026	71,030
Total assets	245,728	145,897	59,553	72,327	85,713
Convertible senior notes	90,000	90,000	—	—	—
Total stockholders’ equity	127,920	45,754	44,743	61,354	72,606

(1)	In the second quarter of 2003, we received a one-time royalty payment from S.C. Johnson in the amount of $2.9 million in connection with our aerosol spray technology.

(2)	In March 2004, we acquired exclusive U.S. rights to Soriatane, resulting in an intangible asset that is being amortized 10 years. Amortization charges for the Soriatane rights in 2004 were $10.6 million.

(3)	In May 2002, we entered into an agreement with Yamanouchi Europe, B.V. to license Velac. In connection with this agreement we paid Yamanouchi an initial $2.0 million licensing fee in the second quarter of 2002 and recorded another $2.0 million in the fourth quarter of 2002 when we initiated the Phase III trial for Velac. In the third quarter of 2004, we recorded an additional milestone payment of $3.5 million upon filing an NDA with the FDA.

(4)	In 2001, we recorded a net charge of $1.1 million representing costs accrued in connection with the reduction in workforce and the wind down of relaxin development contracts.

(5)	In the fourth quarter of 2000, we recorded a $43.0 million gain on the sale of securities.

(6)	In April 2001, we sold our rights to Ridaura including inventory to Prometheus Laboratories, Inc. for $9.0 million in cash plus a royalty on annual sales in excess of $4.0 million through March 2006. We recognized a gain of $8.0 million in connection with the sale of Ridaura.

(7)	Effective January 1, 2000, we changed our method of accounting for non-refundable license fees in accordance with Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements filed with this Report.
OVERVIEW

Business Overview
      We are a specialty pharmaceutical company that develops and commercializes innovative products for the dermatology market. Our products aim to improve the management of dermatological diseases and provide significant product differentiation. We have branded our proprietary foam drug delivery vehicle, VersaFoam®.
      In 2004 our marketed products were: OLUX, a super high-potency topical steroid prescribed for the treatment of steroid responsive dermatological diseases; Luxíq, a mid-potency topical steroid prescribed for scalp dermatoses such as psoriasis, eczema and seborrheic dermatitis; Soriatane, an oral medicine for the treatment of severe psoriasis; and Evoclintm, a topical treatment for acne vulgaris. We began selling Soriatane in March 2004 after we acquired the U.S. product rights from Roche. We launched Evoclin commercially in December 2004 after we received product approval from the FDA. Revenue from the new products contributed significantly to our revenue growth in 2004.
      In addition to the new products launched in 2004, other projects in our research and development pipeline in 2004 included Velac for the treatment of acne, Desilux (desonide) VersaFoam-EF, 0.05%, a low-potency topical steroid formulated to treat atopic dermatitis, OLUX (clobetasol propionate) VersaFoam-EF, 0.05%, a high-potency topical steroid formulated to treat atopic dermatitis and plaque psoriasis, and other products in the preclinical development stage. In November 2004, the FDA notified us that it would not approve our NDA for Extina, a topical anti-fungal treatment for seborrheic dermatitis. The FDA’s position was based on the conclusion that, although Extina demonstrated non-inferiority to the comparator drug currently on the market, it did not demonstrate statistically significant superiority to placebo foam. We have continued discussions with the FDA about what, if any, steps we can take to secure approval for Extina. We have the rights to a variety of pharmaceutical agents in various stages of preclinical and clinical development in multiple novel delivery technologies.
      We sell product directly to wholesale distributors and to one national retail pharmacy chain. Consistent with pharmaceutical industry patterns, approximately 93% of our product revenues in 2004 were derived from seven major customers.
      To enable us to focus on our core sales and marketing activities, we selectively outsource certain non-sales and non-marketing functions, such as manufacturing, warehousing and distribution. Currently DPT and AccraPac manufacture commercial supplies of OLUX, Luxíq and Evoclin. Roche manufactures commercial supplies of Soriatane. SPS handles all of our product distribution activities. As we expand our activities in these areas, we expect to invest additional financial resources in managing those outsourced functions.

Summary of 2004 Results
      In 2004 we completed our first full year of operating profitability. Our total revenues increased by 92% to $144.4 million and we generated net income of $19.0 million or $0.51 per diluted share.
      Product revenues increased by 113% to $142.1 million in 2004 from $66.6 million in 2003. The increase was due to the introduction of two new products, Soriatane and Evoclin, as well as growth from our two existing products, OLUX and Luxíq.
      We significantly increased our direct and indirect promotional capabilities during 2004. This included hiring 66 sales professionals, which more than doubled our sales force to 124 professionals at the end of the year and positions Connetics as a strong commercial force in the dermatology market. Selling, general, and administrative expenses increased from $41.8 million in 2003 to $73.2 million in 2004.
      Research and development expenses in 2004 decreased to $21.5 million from $30.1 million in 2003 primarily due to the completion of pivotal trials for Velac, Evoclin and Extina in 2003.
      We generated cash from operations of $29.7 million in 2004, compared to using $8.5 million of cash in operations in 2003. In addition to the cash provided by operations, our most significant changes in cash flow during 2004 were the use of $123.5 million to acquire Soriatane product rights and $56.9 million of net proceeds from a private placement of common stock. Our working capital was $71.1 million at the end of 2004 compared to $112.2 million at the end of 2003.

CERTAIN EVENTS IN 2004
      During 2004, we filed NDA’s with the FDA for our product candidates Extina, a foam formulation of a 2% concentration of the antifungal drug ketoconazole, for the treatment of seborrheic dermatitis, and Velac, a combination of 1% clindamycin and 0.025% tretinoin, for the treatment of acne. We also commenced Phase III clinical trials for our product candidate, Desilux, a low-potency topical steroid, formulated with 0.05% desonide in our proprietary emollient foam delivery vehicle.
      In February 2004, we completed the sale of 3.0 million shares of our common stock in a private offering to certain accredited investors at a price of $20.25 per share for net proceeds of $56.9 million. We used the proceeds from this offering to acquire the exclusive U.S. rights to Roche’s Soriatane, which we completed in March 2004. Including the purchase price of $123.0 million, assumed liabilities of $4.1 million and transaction costs of $529,000, we recorded an intangible asset of approximately $127.7 million related to the Soriatane acquisition, which we are amortizing over an estimated useful life of 10 years. In July 2004, we entered into a multi-year consent with Roche to sell Soriatane to a U.S.-based distributor that exports branded pharmaceutical products to select international markets. Product sold to this distributor is not permitted to be resold in the U.S. Under the terms of the agreement, we will pay a royalty to Roche on Soriatane sales made during the term of the agreement to this distributor.
      In March 2004, we entered into an agreement with UCB Pharma, a subsidiary of UCB Group, pursuant to which we authorized UCB Pharma to promote OLUX and Luxíq to a segment of U.S. PCP’s. In September 2004, in connection with UCB Pharma’s acquisition of Celltech plc, UCB notified us that it intended to discontinue the co-promotion agreement, effective March 31, 2005. UCB will continue to promote OLUX and Luxíq until then. Through the end of the promotion period, UCB’s focus will be on approximately 10% of PCP’s who are active prescribers of dermatology products, including OLUX and Luxíq. The purpose of the co-promotion agreement is to ensure appropriate use of OLUX and Luxíq with the current PCP users and to build value for the OLUX and Luxíq brands. We estimate that before we entered into the agreement with UCB Pharma, PCP’s wrote approximately 15% of prescriptions for OLUX and Luxíq, even though we have promoted primarily to dermatologists. We pay UCB a fee based on prescriptions written by targeted PCP’s which is recorded as an expense in selling general and administrative expense. UCB bears the marketing costs for promoting the products (including product samples, marketing materials, etc.). We will not have any financial obligation to UCB on prescriptions generated by PCP’s after March 31, 2005.
      In August 2004, we submitted an NDA for Velac (1% clindamycin and 0.025% tretinoin) with the FDA and, in October 2004, we received notification that the FDA accepted the NDA for filing as of August 23, 2004. For the three months ended September 30, 2004, we recorded a $3.5 million fee due to the licensor upon the filing of the NDA. Because the product has not been approved and has no alternative future use, we recorded the fee as an in-process research and development and milestone expense. Under the terms of the license agreement we entered into in 2002 with Yamanouchi Europe B.V., we hold exclusive rights to develop and commercialize Velac in the U.S. and Canada and non-exclusive rights in Mexico.
      In September 2004, we licensed to Pierre Fabre Dermatologie exclusive commercial rights to OLUX for Europe, excluding Italy and the U.K. where the product is licensed to Mipharm S.p.A. The license agreement with Pierre Fabre also grants marketing rights for certain countries in South America and Africa. Pierre Fabre will market the product under different trade names. Under the terms of the license, we received an upfront license payment of $250,000 and we will receive milestone payments and royalties on product sales. Pierre Fabre will be responsible for costs associated with product manufacturing, sales, marketing and distribution in its licensed territories. As part of the agreement, we also negotiated a right-of-first-refusal in the U.S. to an early-stage, innovative dermatology product currently under development by Pierre Fabre. Pierre Fabre anticipates an initial launch of OLUX in select European markets in mid-2005.

      In October 2004, we received approval from the FDA for Evoclin (clindamycin) Foam, 1% for the treatment of acne vulgaris. Evoclin is delivered in our proprietary VersaFoam vehicle. In anticipation of the commercial launch of Evoclin, we hired 66 sales professionals in November 2004 and we announced the commercial launch of the product in December 2004 with the availability of 50g and 100g trade unit sizes.
      In November 2004, the FDA notified us that it would not approve Extina. The FDA’s position was based on the conclusion that, although Extina demonstrated non-inferiority to the comparator drug currently on the market, it did not demonstrate statistically significant superiority to placebo foam. We have continued discussions with the FDA about what, if any, steps we can take to secure approval for Extina.
      In November 2004 we announced that Medicis informed us that it has in-licensed rights to an issued patent that it asserts will be infringed by our product candidate Velac. Based on our prior review of the Medicis licensed patent, we believe that Velac will not infringe the patent assuming the patent is valid. While we are not aware of any legal filings related to this assertion by the patent holder or Medicis, we believe, based on information publicly available on the USPTO website, that the inventor named on the patent has filed a Reissue Patent Application with the USPTO. To our knowledge, the USPTO has not formally announced the filing of the reissue application in the Official Gazette as of the date of this Report.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
      Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.
      Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in this Report. We believe the following critical accounting policies affect our more significant judgments, assumptions, and estimates used in the preparation of our condensed consolidated financial statements, and therefore are important in understanding our financial condition and results of operations.

Revenue Recognition — Reserves for Discounts, Returns, Rebates and Chargebacks.
      We recognize product revenue net of allowances for estimated discounts, returns, rebates and chargebacks. We allow a discount for prompt payment. We estimate these allowances based primarily on our past experience. We also consider the volume and price mix of products in the retail channel, trends in distributor inventory, economic trends that might impact patient demand for our products (including competitive environment), and other factors.
      We accept from customers the return of pharmaceuticals that are within six months before their expiration date. As a practice, we avoid shipping product that has less than ten months dating. We authorize returns for damaged products and exchanges for expired products in accordance with our returned goods policy and procedures. We monitor inventories in the distributor channel to help us assess the rate of return.
      We establish and monitor reserves for rebates payable by us to managed care organizations and state Medicaid programs. Generally, we pay managed care organizations and state Medicaid programs a rebate on the prescriptions filled that are covered by the respective programs with us. We determine the reserve amount at the time of the sale based on our best estimate of the expected prescription fill rate to managed care and state Medicaid patients, adjusted to reflect historical experience and known changes in the factors that impact such reserves.
      In the past, actual discounts, returns, rebates and chargebacks have not generally exceeded our reserves. However, the rates and amount in future periods are inherently uncertain. Our revenue reserve rate was approximately 17% of our gross product revenues for 2004 compared to 14% in 2003, reflecting the higher reserve requirements for Soriatane. If future rates and amounts are significantly greater than the reserves we have established, the actual results would decrease our reported revenue; conversely, if actual returns, rebates and chargebacks are significantly less than our reserves, this would increase our reported revenue. If we changed our assumptions and estimates, our revenue reserves would change, which would impact the net revenue we report.

Goodwill, Purchased Intangibles and Other Long-Lived Assets — Impairment Assessments
      We have in the past made acquisitions of products and businesses that include goodwill, license agreements, product rights, and other identifiable intangible assets. We assess goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets,” or SFAS 142, which requires that goodwill be tested for impairment at the “reporting unit level” (“reporting unit”) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Consistent with our determination that we have only one reporting segment, we have determined that there is only one reporting unit, specifically the sale of specialty pharmaceutical products for dermatological diseases. We test goodwill for impairment in the annual impairment test on October 1 using the two-step process required by SFAS 142. First, we review the carrying amount of the reporting unit compared to the “fair value” of the reporting unit based on quoted market prices of our common stock and on discounted cash flows based on analyses prepared by management. An excess carrying value compared to fair value would indicate that goodwill may be impaired. Second, if we determine that goodwill may be impaired, then we compare the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine the impairment loss, if any. Based on these estimates, we determined that as of October 1, 2004 there was no impairment of goodwill. Since October  1, 2004, there have been no indications of impairment and the next annual impairment test will occur as of October 1, 2005.
      In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” or SFAS 144, we evaluate purchased intangibles and other long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We have not recorded any impairment charges for long-lived intangible assets for the three years ended December 31, 2004.
      Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates could materially impact our reported financial results. Accordingly, future changes in market capitalization or estimates used in discounted cash flows analyses could result in significantly different fair values of the reporting unit, which may result in impairment of goodwill.

Income Taxes
      We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. We record valuation allowances against our deferred tax assets to reduce the net carrying value to an amount that management believes is more likely than not to be realized.
      Our income tax provision is determined using an annual effective tax rate, which is generally less than the U.S. Federal statutory rate, primarily because of tax deductions and operating loss carryforwards available in the United States. Our effective tax rate may be subject to fluctuations during the fiscal year as we obtain new information that may affect the assumptions we use to estimate our annual effective tax rate, including factors such as our mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, utilization of tax credits and changes in tax laws in jurisdictions where we conduct operations.
      In 2004 we experienced a full year of profitability. In prior years, we recorded an income tax provision primarily based on the foreign operations of our subsidiary in Australia, while experiencing losses for our U.S. operations. As a result, we have some remaining operating losses to carryforward and partially offset future domestic profits, if and when earned. The deferred tax asset resulting from the operating loss carry forwards is offset by a valuation allowance until we meet certain specific tests regarding continued profitability. Our effective tax rate and the related income tax provision may increase significantly in the future after the operating loss carryforwards have been exhausted.
RESULTS OF OPERATIONS

Revenues
      We recognize product revenues net of allowances for estimated discounts, returns, rebates and chargebacks.

	Years Ended December 31,

	2004		2003		2002

	$	% Change	$	% Change	$

	(Dollars in thousands)
Product revenues:
OLUX	$61,894	30%	$47,538	47%	$32,339
Luxíq	23,582	25%	18,857	25%	15,042
Soriatane	53,567	100%	—	—	—
Evoclin	2,883	100%	—	—	—
Other	133	(37)%	211	10%	192

Total product revenues	142,059	113%	66,606	40%	47,573
Royalty and contract revenues:
Royalty	1,839	(76)%	7,788	166%	2,926
Contract	457	(51)%	937	(59)%	2,264

Total royalty and contract revenues	2,296	(74)%	8,725	68%	5,190

Total revenues	$144,355	92%	$75,331	43%	$52,763

      Our product revenues increased to $142.1 million in 2004 from $66.6 million in 2003. The increase in product revenues reflects the introduction of two new products in 2004, Soriatane in March and Evoclin in December, and, to a lesser extent, increases in sales volume and sales prices for existing products. Of the 113% increase in revenues, 84% is attributable to the introduction of the new products, 17% to increases in the prices of existing products, and 12% to increased sales volumes on existing products. Net product revenues increased to $66.6 million in 2003 from $47.6 million in 2002. Increased sales volumes for OLUX and Luxíq in 2003 accounted for 64% of this increase and increases in pricing accounted for the remaining 36% of this increase.

      During the first half of 2004, we made a decision to bring in house the function of Contract Administration responsibility for the calculation and related reporting of all allowances and discounts for which Managed care plans and Medicaid programs are eligible. Previously we utilized third parties to perform the allowance calculation and related reporting. In connection with this change we performed a comprehensive review of our calculation for Medicaid product pricing allowances, which resulted in an adjustment to reserves recorded in prior periods. As a result, we recorded a one-time reduction of product revenues in the amount of $564,000 in the second quarter of 2004. We have determined that the effect of this change in estimate would not have had a material impact on our previously issued financial statements.
      Royalty and contract revenues decreased to $2.3 million in 2004 from $8.7 million in 2003. The $6.4 million decrease was primarily due to the termination of the S.C. Johnson royalty agreement related to a concentrated aerosol foam spray in the first quarter of 2004. Royalties received from S.C. Johnson totaled $1.2 million in 2004 and $7.0 million in 2003, which included a one-time royalty payment of $2.9 million. Additionally, in 2003 we recognized $761,000 of relaxin-related revenue associated with the execution of the agreement with BAS Medical, Inc. in July 2003. Of the relaxin-related revenue, $661,000 represented previously deferred revenue associated with license agreements with other third-parties that was fully recognized upon the execution of the BAS Medical agreement. We did not receive any relaxin-related revenue in 2004 and do not expect any in the future.
      Royalty and contract revenues increased to $8.7 million in 2003 from $5.2 million in 2002. The increase was primarily due to royalties received in connection with the S.C. Johnson license agreement in the amount of $7.0 million in 2003, compared to $2.4 million in 2002. The recognition of $761,000 in relaxin-related revenue in 2003 also contributed to the increase over 2002. These increases were partially offset by decreases in contract revenue from other third parties related to one-time contract payments made in 2002, including an initial fee of $1.0 million received from Pharmacia Corporation (now Pfizer) to license certain rights related to our foam drug delivery technology and $580,000 paid by Novartis to exercise an option to expand their license.
      We expect that product revenues will increase in 2005, although at a slower rate than in 2004, due to continued sales growth of all of our products and the effect of having a full year of revenue for Soriatane, which we acquired in March 2004, and Evoclin, which we launched in December 2004. In 2005, we anticipate that royalty and contract revenues will be flat to slightly down due to the absence of the royalties from S.C. Johnson. However, in 2005 and beyond, contract revenue may fluctuate depending on whether we enter into additional collaborations, when and whether we or our partners achieve milestones under existing agreements, and the timing of any new business opportunities that we may identify.

Cost of Product Revenues
      Our cost of product revenues includes the third party costs of manufacturing OLUX, Luxíq and Evoclin, the cost of Soriatane inventory acquired from Roche, depreciation costs associated with Connetics-owned equipment located at the DPT facility in Texas, allocation of overhead, royalty payments based on a percentage of our product revenues, product freight and distribution costs from SPS and certain manufacturing support and quality assurance costs.

	Years Ended December 31,

	2004		2003		2002

		As a %		As a %		As a %
		of Net		of Net		of Net
		Product		Product		Product
	$	Revenues	$	Revenues	$	Revenues

	(Dollars in thousands)
Cost of product revenues	$12,656	9%	$5,129	8%	$4,190	9%

      Our cost of product revenues increased to $12.7 million in 2004 from $5.1 million in 2003. The increase included $2.4 million for increased product revenues, $4.1 million due to increased royalty payments resulting primarily from royalties paid on Soriatane sales to a U.S.-based distributor that exports branded pharmaceutical products to select international markets, and $1.1 million as a result of the allocation of costs previously categorized as research and development.
      Before January 1, 2004, inventory and cost of goods sold only captured third party product manufacturing costs, depreciation on Connetics-owned equipment at our third-party manufacturers, product freight and distribution costs from the third party that handles all of our product distribution activities and royalties. Effective January 1, 2004, we began including certain manufacturing support and quality assurance costs in the cost of finished goods inventory and samples inventory which had previously been classified as research and development expense. Those activities include overseeing third party manufacturing, process development, quality assurance and quality control activities. We have determined that the effect of this change in accounting would not have had a material impact on our financial statements in any prior quarterly or annual period. For the year ended December 31, 2004, we allocated $4.6 million of costs which in previous years would have been included in research and development, or R&D, expense as follows: (1) $1.1 million to cost of goods sold; (2) $1.0 million to selling expense; (3) $2.1 million to the value of commercial inventory; and, (4) $324,000 to the value of samples inventory.
      Cost of product revenues increased to $5.1 million in 2003 from $4.2 million in 2002. The increase is primarily attributable to the increase in sales volume of our products, as well as the establishment of a $262,000 reserve recorded during 2003 related to minimum purchase commitments under an agreement with DPT. If the effects of the $262,000 reserve are excluded, we experienced a slight improvement in our gross product margin due to the combined effects of the price increases for OLUX and Luxíq, effective in the fourth quarter 2002 and the second quarter 2003, and slightly lower cost of manufacturing our products.
      In 2005, we expect the cost of product revenues as a percentage of revenue to trend marginally higher due to an increased proportion of sales coming from products with higher royalty rates.
Amortization of Intangible Assets
      We amortize certain identifiable intangible assets, primarily product rights, over the estimated life of the asset.

	Years Ended December 31,

	2004		2003
					2002
	$	% Change	$	% Change	$

	(Dollars in thousands)
Amortization of intangible assets	$11,471	NM	$819	2%	$805

      In the first quarter of 2004, we entered into an agreement to acquire exclusive U.S. rights to Soriatane which resulted in recording $127.7 million in intangible assets. We are amortizing the related intangible assets over an estimated useful life of ten years. Amortization expense in 2004 included 10 months of amortization related to Soriatane totaling $10.6 million, which is the primary reason for the increase over 2003.
      In 2005 we will record a full year of amortization for the Soriatane intangible assets totaling approximately $12.8 million, resulting in an increase in amortization expense of $2.2 million over 2004.
Research and Development
      Research and development expenses include costs of personnel to support our research and development activities, costs of preclinical studies, costs of conducting our clinical trials (such as clinical investigator fees, monitoring costs, data management and drug supply costs), external research programs and an allocation of facilities costs.

	Years Ended December 31,

	2004		2003		2002

	$	% Change	$	% Change	$

	(Dollars in thousands)
Research and development expenses	$21,539	(29)%	$30,109	17%	$25,821

      As noted above under Cost of Product Revenues, for the year ended December 31, 2004, we allocated $4.6 million of costs, which in previous years would have been included in R&D expense, to cost of goods sold, sales expense, and the values of commercial and samples of inventory. R&D expense for 2004 before the allocation was $26.1 million or $4.0 million less than in 2003.
      Year to year changes in research and development expenses are primarily due to the timing of and sample sizes required for particular trials. The increase in expenses in 2003 compared to 2002 and the subsequent decrease in 2004 are primarily due to the timing and completion of pivotal trials for Extina, Evoclin, and Velac in 2003, as noted in the “Preclinical and clinical research in the development of new dermatology products” category in the table below. The reduction in 2004 is also due to the allocation of research and development expenses as noted above, partially offset by $514,000 related to the write-off of the Extina finished goods inventory in late 2004.
      Our research and development expenses, including the $4.6 million allocated to other accounts in 2004, primarily consisted of:

	Years Ended
	December 31,

Category	2004	2003	2002

	(In millions)
Preclinical and clinical research in the development of new dermatology products	$6.4	$13.0	$7.4
Quality assurance and quality control in the maintenance and enhancement of existing dermatology products	4.9	5.2	5.1
Optimization of manufacturing and process development for existing dermatology products	2.7	2.8	3.9
Manufacturing, process development and optimization of dermatology products under development	3.6	2.1	2.7
Quality assurance and quality control in the development of new dermatology products	1.8	2.0	1.9
Basic research and formulation of new dermatology products	1.6	1.3	1.3
Regulatory review of new and existing dermatology products	2.7	1.6	1.1

      The following table sets forth the status of, and costs attributable to, our product candidates currently in clinical trials as well as other current research and development programs. The actual timing of completion of phases of research could differ materially from the estimates provided in the table.

Estimated
		Completion	Accumulated Program-
		of Phase III	Related Research and
	Phase of	Clinical	Development Expenses
Description/Indication	Development	Trials	through 2004

Velac, a gel formulation of clindamycin and tretinoin for the treatment of acne (excluding license and milestone payments to Yamanouchi)	NDA filed	Completed	$15.6 million
Desiluxtm (desonide), VersaFoam-EF, 0.05%, a low-potency topical steroid formulated to treat atopic dermatitis	Phase III	late-2005	$2.8 million
OLUX (clobetasol propionate) VersaFoam-EF, 0.05%, a high-potency topical steroid formulated to treat atopic dermatitis and plaque psoriasis	Preclinical	late-2005	$1.3 million
Preclinical research and development for multiple dermatological indications	Preclinical	N/A	$1.6 million
      In general, we expect research and development expenses to increase significantly in 2005 due to additional research and clinical trials. Consistent with our 4:2:1 development model, we have a minimum of four product candidates in product formulation, at least two in late-stage clinical trials and we expect to launch one new product or indication commercially in 2005. Pharmaceutical products that we develop internally can take several years to research, develop and bring to market in the U.S. We cannot reliably estimate the overall completion dates or total costs to complete our major research and development programs. The clinical development portion of these programs can span several years and any estimation of completion dates or costs to complete would be highly speculative and subjective due to the numerous risks and uncertainties associated with developing pharmaceutical products. The FDA defines the steps required to develop a drug in the U.S. Clinical development typically involves three phases of study, and the most significant costs associated with clinical development are the Phase III trials as they tend to be the longest and largest studies conducted during the drug development process. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. If we fail to obtain, or experience any delay in obtaining, regulatory approval, it could materially adversely affect our business. For additional discussion of the risks and uncertainties associated with completing development of potential products, see “Factors Affecting Our Business and Prospects — We cannot sell our current products and product candidates if we do not obtain and maintain governmental approvals,” “— We may spend a significant amount of money to obtain FDA and other regulatory approvals, which may never be granted,” — “The expenses associated with our clinical trials are significant. We rely on third parties to conduct clinical trials for our product candidates, and those third parties may not perform satisfactorily,” and “— Our continued growth depends on our ability to develop new products, and if we are unable to develop new products, our expenses may exceed our revenues without any return on the investment.”

Selling, General and Administrative Expenses
      Selling, general and administrative expenses include expenses and costs associated with finance, legal, insurance, marketing, sales, and other administrative matters.

	Years Ended December 31,

	2004		2003		2002

	$	% Change	$	% Change	$

	(Dollars in thousands)
Selling, general and administrative expenses	$73,206	75%	$41,781	13%	$36,819

      Selling, general and administrative expenses increased to $73.2 million in 2004 from $41.8 million in 2003. The increase was primarily due to:

•	increased direct and indirect promotional capabilities ($11.0 million),

•	increased marketing and sales activities such as advertising, tradeshows and conventions ($4.1 million),

•	increased labor and benefit expenses, primarily due to increased headcount in the marketing, general and administrative departments ($2.4 million),

•	increased expenses related to product sampling ($1.8 million),

•	increased outside legal, audit and tax expenses ($1.9 million), and

•	increased business insurance costs ($1.1 million).
      Selling, general and administrative expenses increased to $41.8 million in 2003 from $36.8 million in 2002. The increase was primarily due to:

•	increased labor and benefit expenses due to increased headcount ($2.3 million),

•	increased expenses related to product sampling and sales promotion programs ($1.8 million),

•	increased cost of outside service and other fees primarily related to warehousing, distribution and production of sales and marketing materials ($600,000),

•	increased business development activities ($250,000), and

•	increased outside legal expenses incurred ($185,000).
      Those increases were partially offset by a $662,000 decrease in various marketing activities such as tradeshows, honorariums, and medical education.
      We expect selling, general and administrative expenses to increase in 2005 primarily because of increased promotional activities and a full year of expenses related to the increased headcount in the sales and other departments.

In-Process Research and Development and Milestone Payments
      In-process research and development and milestone expense represents payments made in connection with an acquisition of a product or milestone payments related to product development. We expense these costs when they are incurred as the product may not meet either technological feasibility or commercial success because the product remains in clinical development or alternative future use has not been established.

	Years Ended December 31,

	2004		2003		2002

	$	% Change	$	% Change	$

	(Dollars in thousands)
In-process research and development and milestone payments	$3,500	NM	—	NM	$4,350

      In May 2002, we entered into an agreement with Yamanouchi Europe B.V. to license Velac. Under the terms of the agreement, we paid Yamanouchi an initial $2.0 million licensing fee, which we recorded as in-process research and development expense in 2002 as the product remains in clinical development. In 2002, we initiated a Phase III trial for Velac. Under the terms of the agreement, we recorded an additional $2.0 million of in-process research and development expense related to this milestone.
      In August 2004, we submitted a NDA for Velac with the FDA and, in October 2004, we received notification that the FDA accepted the NDA for filing as of August 23, 2004. As a result, we recorded an additional $3.5 million milestone in the third quarter of 2004 due to the licensor upon the filing of the NDA. As noted above, because the product has not been approved, we recorded the fee as in-process research and development and milestone payment expense.

Interest and other income (expense), net

	Years Ended December 31,

	2004		2003		2002

	$	% Change	$	% Change	$

	(Dollars in thousands)
Interest and other income (expense), net
Interest income	$1,194	23%	$972	18%	$823
Gain on sale of investment	—	—	—	NM	2,086
Interest expense	(2,778)	70%	(1,632)	NM	(11)
Other income (expense), net	109	(53)%	234	3%	227

      Interest Income. Interest income increased to $1.2 million in 2004 from $972,000 in 2003. The increase in 2004 was due to interest earned on larger cash investment balances in connection with cash we received from $56.9 million in net proceeds from a private placement of common stock in February 2004 and issuing $90.0 million in convertible senior notes in May 2003. Interest income increased to $972,000 in 2003 from $823,000 in 2002. The increase in 2003 was due to interest earned on larger cash and investment balances in connection with the cash we received from issuing $90.0 million of convertible senior notes in May 2003, partially offset by lower market interest rates on investments.
      Interest Expense. Interest expense increased to $2.8 million in 2004 from $1.6 million in 2003. The increase reflects the fact that we incurred a full year of interest expense in 2004 on the convertible senior notes issued in May 2003. Interest expense increased to $1.6 million in 2003 from $11,000 in 2002. The increase in 2003 is a direct result of the interest expense associated with the convertible senior notes issued in May 2003.
Income Taxes

	Years Ended December 31,

	2004		2003		2002

	$	% Change	$	% Change	$

	(Dollars in thousands)
Income tax provision	$1,493	28%	$1,167	545%	$181

      Prior to 2004, we recorded an income tax provision primarily based on the foreign operations of our subsidiary in Australia, while experiencing losses for our U.S. operations. As a result, we will use operating loss carryforwards to partially offset future domestic profits, if and when earned. The deferred tax asset resulting from the operating loss carry forwards is offset by a valuation allowance until we meet certain specific tests regarding the continued profitability. Our income tax provision is determined using an annual effective tax rate, which is generally less than the U.S. Federal statutory rate, primarily because of tax deductions and operating loss carryforwards available in the United States.
      The income tax provision increased to $1.5 million in 2004 from $1.2 million in 2003 primarily due to an increase for U.S. Federal tax of $986,000, resulting mostly from the effect of the alternative minimum tax in 2004, and $281,000 for various U.S. states, partially offset by a reduction for foreign taxes of $941,000. The income tax provision increased to $1.2 million in 2003 from $200,000 in 2002. The increase was primarily due to an increase for U.S. Federal tax of $541,000, resulting mostly from tax benefits taken in 2002, and an increase for foreign tax of $370,000. The U.S. tax benefit arose principally due to the Job Creation and Worker Assistance Act of 2002 enacted on March 9, 2002, which allows taxpayers to carry back net operating losses generated in 2001 and 2002 to offset alternative minimum tax previously paid. The amounts reported above for U.S Federal tax include U.S. withholding taxes paid on foreign earnings and the foreign taxes are net of the foreign tax credit claimed in Australia for the U.S. withholding tax.
      Our effective tax rate and related tax provisions may increase significantly in the future after our net operating loss and other carryforwards have been exhausted. For a more complete description of our income tax position, refer to Note 12 in the Notes to Consolidated Financial Statements elsewhere in this Report.
LIQUIDITY AND CAPITAL RESOURCES

	December 31,

	2004		2003

	$	% Change	$

	(Dollars in thousands)
Cash, cash equivalents and marketable securities	$72,383	(37)%	$114,662

Sources and Uses of Cash
      Cash, cash equivalents and marketable securities totaled $72.4 million at December 31, 2004, down from $114.7 million at December 21, 2003. The decrease of $42.3 million was primarily due to our acquisition of Soriatane product rights, for which the cash used was $123.5 million, partially offset by a our private placement of common stock with net proceeds of $56.9 million and net cash provided by our operations of $29.7 million. Other major sources and uses of cash included our net sales of marketable securities of $42.0 million, primarily to finance our Soriatane acquisition, partially offset by $21.2 million used for increases in accounts receivable resulting from our increased sales.
      Working capital at December 21, 2004 was $71.1 million compared to $112.2 million at December 31, 2003. Significant changes in working capital during 2004 (in addition to the changes identified above for cash, marketable securities, and accounts receivable) included increases in current assets of $5.3 million for prepayments and other current assets and $3.5 million for inventory and increases in liabilities of $12.7 million for allowances for rebates, returns, and chargebacks and $10.7 million for accounts payable. The $5.3 million increase for prepayments and other current assets and the $3.5 million increase in inventory are primarily a result of growth in our business and related expenses. We increased our allowance for rebates, returns, and chargebacks as a result of our increased net product revenues, primarily due to Soriatane. The $10.7 million increase in accounts payable was related primarily to the increase in business activity.
      We made capital expenditures of $7.6 million in 2004 compared to $959,000 in 2003 and $3.9 million in 2002. The expenditures in 2004 were primarily for leasehold improvements on our new corporate headquarters, which we occupied starting in February 2005, and for manufacturing and laboratory equipment.
      On February 13, 2004, we completed a private placement of 3.0 million shares of our common stock to accredited institutional investors at a price of $20.25 per share, for net proceeds of approximately $56.9 million.
      On May 28, 2003, we issued $90.0 million of 2.25% convertible senior notes due May 30, 2008 in a private placement exempt from registration under the Securities Act of 1933. The notes are senior, unsecured obligations and rank equal in right of payment with any of our existing and future unsecured and unsubordinated debt. The notes are convertible into our shares of common stock at any time at the option of the note holder at a conversion rate of 46.705 shares of common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances, which is equivalent to a conversion price of approximately $21.41 per share of common stock. This conversion price is higher than the price of our common stock on the date the notes were issued. The notes bear interest at a rate of 2.25% per annum, which is payable semi-annually in arrears on May 30 and November 30 of each year, beginning November 30, 2003. Offering expenses of $3.7 million related to the issuance of these notes have been included in other assets and are amortized to interest expense over the contractual term of the notes.
      Contractual Obligations and Commercial Commitments. As of December 31, 2004, we had the following contractual obligations and commitments:

	Payments Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1 — 3 Years	3 — 5 Years	5 Years

	(In millions)
Long-Term Debt Obligations(1)	$97.0	$2.0	$4.1	$90.9	$—
Operating Lease Obligations(2)	21.2	5.0	5.3	2.8	8.1
Purchase Obligations(3)(4)	19.8	11.5	4.3	1.7	2.3
Other Long-Term Liabilities
Reflected on the Registrant’s
Balance Sheet under GAAP	—	—	—	—	—

Total Contractual Cash Obligations	$138.0	$18.5	$13.7	$95.4	$10.4

(1)	On May 28, 2003, we issued $90 million of 2.25% convertible senior notes due May 30, 2008 in a private offering. The notes are unsecured and rank equal to all of our future unsecured and unsubordinated debts. The notes are convertible at any time at the option of note holders into shares of our common stock at a conversion rate of 46.705 shares for each $1,000 principal amount of notes, subject to adjustment in certain circumstances, which is equivalent to a conversion price of approximately $21.41 per share. The amounts reflected above include annual interest payments of approximately $2.0 million per year, assuming that the notes are not redeemed or converted before maturity.

(2)	We lease laboratory and office facilities under non-cancelable operating leases, which expire in April 2005. In June 2004, we signed a series of new non-cancelable facility lease agreements to lease approximately 96,000 square feet of space in Palo Alto, California that we moved into in February 2005. Under our agreement with DPT, we are also obligated to pay approximately $56,000 per year in rent for the pro rata portion of DPT’s facility allocated to the aerosol line. Under the DPT agreement, we will pay rent for the term of the agreement or as long as we own the associated assets, whichever is longer. We also lease various automobiles and office equipment under similar leases, expiring through 2008. These obligations are to be partially offset by $94,000 to be received from subleasing arrangements with third parties.

(3)	In March 2002 we entered into a manufacturing and supply agreement with DPT that requires minimum purchase commitments, beginning six months after the opening of the commercial production line and continuing for 10 years. Also in 2002 we entered into a license agreement that requires minimum royalty payments beginning in 2005 and continuing for fifteen years, unless the agreement is terminated earlier by either party. In 2003, we entered into a five year service agreement for prescription information that requires minimum fees.

(4)	Per our manufacturing and supply agreements with our three suppliers, AccraPac, DPT and Roche, we may incur significant penalties related to cancellation of purchase orders, including paying an amount equal to the entire cancelled purchase order. We had approximately $9.6 million in outstanding open purchase orders to our suppliers at December 31, 2004 and the entire amount is included in the table in Year 2005.

      We believe our existing cash, cash equivalents and marketable securities, cash generated from product sales and collaborative arrangements with corporate partners, will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the next 12 months. We cannot be certain of the amount of our future product revenues, as product sales can be impacted by patent risks and competition from new products, and products under development may not be safe and effective or approved by the FDA, or we may not be able to produce them in commercial quantities at reasonable costs, and the products may not gain satisfactory market acceptance. The amount of capital we require for operations in the future depends on numerous factors, including the level of product revenues, the extent of commercialization activities, the scope and progress of our clinical research and development programs, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, and enforcing patent claims and other intellectual property rights, and competing technological and market developments. If we need funds in the future to in-license or acquire additional marketed or late-stage development products, a portion of the funds may come from our existing cash, which will result in fewer resources available to our current products and clinical programs. To take action on business development opportunities we may identify in the future, we may need to use some of our available cash, or raise additional cash by liquidating some of our investment portfolio and/or raising additional funds through equity or debt financings.
      We currently have no commitments for any additional financings. If we need to raise additional money to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when we need them, we may not be able to market our products as planned or continue development of our other products, or we could be required to delay, scale back or eliminate some or all of our research and development programs.
OFF-BALANCE SHEET ARRANGEMENTS
      We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
RECENT ACCOUNTING PRONOUNCEMENTS
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include grants of employee stock options. SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires companies to recognize all stock-based payments to employees in the financial statements based on their fair values. SFAS 123R is effective for all interim or annual periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. We are required to adopt SFAS 123R in our third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options.

Under the retroactive options, we may restate prior periods either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that we record compensation expense for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Interest Rate Risk. Our holdings of financial instruments comprise a mix of securities that may include U.S. corporate debt, U.S. government debt, municipal debt, and asset and mortgage backed securities. All such instruments are classified as securities available for sale. Generally, we do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our market risk exposure consists principally of exposure to reductions in interest rates. Interest income from our investments is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. While a reduction in interest rates would decrease interest income, the negative effect would be partially offset by an increase in the value of our marketable securities portfolio. A hypothetical decrease of 100 basis points in market-fixed interest rates would increase the fair value of our portfolio by approximately 260,000 or one-half of one percent. An increase in interest rates of 100 basis points would decrease the value of the portfolio by a similar amount. Due to the nature of our marketable securities, we have concluded that we face minimal material market risk exposure.
      The table below presents the principal amounts and weighted average interest rates by year of maturity for our investment portfolio as of December 31, 2004 (dollars in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

Assets:
Available-for-sale securities	$21,075	$12,621	$6,643	$300	$901	$12,016	$53,556	$53,442
Weighted average annual interest rate	4.5%	4.5%	2.3%	1.2%	2.4%	2.5%	—	—

Liabilities:
2.25% Convertible Senior Notes Due 2008	—	—	—	$90,000	—	—	$90,000	$113,310
Average interest rate	—	—	—	2.25%	—	—	—	—
      The table above includes principal and fair value amounts of $7.0 million as of December 31, 2004, related to auction rate securities. Although these securities have long final maturities (from 19 years to perpetuity), we consider them to be short-term investments because liquidity is provided through the short-term (7 to 90 days) interest rate reset mechanism. These securities are allocated between maturity groupings based on their final maturities. The table above also includes principal amounts of $7.3 million and fair value amounts of $7.2 million related to asset-backed and mortgage-backed securities that are allocated between maturity groupings based on their final maturities.
      Foreign Currency Exchange Risk. Certain payments that third parties make to Connetics Australia are made in local currency or Australian dollars. Any fluctuations in the currencies of our licensees or licensors against the Australian or the U.S. dollar will cause our royalty revenues and expenses to fluctuate as well. We currently do not hedge our exposure to changes in foreign currency exchange rates.

Item 8.	Financial Statements and Supplementary Data
      Our consolidated financial statements and related financial information are filed as a separate section to this Report. Please refer to Item 15(a) for an Index to Consolidated Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      We have had no changes in or disagreements with, our independent public accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures
      (a) Evaluation of Disclosure Controls and Procedures: The Company’s principal executive and financial officers reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-K. Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective in timely providing them with material information relating to the Company, as required to be disclosed in the reports the Company files under the Exchange Act.
      (b) Management’s Annual Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
      (c) Changes in Internal Control Over Financial Reporting: There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers
      (a) Information regarding our Board of Directors is incorporated by reference to the sections entitled “Election of Directors,” “Stock Ownership, ” “Corporate Governance,” and “Report of the Audit Committee” in our Proxy Statement (“2005 Proxy Statement”) to be filed with the Securities and Exchange Commission relating to our annual meeting of stockholders to be held April 22, 2005.
      (b) Information regarding our executive officers is included in Part I of this Report in the section entitled “Business — Executive Officers of the Company,” and is incorporated by reference to the section entitled “Stock Ownership” in our 2005 Proxy Statement.
      (c) Information regarding the identity of the audit committee members and the audit committee financial expert is incorporated by reference to the section entitled “Report of the Audit Committee” in our 2005 Proxy Statement.

      (d) Information with respect to our policy regarding nominations by stockholders for the Board is incorporated by reference to the section entitled “Corporate Governance” in our 2005 Proxy Statement.
      (e) The information found in our 2005 Proxy Statement under the heading “Stock Ownership — Section 16 (a) Beneficial Ownership Reporting Compliance” is incorporated by reference.
      (f) The Board has adopted a code of professional conduct that applies to all employees, and a supplemental code of professional conduct that applies to our CEO, senior financial officers, and the Board of Directors. These codes of conduct are posted on the Corporate Governance section of our website at http://ir.connetics.com/governance/highlights.cfm. We intend to disclose any amendments to, or waivers from, our codes of conduct on our website.

Item 11.	Executive Compensation
      Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Executive Compensation and Related Information” in our 2005 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Information regarding the beneficial ownership of our common stock by certain beneficial owners and by our directors and management is incorporated by reference to the information set forth under the caption “Stock Ownership” in our 2005 Proxy Statement.
      Information as of December 31, 2004 with respect to all of our compensation plans under which equity securities are authorized for issuance is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in our 2005 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions
      Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our 2005 Proxy Statement.

Item 14.	Principal Accounting Fees and Services
      The information required by this item is incorporated by reference to the section entitled “Audit and Other Fees” in our 2005 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) 1. Financial Statements. The following Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm are filed as part of this Report:
      2. Financial Statement Schedules
      The following additional consolidated financial statement schedule should be considered in conjunction with our consolidated financial statements. All other schedules have been omitted because the required information is either not applicable, not sufficiently material to require submission of the schedule, or is included in the consolidated financial statements or the notes to the consolidated financial statements
Schedule II — Valuation and Qualifying Accounts

Allowance for Doubtful		Additions
Accounts, Discounts,	Balance at	Charged to
Returns, Rebates and	Start of	Expense/Revenue		Balance at
Chargebacks	Period	Net of Reversals	Utilizations	End of Period

Year ended December 31,
2004	$5,032,977	$29,793,533	$(16,570,595)	$18,255,915
2003	$2,041,507	$10,909,819	$(7,918,349)	$5,032,977
2002	$975,318	$5,353,368	$(4,287,179)	$2,041,507
      3. The Exhibits filed as a part of this Report are listed in the Index to Exhibits.
      (b) Exhibits. See Index to Exhibits.
      (c) Financial Statements Schedules. See Item 15(a)(2), above.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Connetics Corporation
a Delaware corporation

By:	/s/ John L. Higgins

John L. Higgins
Chief Financial Officer
Executive Vice President, Finance
and Corporate Development
Date: March 15, 2005
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

Signature	Title	Date

Principal Executive Officer:

/s/ Thomas G. Wiggans Thomas G. Wiggans	Chief Executive Officer and Director	March 15, 2005

Principal Financial and Principal Accounting Officer:

/s/ John L. Higgins John L. Higgins	Chief Financial Officer; Executive Vice President, Finance and Corporate Development	March 15, 2005

Directors:

/s/ Alexander E. Barkas Alexander E. Barkas	Director	March 15, 2005

/s/ Eugene A. Bauer Eugene A. Bauer	Director	March 15, 2005

Signature	Title	Date

/s/ R. Andrew Eckert R. Andrew Eckert	Director	March 15, 2005

/s/ Denise M. Gilbert Denise M. Gilbert	Director	March 15, 2005

/s/ John C. Kane John C. Kane	Director	March 15, 2005

/s/ Thomas D. Kiley Thomas D. Kiley	Director	March 15, 2005

/s/ Leon E. Panetta Leon E. Panetta	Director	March 15, 2005

/s/ G. Kirk Raab G. Kirk Raab	Chairman of the Board	March 15, 2005

CONNETICS CORPORATION
Form 10-K
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
      The following Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm are filed as part of this Report:

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors and Stockholders of
Connetics Corporation
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in 9A, that Connetics Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Connetics Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Connetics Corporation internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Connetics Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Connetics Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Connetics Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Palo Alto, California
March 11, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Connetics Corporation
      We have audited the accompanying consolidated balance sheets of Connetics Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Connetics Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Connetics Corporation as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Connetics Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Palo Alto, California
March 11, 2005

CONNETICS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except
	share and per share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$18,261	$17,946
Marketable securities	54,122	96,716
Restricted cash–current	1,000	304
Accounts receivable, net of allowances of $18,256 and $5,033 in 2004 and 2003, respectively	10,642	2,594
Inventory	4,605	1,035
Prepaid expenses	7,776	2,892
Other current assets	2,076	887

Total current assets	98,482	122,374
Property and equipment, net	11,830	5,628
Restricted cash–long term	2,963	—
Debt issuance costs, deposits and other assets	3,794	5,418
Goodwill	6,271	6,271
Other intangible assets, net	122,388	6,206

Total assets	$245,728	$145,897

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,531	$3,884
Accrued liabilities related to acquisition of product rights	2,710	—
Accrued payroll and related expenses	5,746	3,792
Accrued clinical trial costs	751	857
Other accrued liabilities	3,650	1,594

Total current liabilities	27,388	10,127
Convertible senior notes	90,000	90,000
Other non-current liabilities	420	16
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value;
50,000,000 shares authorized; 35,792,730 and 31,885,404 shares issued and outstanding at December 31, 2004 and 2003, respectively	36	32
Additional paid-in capital	237,666	174,080
Deferred stock compensation	(13)	(31)
Accumulated deficit	(111,173)	(130,188)
Accumulated other comprehensive income	1,404	1,861

Total stockholders’ equity	127,920	45,754

Total liabilities and stockholders’ equity	$245,728	$145,897

See accompanying Notes to Consolidated Financial Statements.

CONNETICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share
	amounts)
Revenues:
Product	$142,059	$66,606	$47,573
Royalty and contract	2,296	8,725	5,190

Total revenues	144,355	75,331	52,763
Operating costs and expenses:
Cost of product revenues	12,656	5,129	4,190
Amortization of intangible assets	11,471	819	805
Research and development	21,539	30,109	25,821
Selling, general and administrative	73,206	41,781	36,819
In-process research and development and milestone payments	3,500	—	4,350
Loss on program termination	—	—	312

Total operating costs and expenses	122,372	77,838	72,297

Income (loss) from operations	21,983	(2,507)	(19,534)
Interest and other income (expense):
Interest income	1,194	972	823
Gain on sale of investment	—	—	2,086
Interest expense	(2,778)	(1,632)	(11)
Other income (expense), net	109	234	227

Income (loss) before income taxes	20,508	(2,933)	(16,409)
Income tax provision	1,493	1,167	181

Net income (loss)	$19,015	$(4,100)	$(16,590)

Net income (loss) per share
Basic	$0.54	$(0.13)	$(0.54)
Diluted	$0.51	$(0.13)	$(0.54)

Shares used to compute basic and diluted net loss per share
Basic	35,036	31,559	30,757
Diluted	37,443	31,559	30,757

See accompanying Notes to Consolidated Financial Statements.

CONNETICS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of					Accumulated
	Common	Common	Additional	Deferred		Other	Total
	Shares	Stock	Paid-in	Stock	Accumulated	Comprehensive	Stockholders’
	Outstanding	Amount	Capital	Compensation	Deficit	Income	Equity

	(In thousands)
Balance at December 31, 2001	30,257	$30	$164,270	$(69)	$(109,498)	$6,621	$61,354
Common stock issued under stock option and purchase plans	659	1	3,449	—	—	—	3,450
Issuance of common stock pursuant to license agreements	1	—	12	—	—	—	12
Exercise of warrants	263	—	1,683	—	—	—	1,683
Stock compensation expense	—	—	355	21	—	—	376
Comprehensive loss:
Net loss	—	—	—	—	(16,590)	—	(16,590)
Reclassification adjustment for realized gain on sale of equity security	—	—	—	—	—	(2,086)	(2,086)
Unrealized gain on investments	—	—	—	—	—	(3,532)	(3,532)
Foreign currency translation adjustment	—	—	—	—	—	76	76

Total comprehensive loss							(22,132)

Balance at December 31, 2002	31,180	31	169,769	(48)	(126,088)	1,079	44,743
Common stock issued under stock option and purchase plans	674	1	4,158	—	—	—	4,159
Exercise of warrants	31	—	153	—	—	—	153
Stock compensation expense	—	—	—	17	—	—	17
Comprehensive loss:
Net loss	—	—	—	—	(4,100)	—	(4,100)
Unrealized loss on investments	—	—	—	—	—	(167)	(167)
Foreign currency translation adjustment	—	—	—	—	—	949	949

Total comprehensive loss							(3,318)

CONNETICS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — Continued

	Number of					Accumulated
	Common	Common	Additional	Deferred		Other	Total
	Shares	Stock	Paid-in	Stock	Accumulated	Comprehensive	Stockholders’
	Outstanding	Amount	Capital	Compensation	Deficit	Income	Equity

	(In thousands)
Balance at December 31, 2003	31,885	32	174,080	(31)	(130,188)	1,861	45,754
Common stock issued under stock option and purchase plans	858	1	6,347	—	—	—	6,348
Tax benefit on stock options	—	—	213	—	—	—	213
Issuance of common stock through private placement	3,000	3	56,901	—	—	—	56,904
Exercise of warrants	50	—	125	—	—	—	125
Stock compensation expense	—	—	—	18	—	—	18
Comprehensive income:
Net income	—	—	—	—	19,015	—	19,015
Unrealized loss on investments	—	—	—	—	—	(583)	(583)
Foreign currency translation adjustment	—	—	—	—	—	126	126

Total comprehensive income							18,558

Balance at December 31, 2004	35,793	$36	$237,666	$(13)	$(111,173)	$1,404	$127,920

See accompanying Notes to Consolidated Financial Statements.

CONNETICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$19,015	$(4,100)	$(16,590)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,433	1,422	1,285
Amortization of intangible assets	11,471	819	810
Amortization of debt issuance costs	708	430	—
Allowances for discounts, returns, rebates and chargebacks	12,725	2,994	1,173
Gain on sale of investment	—	—	(2,086)
Stock compensation expense	18	17	388
Changes in assets and liabilities:
Accounts receivable	(21,179)	(1,236)	(70)
Inventory	(3,526)	(334)	29
Other assets	(4,810)	(3,439)	(960)
Accounts payable	10,740	(4,199)	4,119
Accrued and other current liabilities	2,633	(146)	(3)
Deferred revenue	89	(739)	(600)
Other non-current liabilities	404	—	—

Net cash provided by (used in) operating activities	29,721	(8,511)	(12,505)

Cash flows from investing activities:
Purchases of marketable securities	(62,472)	(135,352)	(32,573)
Sales and maturities of marketable securities	104,483	62,909	47,335
Purchases of property and equipment	(7,638)	(959)	(3,907)
Acquisition of patent and product rights	(123,529)	(200)	—

Net cash provided by (used in) investing activities	(89,156)	(73,602)	10,855

Cash flows from financing activities:
Transfer from (to) restricted cash	(3,659)	420	1,415
Proceeds from issuance of convertible senior notes, net of issuance costs	—	86,316	—
Proceeds from issuance of common stock in private placement, net of issuance costs	56,901	—	—
Proceeds from issuance of common stock from the exercise of stock options and employee stock purchase plan, net of repurchases of unvested shares	6,476	4,312	5,133

Net cash provided by financing activities	59,718	91,048	6,548
Effect of foreign currency exchange rates on cash and cash equivalents	32	387	123

Net change in cash and cash equivalents	315	9,322	5,021
Cash and cash equivalents at beginning of year	17,946	8,624	3,603

Cash and cash equivalents at end of year	$18,261	$17,946	$8,624

Supplementary information:
Interest paid	$2,030	$1,028	$11
Income taxes paid	$1,061	$1,541	$654

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

Note 1.	Organization and Development of the Company
      Connetics Corporation, or Connetics, was incorporated in the State of Delaware on February 8, 1993. Connetics is a specialty pharmaceutical company focusing exclusively on the treatment of dermatological conditions. We currently market four pharmaceutical products in the United States, OLUX® (clobetasol propionate) Foam, 0.05%, Luxíq®(betamethasone valerate) Foam, 0.12%, Soriatane® (acitretin) capsules, and Evoclintm (clindamycin) Foam, 1%. We acquired exclusive U.S. rights to Soriatane effective March 4, 2004 (see Note 4). We also have several product candidates under development. Our commercial business is focused on the dermatology marketplace, which is characterized by a large patient population that is served by a relatively small number of treating physicians. We cannot assure you that any of our other potential products will be successfully developed, receive the necessary regulatory approvals, or be successfully commercialized.

Note 2.	Summary of Significant Accounting Policies

Principles of Consolidation
      The accompanying consolidated financial statements include the accounts of Connetics, as well as its subsidiaries, Connetics Holdings Pty Ltd. and Connetics Australia Pty Ltd. We have eliminated all intercompany accounts and transactions in consolidation. We reclassified certain amounts in our prior year consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows to conform to the current period presentation. On the consolidated balance sheets, inventory was reclassified from prepaid and other current assets and shown separately for the year ended December 31, 2003. On the consolidated statements of operations, amortization of intangible assets was reclassified from selling, general and administrative expense and shown separately for the years ended December 31, 2003 and 2002. On the consolidated statements of cash flows, the amortization of debt issuance costs and amortization of intangible assets, which had been combined, were shown separately for the year ended December 31, 2003, and inventory was reclassified from other assets and shown separately for the years ended December 31, 2003 and 2002.

Use of Estimates
      To prepare financial statements in conformity with accounting principles generally accepted in the United States, management must make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Future events could cause our actual results to differ.
      We evaluate our estimates on an on-going basis. In particular, we regularly evaluate estimates related to recoverability of accounts receivable and inventory, revenue reserves, assumed liabilities related to acquired product rights and accrued liabilities for clinical trial activities and indirect promotional expenses. We base our estimates on historical experience and on various other specific assumptions that we believe to be reasonable under the circumstances. Those estimates and assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

Revenue Recognition
      Product Revenues. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and we are reasonably assured of collecting the resulting receivable. We recognize product revenues net of revenue reserves which consist of allowances for discounts, returns, rebates, and chargebacks. We accept from customers the return of pharmaceuticals that are within six months before their expiration date. We authorize returns for damaged products and exchanges for expired products in accordance with our return goods policy and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
procedures, and we establish reserves for such amounts at the time of sale. To date we have not experienced significant returns of damaged or expired product. We include product shipping and handling costs in the cost of product revenues. We also recognize revenue net of fees paid to wholesalers under distribution service agreements in exchange for certain product distribution, inventory, information, return goods processing, and administrative services. We record accounts receivable net of allowances for discounts, returns, rebates and chargebacks.
      During the first half of 2004, we made a decision to bring in house the function of Contract Administration responsibility for the calculation and related reporting of all allowances and discounts for which Managed care plans and Medicaid programs are eligible. Previously we utilized third parties to perform the allowance calculation and related reporting. In connection with this change we performed a comprehensive review of our calculation for Medicaid product pricing allowances, which resulted in an adjustment to reserves recorded in prior periods. As a result, we recorded a one-time reduction of product revenues in the amount of $564,000 in the second quarter of 2004. We have determined that the effect of this change in estimate would not have had a material impact on our previously issued financial statements.
      Royalty Revenues. We collect royalties from our third-party licensees based on their sales. We recognize royalties either in the quarter in which we receive the royalty payment from the licensee or in which we can reasonably estimate the royalty, which is typically one quarter following the related sale by the licensee.
      Contract Revenues. We record contract revenue for research and development, or R&D, and milestone payments as earned based on the performance requirements of the contract. We recognize non-refundable contract fees for which no further performance obligations exist, and for which Connetics has no continuing involvement, on the date we receive the payments or the date when collection is assured, whichever is earlier.
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

Cash Equivalents and Marketable Securities
      Cash and cash equivalents consist of cash on deposit with banks, money market and other debt instruments with original maturities of 90 days or less. Investments with maturities beyond 90 days are included in marketable securities. We classify marketable securities as available for sale at the time of purchase and we carry them at fair value. We report unrealized gains and losses on marketable securities as a component of other comprehensive income (loss) in stockholders’ equity. We use the specific identification method to determine the cost of securities sold.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash
      Restricted cash reflects certificates of deposit used to secure letter of credit arrangements. Restricted cash–current includes deposits of $1.0 million as required by our insurance policy and restricted cash — long term includes deposits of $3.0 million as required by two office facility leases and two vehicle fleet services leases.

Foreign Currency
      Connetics Australia’s functional currency is the Australian dollar. We translate Connetics Australia’s local currency balance sheet into U.S. dollars using the exchange rates in effect at the balance sheet date. For revenue and expense accounts, we use a weighted average exchange rate during the period. We record foreign currency translation adjustments in other comprehensive income (loss). Net gains and losses that result from foreign exchange transactions are included in the consolidated statements of operations and were immaterial for all periods presented.

Income Taxes
      We account for income taxes using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between (1) the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and (2) operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates that are expected to apply to taxable income in the years in which we anticipate those temporary differences will be recovered or settled. When the timing of the realization is uncertain, we establish a valuation allowance for the net deferred tax assets. Historically, our income tax provision related primarily to the operations of our Australian subsidiary. In 2004, however, the income tax provision is primarily related to the profitability of our domestic operations.

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
      Before January 1, 2004, inventory and cost of goods sold only captured third party product manufacturing costs, depreciation on Connetics-owned equipment at our third-party manufacturers, product freight and distribution costs from the third party that handles all of our product distribution activities and royalties. Effective January 1, 2004, we began including certain manufacturing support and quality assurance costs in the cost of finished goods inventory and samples inventory which had previously been classified as research and development expense. Those activities include overseeing third party manufacturing, process development, quality assurance and quality control activities. We have determined that the effect of this change in accounting would not have had a material impact on our financial statements in any prior quarterly or annual period. For the year ended December 31, 2004, we allocated $4.6 million of costs which in previous years would have been included in R&D expense as follows: (1) $1.1 million to cost of goods sold; (2) $1.0 million to selling expense; (3) $2.1 million to the value of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
commercial inventory; and, (4) $324,000 to the value of samples inventory, which is a component of prepaid expenses.

Goodwill and Other Intangible Assets
      We have in the past made acquisitions of products and businesses that include goodwill, license agreements, product rights, and other identifiable intangible assets. We assess goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets”, or SFAS 142, which requires that goodwill be tested for impairment at the “reporting unit level” (“reporting unit”) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. We have determined that there is only one reporting unit, specifically the sale of specialty pharmaceutical products for dermatological diseases. We test goodwill for impairment in the annual impairment test on October 1 using the two-step process required by SFAS 142. First, we review the carrying amount of the reporting unit compared to the “fair value” of the reporting unit based on quoted market prices of our common stock and, if necessary, the cash flows based on analyses prepared by management. An excess carrying value compared to fair value would indicate that goodwill may be impaired. Second, if we determine that goodwill may be impaired, then we compare the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine the impairment loss, if any. Based on these estimates, we determined that as of October 1, 2004 there was no impairment of goodwill. Since October 1, 2004, there have been no indications of impairment and the next annual impairment test will occur as of October 1, 2005.
      In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” or SFAS 144, we evaluate purchased intangibles and other long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We have not recorded any impairment charges for long-lived intangible assets for the three years ended December 31, 2004.
Fair Value of Financial Instruments
      The fair value of our cash equivalents and marketable securities is based on quoted market prices. The carrying amount of cash equivalents and marketable securities are equal to their respective fair values at December 31, 2004 and 2003.
      Other financial instruments, including accounts receivable, accounts payable and accrued liabilities, are carried at cost, which we believe approximates fair value because of the short-term maturity of these instruments. The fair value of our convertible subordinated debt was $113.3 million at December 31, 2004, which we determined using available market information.
Research and Development
      Research and development expenses include related salaries and benefits, laboratory supplies, external research programs, clinical studies and allocated overhead costs such as rent, supplies and utilities. All such costs are charged to research and development expense as incurred. Beginning in 2004, certain costs related to internal manufacturing support and quality assurance are allocated to commercial and samples and inventory.
Certain Concentrations
      Financial instruments that potentially subject us to concentration of credit risk consist principally of investments in debt securities and trade receivables. Management believes the financial risks associated with these financial instruments are minimal. We maintain our cash, cash equivalents and investments with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
high-quality financial institutions. We perform credit evaluations of our customers’ financial condition and limit the amount of credit extended when necessary, but generally we do not require collateral on accounts receivable.
      We contract with independent sources to manufacture our products. We currently rely on three vendors to manufacture our products. If these manufacturers are unable to fulfill our supply requirements, our future results could be negatively impacted.
      We promote our products to dermatologists, but we sell our products primarily to wholesalers and retail chain drug stores, and our product revenues and trade accounts receivable are concentrated with a few customers. In December 2004 we entered into a distribution agreement with each of Cardinal Health, Inc. and McKesson Corporation under which we agreed to pay a fee to each of these distributors in exchange for certain product distribution, inventory management, return goods processing, and administrative services. The following tables detail our customer concentrations in gross product sales and trade accounts receivable that are greater than 10% of the relative total, for each of the years ended December 31, 2004, 2003 and 2002.

	Percentage of Product
	Revenues Years Ended
	December 31,

Customer	2004	2003	2002

McKesson	29%	30%	26%
Cardinal Health	27%	36%	43%
AmerisourceBergen	16%	15%	23%
Walgreens	*	11%	*

*	less than 10%

	Percentage of
	Outstanding Accounts
	Receivable as of
	December 31,

Customer	2004	2003	2002

McKesson	36%	28%	6%
Cardinal Health	21%	36%	54%
AmerisourceBergen	22%	17%	37%
Walgreens	15%	*	*

*	less than 10%
Comprehensive Income (Loss)
      Comprehensive income (loss) represents net income (loss), unrealized gains (losses) on our available-for-sale securities, and foreign currency translation adjustments, all net of taxes. Accumulated other comprehensive income included $276,000 of net unrealized gains on investments and $1.1 million of foreign currency translation adjustments as of December 31, 2004 and $859,000 of net unrealized gains on investments and $1.0 million of foreign currency translation adjustments as of December 31, 2003. Comprehensive income (loss) is disclosed in the Consolidated Statement of Stockholders’ Equity.
Advertising
      We expense advertising costs as we incur them. Advertising costs were $2.1 million, $380,000 and $362,000 in the years ended December 31, 2004, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock-Based Compensation
      At December 31, 2004, we had six stock-based compensation plans, which are more fully described in Note 11. We use the intrinsic-value method of accounting for stock-based awards granted to employees, as allowed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB 25, and related interpretations. Accordingly, we do not recognize any compensation in our financial statements in connection with stock options granted to employees when those options have exercise prices equal to or greater than fair market value of our common stock on the date of grant. We also do not record any compensation expense in connection with our Employee Stock Purchase Plan as long as the purchase price is not less than 85% of the fair market value at the beginning or end of each offering period, whichever is lower.
      For options granted to non-employees, we have recorded compensation expense in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation,” or SFAS 123, as amended, and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” By those criteria, we quantify compensation expense as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.
      Although SFAS 123 allows us to continue to follow the APB 25 guidelines, we are required to disclose pro forma net income (loss) and basic and diluted income (loss) per share as if we had applied the fair value based method to all awards. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	Years Ended December 31,

	2004	2003	2002

	(In thousands except per share
	amounts):
Net income (loss), as reported	$19,015	$(4,100)	$(16,590)
Add: stock-based employee compensation expense, net of tax	17	17	21
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(11,355)	(9,834)	(4,535)

Pro forma net income (loss)	$7,677	$(13,917)	$(21,104)

Net income (loss per) share:
Basic — as reported	$0.54	$(0.13)	$(0.54)
Diluted — as reported	$0.51	$(0.13)	$(0.54)
Basic — pro forma	$0.22	$(0.44)	$(0.69)
Diluted — pro forma	$0.21	$(0.44)	$(0.69)

      For purposes of this analysis, we estimate the fair value of each option on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used in the model were as follows:

	Stock Option Plans			Stock Purchase Plan

	2004	2003	2002	2004	2003	2002

Expected stock volatility	57.2%	60.6%	65.3%	54.7%	57.5%	77.3%
Risk-free interest rate	3.2%	4.1%	4.6%	1.1%	4.4%	5.6%
Expected life (in years)	3.4	3.2	3.5	1.5	1.4	1.3
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires us to make

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
highly subjective assumptions, including the expected volatility of our stock. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we do not believe that the existing models necessarily provide a reliable single measure of the fair value of our options. The weighted average fair value of options granted, determined using the Black-Scholes model, was $8.64, $5.83 and $5.74 in the years ended December 31, 2004, 2003 and 2002, respectively.
      The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on reported results of future years.

Net Income (Loss) Per Share
      We compute basic net income (loss) per common share by dividing net income (loss) by the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share using the weighted average of all potential shares of common stock outstanding during the period. We included all stock options and warrants in the calculation of diluted loss per common share for the year ended December 31, 2004, but excluded them for the years ended December 31, 2003 and 2002 because these securities were anti-dilutive in those years. We excluded convertible debt for the years ended December 31, 2003 and 2004 because its effect is also anti-dilutive.
      The calculation of basic and diluted net income (loss) per share is as follows:

	Years Ended December 31,

	2004	2003	2002

	(In thousands except per share
	amounts):
Net income (loss)	$19,015	$(4,100)	$(16,590)

Weighted average shares outstanding
Basic common shares	35,036	31,559	30,757
Effect of dilutive options	2,383	—	—
Effect of dilutive warrants	24	—	—

Total weighted average diluted common shares	37,443	31,559	30,757

Net income (loss) per share:
Basic	$0.54	$(0.13)	$(0.54)
Diluted	$0.51	$(0.13)	$(0.54)

      Warrants, options and convertible debt excluded from the calculation of diluted net income (loss) per share are as follows:

	Years Ended December 31,

	2004	2003	2002

Warrants	—	59,177	90,427
Options	262,750	5,986,257	4,883,966
Convertible Debt	4,203,450	4,203,450	—

Disclosure about Segments of an Enterprise and Related Information
      SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires us to identify the segment or segments we operate in. Based on the standards set forth in SFAS 131, we operate in one segment: the development and commercialization of specialty pharmaceuticals in the field of dermatology. For each of the years ended December 31, 2004 and 2003, approximately 99% of our total

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
revenues were derived from customers in the United States. For the year ended December 31, 2002, approximately 98% of our total revenues were derived from customers in the United States.
      We do not have a material amount of long-lived assets outside of the United States.

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include grants of employee stock options. SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires companies to recognize all stock-based payments to employees in the financial statements based on their fair values. SFAS 123R is effective for all interim or annual periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. We are required to adopt SFAS 123R in our third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, we may restate prior periods either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that we record compensation expense for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Note 3.	Cash Equivalents and Marketable Securities
The following tables summarize our available-for-sale investments (in thousands):

	December 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Corporate debt	$32,971	$3	$(72)	$32,902
Government securities	13,318	—	(23)	13,295
Asset backed securities	7,268	1	(24)	7,245
Equity securities	289	391	—	680
Money market funds	1,114	—	—	1,114

Total	54,960	395	(119)	55,236
Less amount classified as cash equivalents	(1,114)			(1,114)

Total marketable securities	$53,846	$395	$(119)	$54,122

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2003

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Corporate debt	$53,165	$17	$(41)	$53,141
Government securities	35,387	7	(11)	35,383
Asset backed securities	7,016	7	(2)	7,021
Equity securities	289	882	—	1,171
Money market funds	12,894	—	—	12,894

Total	108,751	913	(54)	109,610
Less amount classified as cash equivalents	(12,894)			(12,894)

Total marketable securities	$95,857	$913	$(54)	$96,716

The following table summarizes the amortized cost of the estimated fair value of available-for-sale debt securities at December 31, by contract maturity (in thousands):

	2004		2003

	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Mature in less than one year	$21,076	$21,013	$50,550	$50,971
Mature in one to three years	19,264	19,221	20,590	20,746
Mature in over three years	13,217	13,208	23,797	23,828

Total	$53,557	$53,442	$94,937	$95,545

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
      We monitor our investment portfolio for impairment on a periodic basis in accordance with Emerging Issues Task Force Issue No. 03-1. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in the our industry; our relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The decline in value of these investments, shown in the table above as “Gross Unrealized Losses”, is primarily related to changes in interest rates and is considered to be temporary in nature.

Note 4.	Soriatane® Product Line Acquisition and Distribution Agreement
      On February 6, 2004, we entered into a binding agreement with Hoffmann-La Roche Inc., or Roche, to acquire exclusive U.S. rights to Soriatane-brand acitretin, an approved oral therapy for the treatment of severe psoriasis in adults. The transaction closed on March 4, 2004, and we have recognized revenue, net of applicable reserves, for all sales of the product from that date. Under the terms of the purchase agreement, we paid Roche a total of $123.0 million in cash at the closing to acquire Soriatane. We also assumed certain liabilities in connection with returns, rebates and chargebacks associated with prior sales of Soriatane by Roche totaling $4.1 million, and purchased Roche’s existing inventory of Soriatane at a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
cost of approximately $1.5 million. In addition, we incurred transaction costs of $529,000 during the second quarter of 2004. Including the cash paid to acquire the rights, liabilities assumed and transactions costs, the total value of the acquired product rights for accounting purposes is $127.7 million. We are amortizing this amount over the ten-year estimated useful life of the Soriatane asset. As of December 31, 2004, the balance of the returns, rebates, and chargebacks reserve assumed at acquisition was $2.1 million.
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

Note 5.	Yamanouchi License Agreement
      In 2002, we entered into an agreement with Yamanouchi Europe B.V. to license Velac (a first in class combination of 1% clindamycin, and 0.025% tretinoin). We have licensed exclusive rights to develop and commercialize the product in the U.S. and Canada, and have licensed non-exclusive rights in Mexico. Under the terms of the agreement, we paid Yamanouchi an initial $2.0 million licensing fee and an additional $2.0 million when we reached a milestone by initiating a Phase III trial for Velac, both paid and recorded in 2002.
      In August 2004, we reached a third milestone when we submitted a New Drug Application (NDA) for Velac with the Food and Drug Administration (FDA) and received notification that the FDA had accepted the NDA for filing. We recorded a $3.5 million milestone payment due to the licensor upon the filing of the NDA. All payments were recorded as in-process research and development and milestone expense as the product has not yet been approved and has no alternative future use.

Note 6.	Royalty-Bearing Agreements
Pfizer License Agreement
      In December 2001, we entered into an agreement granting Pharmacia Corporation (now Pfizer) exclusive global rights, excluding Japan, to our proprietary foam drug-delivery technology for use with Pfizer’s Rogaine® hair loss treatment. Under the agreement, Pfizer paid us an initial licensing fee, and agreed to pay us additional amounts when it achieves specified milestones, plus a royalty on product sales. We recognized $1.0 million under the agreement related to license fees, milestone payments and contract revenue through December 31, 2002. Our obligation to incur development expenses in connection with the agreement ended in 2002. We provided additional development support to Pfizer at their request in 2004 and 2003 and we recognized $11,000 and $86,000, respectively, in related fees.
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
      For the years ended December 31, 2004, 2003 and 2002, we recorded royalty revenues of $244,000, $267,000, and $305,000, respectively, for our foam-based technology. We have also entered into development agreements with other companies to develop the foam for specific indications.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Licenses for Liquipatch Technology
      In June 2001, we entered into a global licensing agreement with Novartis Consumer Health SA for the Liquipatch drug-delivery system for use in topical antifungal applications. The agreement gives Novartis the exclusive, worldwide rights to use the Liquipatch technology in the topical antifungal field. In March 2002, Novartis paid us $580,000 to exercise its then-existing option to expand the license agreement. Novartis will be responsible for all development costs, and will be obligated to pay license fees, milestone payments and royalties on future product sales. In 2004, we received a milestone payment from Novartis of $81,000.
S.C. Johnson License Agreement
      We have licensed to S.C. Johnson & Son, Inc. the rights to a super-concentrated aerosol spray that is marketed in the U.S. and internationally. In 2002 and 2003, we received $2.4 million and $7.0 million, respectively, in royalties in connection with this agreement, which included a one-time royalty payment of $2.9 million in 2003. On January 5, 2004, we reached an agreement with S.C. Johnson to terminate the license agreement. We received an additional $1.2 million under the agreement in 2004, after which S.C. Johnson had a fully paid-up, royalty-free license to the technology.
InterMune
      We have an agreement with InterMune, Inc. pursuant to which we receive royalties for sales of Actimmune. In addition, we have retained the product rights to Actimmune for certain potential dermatological applications. For the years ended December 31, 2004, 2003 and 2002, we received $330,000, $358,000 and $172,000, respectively, for our foam-based technology. We recorded gains on the sale of InterMune stock totaling $2.1 million in 2002. We did not sell any InterMune stock in 2004 or 2003. As of December 31, 2004, we owned 50,000 shares of common stock of InterMune.
Relaxin Agreement
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

Note 7.	UCB Pharma Agreement
      In March 2004, we entered into an agreement with UCB Pharma, or UCB, a subsidiary of UCB Group, pursuant to which we authorized UCB to promote OLUX and Luxíq to a segment of U.S. primary care physicians, or(PCP’s. In July 2004, UCB acquired Celltech plc, and in connection with the other post-acquisition changes, UCB notified us that it intended to discontinue the co-promotion agreement effective March 31, 2005. UCB will continue to promote OLUX and Luxíq until then. Through the end of the promotion period, UCB’s focus will be on the approximately 10% of PCP’s who are active prescribers of dermatology products, including OLUX and Luxíq. The purpose of the co-promotion agreement is ensure appropriate use of OLUX and Luxíq with the current PCP users and to build value for the OLUX and Luxíq brands.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We record 100% of the revenue from sales generated by promotional efforts of UCB and pay UCB a portion of revenue as a promotion expense, which is included in selling, general and administrative expense. UCB bears the marketing costs for promoting the products (including product samples, marketing materials, etc.). We will not have any financial obligation to UCB on prescriptions generated by PCP’s after March 31, 2005.

Note 8.	Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31,

	2004	2003

Laboratory and manufacturing equipment	$5,952	$5,073
Leasehold improvements	7,705	2,982
Computer equipment	2,324	2,250
Furniture, fixtures and office equipment	1,333	1,284
Land, building and building improvements	785	736

Total	18,099	12,325
Less accumulated depreciation and amortization	(6,269)	(6,697)

Property and equipment, net	$11,830	$5,628

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $1.4 million, $1.4 million, and $1.3 million, respectively.

Note 9.	Goodwill and Other Intangible Assets
      There was no change in the carrying amount of goodwill for the years ended December 31, 2004 and 2003. The components of our other intangible assets at December 31 are as follows (in thousands):

		December 31, 2004			December 31,2003

	Useful Life	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	in Years	Amount	Amortization	Net	Amount	Amortization	Net

Acquired product rights	10	$127,652	$(10,638)	$117,014	$—	$—	$—
Existing technology	10	6,810	(2,525)	4,285	6,810	(1,844)	4,966
Patents	10-13	1,661	(572)	1,089	1,590	(350)	1,240

Total		$136,123	$(13,735)	$122,388	$8,400	$(2,194)	$6,206

      Amortization expense for our other intangible assets was $11.5 million, $819,000 and $810,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
The expected future amortization expense of our other intangible assets is as follows (in thousands):

For the year ending December 31, 2005	$13,598
For the year ending December 31, 2006	13,598
For the year ending December 31, 2007	13,598
For the year ending December 31, 2008	13,598
For the year ending December 31, 2009	13,598
Thereafter	54,398

Total	$122,388

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10.	Convertible Senior Notes
      On May 28, 2003, we issued $90 million of 2.25% convertible senior notes due May 30, 2008 in a private placement exempt from registration under the Securities Act of 1933. The notes are senior, unsecured obligations and rank equal in right of payment with any of our existing and future unsecured and unsubordinated debt. The notes are convertible into our shares of common stock at any time at the option of the note holder at a conversion rate of 46.705 shares of common stock per $1,000 principal amount of notes, subject to adjustment in certain circumstances, which is equivalent to a conversion price of approximately $21.41 per share of common stock. This conversion price is higher than the price of our common stock on the date the notes were issued. The notes bear interest at a rate of 2.25% per annum, which is payable semi-annually in arrears on May 30 and November 30 of each year, beginning November 30, 2003. As of December 31, 2004, the fair value of these notes was approximately $113.3 million.
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
      Offering expenses of $3.7 million related to the issuance of these notes have been included in other assets and are amortized on a straight-line basis to interest expense over the contractual term of the notes. Amortization expense for the years ended December 31, 2004 and 2003 was $737,000 and $430,000, respectively.

Note 11.	Stockholders’ Equity
Equity Issuance
      On February 13, 2004, we completed a private placement of 3.0 million shares of our common stock to accredited institutional investors at a price of $20.25 per share, for net proceeds of approximately $56.9 million.
Warrants
      In July 1999, we issued a warrant to a third party to purchase 15,000 shares of common stock as partial compensation for financial advice pertaining to investor and media relations. The warrant had an exercise price of $6.063 and was exercised in the year ended December 31, 2004.
      In connection with an equity line arrangement, we issued warrants in December 1999 for 25,000 shares at a purchase price of $6.875, and in December 2000 for 25,427 shares at a purchase price of $5.3625, both of which were exercised in the year ended December 31, 2004.
      We have a commitment to a third party to issue a warrant to purchase 30,000 shares of our common stock when and if relaxin is approved for a commercial indication. As of December 31, 2004, the warrant had not been issued. Although we sold the relaxin program to BAS Medical in 2003, the warrant obligation was not transferred. We have not reserved any shares for issuance of common stock pursuant to this commitment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1995 Director Stock Option Plan
      The Board adopted the 1995 Director Stock Option Plan, or the Directors’ Plan, in December 1995, and amended the Plan in 1999, 2001 and 2003. We have reserved a total of 850,000 shares of common stock for issuance under the Directors’ Plan. The Directors’ Plan provides for the grant of non-statutory stock options to non-employee directors of Connetics.
      The Directors’ Plan provides that each person who first becomes a non-employee director is granted a non-statutory stock option to purchase 30,000 shares of common stock (the First Option) on the date on which he or she first becomes a non-employee director. Thereafter, on the date of each annual meeting of our stockholders, each non-employee director is granted an additional option to purchase 15,000 shares of common stock (a Subsequent Option) if he or she has served on the Board for at least six months as of the annual meeting date.
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
Employee Stock Plans
      We have six plans pursuant to which we have granted stock options to employees, directors, and consultants. In general, all of the plans authorize the grant of stock options vesting at a rate to be set by the Board or the Compensation Committee. Generally, stock options under all of our employee stock plans become exercisable at a rate of 25% per year for a period of four (4) years from date of grant. The plans require that the options be exercisable at a rate no less than 20% per year. The exercise price of stock options under the employee stock plans generally meets the following criteria: exercise price of incentive stock options must be at least 100% of the fair market value on the grant date, exercise price of non-statutory stock options must be at least 85% of the fair market value on the grant date, and exercise price of options granted to 10% (or greater) stockholders must be at least 110% of the fair market value on the grant date. The 2000 Non-Officer Plan, the 2002 Employee Stock Plan and the International Plan do not permit the grant of incentive stock options. Stock options under all of our employee stock plans have a term of ten years from date of grant. Below is a general description of the plans from which we are still granting stock options.
      2000 Stock Plan. Our 2000 Stock Plan (the 2000 Plan) was approved by the Board and our stockholders in 1999. The 2000 Plan became available on January  1, 2000, and was initially funded with 808,512 shares. On the first day of each new calendar year during the term of the 2000 Plan, the number of shares available will be increased (with no further action needed by the Board or the stockholders) by a number of shares equal to the lesser of three percent (3%) of the number of shares of common stock outstanding on the last preceding business day, or an amount determined by the Board. In 2004, the increase in authorized shares was 958,501.
      Non-Officer Stock Option Plans. The 2000 Non-Officer Stock Plan was funded with 500,000 shares. No additional shares will be added to this plan, although shares may be granted if they become available through cancellation. The 2002 Employee Stock Plan was initially funded with 500,000 shares. In 2003, the 2002 Employee Stock Plan was amended to increase the shares available for issuance by 750,000 shares, for a total of 1,250,000 shares, and to permit the issuance of options under the plan to officers of Connetics who are not executive officers within the meaning of Section 16 of the Securities Exchange Act of 1934. Our stockholders approved those amendments in 2003. The options granted under both plans are nonstatutory stock options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

		Outstanding Options

	Shares Available	Number of	Weighted Average
	for Grant	Shares	Exercise Price

Balance, December 31, 2001	981,846	4,221,556	$6.10

Additional shares authorized	909,312	—	—
Options granted	(1,400,378)	1,400,378	11.71
Options exercised	—	(469,246)	5.20
Options canceled	248,411	(268,722)	7.60

Balance, December 31, 2002	739,191	4,883,966	7.72

Additional shares authorized	1,937,016	—	—
Options granted	(1,759,888)	1,759,888	14.20
Options exercised	—	(554,274)	5.69
Options canceled	102,260	(103,323)	9.97

Balance, December 31, 2003	1,018,579	5,986,257	9.77

Additional shares authorized	958,501	—	—
Options granted	(1,777,968)	1,777,968	19.98
Options exercised	—	(753,346)	6.83
Options canceled	172,970	(172,970)	14.01

Balance, December 31, 2004	372,082	6,837,909	$12.64

The following table summarizes information concerning outstanding and exercisable options at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted Average
	Number of	Remaining Life	Weighted Average	Number of	Weighted Average
Range of Exercise Prices	Shares	(in years)	Exercise Price	Shares	Exercise Price

$ 0.44 - $ 5.84	880,350	5.4	$4.40	866,412	$4.40
$ 5.85 - $11.67	1,693,297	5.0	$8.29	1,543,329	$8.21
$11.68 - $17.51	2,312,224	7.7	$12.94	1,236,021	$12.66
$17.52 - $23.34	1,691,788	9.0	$18.71	153,636	$18.38
$23.35 - $29.18	260,250	9.8	$26.74	—	—

$ 0.44 - $29.18	6,837,909	7.1	$12.64	3,799,398	$9.20

      1995 Employee Stock Purchase Plan. The Board adopted the 1995 Employee Stock Purchase Plan (the Purchase Plan) in December 1995, and amended the Purchase Plan in February and November 2000 and December 2002. We have reserved 1,593,683 shares of common stock for issuance under the Purchase Plan. The Purchase Plan has an evergreen feature pursuant to which, on November 30 of each year, the number of shares available is increased automatically by a number of shares equal to the lesser of one half of one percent (0.5%) of the number of shares of common stock outstanding on that date, or an amount

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
determined by the Board of Directors. The Compensation Committee of the Board administers the Purchase Plan. Employees (including officers and employee directors) of Connetics are eligible to participate if they are employed for at least 20 hours per week and more than five months per year. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price equal to the lower of 85% of the fair market value of our common stock at the beginning or end of the offering period. We issued 131,742 shares under the Purchase Plan in 2004.
Common Shares Reserved for Future Issuance
      We have reserved shares of common stock for issuance as follows:

	December 31,

	2004	2003

1994 Stock Plan	721,042	980,617
1995 Employee Stock Purchase Plan	423,251	216,320
1995 Directors Stock Option Plan	757,800	815,000
1998 Supplemental Stock Plan	39,883	52,383
2000 Stock Plan	3,994,623	3,285,396
2000 Non-Officer Stock Plan	293,856	367,612
International Stock Incentive Plan	229,010	246,155
2002 Employee Stock Plan	1,144,281	1,228,177
Non-plan stock options	29,496	29,496
Common stock warrants	—	59,177
Convertible senior notes	4,203,450	4,203,450

Total	11,836,692	11,483,783

Stockholder Rights Plan
      We adopted a stockholder rights plan (the Rights Plan) in May 1997, as amended and restated in November 2001. The Rights Plan entitles existing stockholders to purchase from Connetics one preferred share purchase right, or Right, for each share of common stock they own. If the Rights become exercisable, each Right entitles the holder to buy one one-thousandth of a share of Series B Participating Preferred stock for $80.00. The Rights attach to and trade only together with our common stock and do not have voting rights. Rights Certificates will be issued and the Rights will become exercisable on the “Distribution Date,” which is defined as the earlier of the tenth business day (or such later date as may be determined by our Board of Directors) after a person or group of affiliated or associated persons (“Acquiring Person”) (a) has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the common shares then outstanding or (b) announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of our then outstanding common shares. Unless the Rights are earlier redeemed, if an Acquiring Person obtains 15% or more of our then outstanding common shares, then any Rights held by the Acquiring Person are void, and each other holder of a Right which has not been exercised will have the right to receive, upon exercise, common shares having a value equal to two times the purchase price. The Rights are redeemable for $0.001 per Right at the direction of our Board. The purchase price payable, the number of Rights, and the number of Series B Participating Preferred Stock or common shares or other securities or property issuable upon exercise of the Rights are subject to adjustment from time to time in connection with the dilutive issuances by Connetics as set forth in the Rights Plan. At December 31, 2004, a total of 90,000 shares were designated as Series B Participating Preferred Stock and no shares were issued and outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.	Income Taxes
The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,

	2004	2003	2002

Current
Foreign	$150	$1,017	$467
Federal	1,171	330	(211)
State	426	—	(75)

Total Current	1,747	1,347	181

Deferred
Foreign	(254)	(180)	—
Federal	—	—	—
State	—	—	—

Total Deferred	(254)	(180)	—

Total	$1,493	$1,167	$181

The provision for income taxes differs from the federal statutory rate as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Provision (benefit) at U.S. federal statutory rate	$7,108	$(960)	$(5,600)
Unbenefited losses (utilization of net operating losses)	(14,066)	450	4,900
Timing differences not currently benefited	6,814	—	—
State taxes, net of federal benefit	281	—	(75)
Non-deductible stock based compensation	6	10	100
Non-deductible amortization	274	270	300
Alternative minimum tax	827	—	(542)
Foreign taxes	(104)	837	467
US withholding tax	334	330	331
Other	19	230	300

Total	$1,493	$1,167	$181

      Pretax income from foreign operations was approximately $600,000, $4.0 million, and $2.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amounts used for income tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Significant components of our deferred tax assets for federal, state and foreign income taxes as of December 31 are approximately as follows (in thousands):

	December 31,

	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$24,200	$38,200
Research and other tax credits	6,400	5,200
Capitalized research expenses	4,000	5,200
Capitalized license and acquired technology	4,700	2,100
Accruals and reserves	8,800	2,600
Foreign currency translation	700	485
Other	800	1,100

Total deferred tax assets	49,600	54,885
Valuation allowance	(46,800)	(53,600)

Net deferred tax assets	2,800	1,285

Deferred tax liabilities:
Prepaid expenses	(400)	(200)
Soriatane property acquisition	(1,100)	—
Unrealized gain on marketable securities	(100)	(300)

Net deferred tax liabilities	(1,600)	(500)

Total net deferred tax assets	$1,200	$785

      The net U.S. deferred tax assets have been fully offset by a valuation allowance. The valuation allowance decreased by $6.8 million during the year ended December 31, 2004, decreased by $0.8 million during the year ended December 31, 2003 and increased by $13.6 million during the year ended December 31, 2002. Due to a history of earnings in Australia, the foreign deferred tax assets of $1.2 million have not been offset with a valuation allowance.
      As of December 31, 2004, we had federal net operating loss carryforwards of approximately $71.3 million. We also had federal and California research and other tax credit carryforwards of approximately $6.4 million. The federal net operating loss and credit carryforwards will expire in the years 2008 through 2024 if not utilized. State tax credit carryforwards may be carried forward indefinitely.
      The annual utilization of the federal and state net operating loss and tax credit carryforwards is limited for tax purposes under the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before we are able to utilize them.
      Tax benefits associated with employee stock options provide a deferred benefit of approximately $7.4 million, which has been offset by the valuation allowance. The deferred tax benefit associated with the employee stock options will be credited to additional paid-in capital when realized.

Note 13.	Commitments
      We lease two facilities under non-cancelable operating leases, the last of which expires in April 2005. One of the operating leases required an irrevocable standby letter of credit that was secured by a certificate of deposit with our bank. The amount of the letter of credit included an automatic annual reduction feature and expired on January 1, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In June 2004, we signed a series of non-cancelable facility lease agreements with Incyte Corporation and The Board of Trustees of the Leland Stanford Junior University, or Stanford, in Palo Alto, California. The leases collectively expire in ten years and the lease with Stanford includes two three-year optional renewal periods. We moved into the new facility in February 2005. In accordance with the new facility lease agreement, we entered into a $2.0 million letter of credit arrangement, which is secured by certificates of deposit. The certificates of deposit are classified as restricted cash, non-current, at December 31, 2004.
      We also lease automobiles under two operating leases in which we guarantee certain residual values for the vehicles. In accordance with the automobile lease agreements, in 2004 we entered into two letters of credit arrangements, which are secured by certificates of deposit, totaling $300,000. The certificates of deposit are classified as restricted cash, non-current, at December 31, 2004. We also lease office equipment under various operating leases that expire in 2009.
      In March 2002 we entered into a manufacturing and supply agreement with DPT that requires minimum purchase commitments, beginning in August 2003 and continuing for 10 years. Additionally in 2002 we entered into a license agreement that requires minimum royalty payments beginning in 2005 and continuing for 15 years, unless the agreement is terminated earlier at the discretion of either party. In 2003, we entered into a five-year service agreement for prescription information that requires minimum fees.
      The future minimum rental payments under non-cancelable operating leases and contractual commitments as of December 31, 2004 are as follows (in thousands):

	Operating	Contractual
Years Ending December 31:	Leases	Commitments	Total

2005	$4,965	$1,875	$6,840
2006	2,788	2,172	4,960
2007	2,476	2,172	4,648
2008	1,402	850	2,252
2009	1,383	850	2,233
Thereafter	8,175	2,225	10,400

	$21,189	$10,144	$31,333

      We recognize facilities rent expense on a straight-line basis over the term of each lease. Facilities rent expense under operating leases was approximately $1.7 million (net of sublease income of $376,000), $1.4 million (net of sublease income of $490,000) and $1.5 million (net of sublease income of $742,000) for the years ended December 31, 2004, 2003 and 2002, respectively. The operating lease obligations set forth above for 2005 are shown net of $94,000 to be received as a result of a subleasing arrangement with a third party that expires on March 31, 2005.
      Pursuant to our manufacturing and supply agreements with our three suppliers, AccraPac, DPT and Roche, we may incur significant penalties related to cancellation of purchase orders, including paying an amount equal to the entire cancelled purchase order. We had approximately $9.6 million in outstanding open purchase orders to our suppliers at December 31, 2004 that are not included in the table above.

Note 14.	Guarantees and Indemnifications
      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others” (FIN No. 45). FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We enter into indemnification provisions under our agreements with other companies in the ordinary course of our business, typically with business partners, contractors, clinical sites, insurers, and customers. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the maximum potential amount of future payments Connetics could be required to make under these indemnification provisions is unlimited. The estimated fair value of the indemnity obligations of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2004. We have not incurred any costs to defend lawsuits or settle claims related to these indemnification arrangements.

Note 15.	Retirement Savings Plan
      We have a retirement savings plan, commonly known as a 401(k) plan that allows all full-time employees to contribute from 1% to 60% of their pretax salary, subject to IRS limits. Before 2003, the company match of employee contributions was discretionary, and the Board authorized the match based on a “pool” calculated using a formula tied to Connetics’ annual product sales and the employee’s actual contribution. Beginning in 2003, we match all employees’ contributions in an amount equal to 25% of each participant’s deferral contributions made during the year. Before 2003 the company contribution vested in relation to each employee’s tenure with Connetics (40% after the second year and 100% vested after five years with Connetics). In 2003 we changed the vesting schedule for company contributions to 100% vesting at the time the contributions are made. Our contributions to the 401(k) plan were $387,000, $308,000 and $238,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 16.	Related Party Transactions
      In February 2000, the Board authorized a loan to our Chief Executive Officer in the amount of $250,000, at an interest rate equal to 6.2%. The loan is to be forgiven at a rate of $50,000 per year plus accrued interest, on each anniversary of the loan on which our Chief Executive Officer is still employed by Connetics. As of December 31, 2004 and 2003, the outstanding balance of this loan, including accrued interest, was $53,000 and $105,000, respectively.

Note 17.	Quarterly Financial Data (unaudited)
The following tables summarize the quarterly results of operations for the years ended December 31, 2004 and 2003 (in thousands, except per share amounts):

	2004 Quarters

	First(1)	Second(2)	Third(3)	Fourth

Total revenues	$24,982	$38,253	$37,344	$43,776
Cost of product revenues	1,568	3,578	3,067	4,443
Operating expenses	21,006	25,963	30,065	32,682
Operating income	2,408	8,712	4,212	6,651
Net income	1,873	7,457	3,695	5,990
Basic net income per share	0.06	0.21	0.10	0.17
Diluted net income per share	0.05	0.19	0.10	0.16
Shares used to calculate basic net income per share	33,587	35,242	35,510	35,695
Shares used to calculate fully diluted net income per share	35,887	41,627	38,064	38,172

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	In the first quarter of 2004, we received a one-time royalty payment in the amount of $1.2 million in connection with the S.C. Johnson license agreement, which we also reached agreement to terminate in the first quarter.

(2)	In early March of 2004, we acquired exclusive U.S. rights to Soriatane. Sales of Soriatane accounted for most of the increase in sales over the first quarter. Operating expenses increased in the second quarter compared to the first, primarily related to the Soriatane acquisition and in support of the increased Soriatane sales, including a $2.1 million increase in amortization of intangible assets resulting from the acquisition and $2.4 million for selling, general, and administrative expenses.

(3)	In the third quarter of 2004, operating expenses included a $3.5 million milestone payment due under our license agreement for Velac upon our filing an NDA with the FDA.

	2003 Quarters

	First	Second(1)	Third(2)(3)	Fourth

Total revenues	$15,311	$19,970	$19,712	$20,338
Cost of product revenues	1,072	1,185	1,388	1,484
Operating expenses	19,721	19,411	16,374	17,203
Operating income (loss)	(5,482)	(626)	1,950	1,651
Net income (loss)	(5,381)	(1,856)	1,616	1,521
Basic net income (loss) per share	(0.17)	(0.06)	0.05	0.05
Diluted net income (loss) per share	(0.17)	(0.06)	0.05	0.05
Shares used to calculate basic net income (loss) per share	31,286	31,519	31,648	31,781
Shares used to calculate fully diluted net income (loss) per share	31,286	31,519	33,607	33,759

(1)	In the second quarter of 2003, we received a one-time royalty payment from S.C. Johnson in the amount of $2.9 million in connection with the S.C. Johnson license agreement.

(2)	In the third quarter of 2003, we recognized $761,000 of relaxin related revenue associated with the execution of the agreement with BAS Medical in July 2003. Of the relaxin related revenue $661,000 represented previously deferred revenue associated with relaxin license agreements with other parties that was fully recognized upon the execution of the BAS Medical agreement.

(3)	Operating expenses decreased in the third quarter of 2003 when compared to the second quarter of 2003 mainly due to decreased clinical trial activity of $712,000, decreased manufacturing expenses of $977,000 primarily related to a one-time reversal of a previously recorded liability of $576,000 for clinical trial materials, as well as the timing of various process and product development activities, a $416,000 decrease in QA/ QC expenses due to the timing of stability and release testing, and a $605,000 decrease in product samples and sales promotion expenses related to the timing of the programs.

Connetics Corporation
Index to Exhibits
[Item 15(b)]

Exhibit
Number		Description

2	.1*	Purchase and Sale Agreement dated February 2, 2004 between Connetics and Hoffmann — La Roche Inc. (previously filed as Exhibit 10.41 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)
3	.1*	Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)

3	.2*	Certificate of Amendment of the Company’s Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on May 15, 1997 (previously filed as Exhibit 3.7 to the Company’s Current Report on Form 8-K dated and filed May 23, 1997)

3	.3*	Certificate of Designation of Rights, Preferences and Privileges of Series B Participating Preferred Stock, as filed with the Delaware Secretary of State on May 15, 1997 (previously filed as Exhibit A to Exhibit 1 to the Company’s Form 8-A filed on May 23, 1997).

3	.4*	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s Form 8-A/A filed November 28, 2001)

3	.5*	Certificate of Elimination of Rights, Preferences and Privileges of Connetics Corporation, as filed with the Delaware Secretary of State on December 11, 2001 (previously filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001)

4	.1*	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

4	.2*	Amended and Restated Preferred Stock Rights Agreement, dated as of November 21, 2001, between the Company and EquiServe Trust Company, N.A., including the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A and B, respectively (previously filed as Exhibit 4.1 to the Company’s Form 8-A/A filed November 28, 2001)

4	.3*	Indenture, dated as of May 28, 2003, between Connetics and J.P. Morgan Trust Company, National Association, including therein the forms of the notes (previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
Management and Consulting Agreements

10	.1*(M)	Form of Indemnification Agreement with the Company’s directors and officers (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)

10	.2*(M)	Employment Agreement dated June 9, 1994 between Connetics and Thomas Wiggans (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)

10	.3*(M)	Letter Agreement with G. Kirk Raab dated October 1, 1995 (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)

10	.4*(M)	Form of Notice of Stock Option Grant to G. Kirk Raab dated January 28, 1997 (previously filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001)

10	.5*(M)	Form of Notice of Stock Option Grant to G. Kirk Raab dated July 30, 1997 (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001)

10	.6*(M)	Restricted Common Stock Purchase Agreement dated November 5, 1998 between the Company and G. Kirk Raab (previously filed as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

10	.7*(M)	Restricted Common Stock Purchase Agreement dated March 9, 1999 between the Company and G. Kirk Raab (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

Exhibit
Number		Description

10	.8*(M)	Restricted Common Stock Purchase Agreement dated March 9, 1999 between the Company and Thomas G. Wiggans (previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

10	.9*(M)	Consulting Agreement effective April 1, 2000 between the Company and Leon Panetta (previously filed as Exhibit 10.77 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)

10	.10*(M)	Form of Change in Control Agreement between the Company and key employees of the Company (previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001)

10	.11*(M)	Consulting Agreement dated January 1, 2002, as amended effective January 1, 2003, between Connetics and Eugene Bauer, M.D. (previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10	.12(M)	Consulting Agreement dated January 1, 2002, as amended effective December 31, 2003, between Connetics and Eugene Bauer, M.D.

10	.13(M)	Consulting Agreement dated January 1, 2002, as amended effective December 31, 2004, between Connetics and Eugene Bauer, M.D.
Stock Plans and Equity Agreements

10	.14(M)*	1994 Stock Plan (as amended through May 1999) and form of Option Agreement (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement No. 333-85155)

10	.15(M)*	1995 Employee Stock Purchase Plan (as amended through December 2002), and form of Subscription Agreement (previously filed as Exhibit 99.1 to the Company’s Form S-8 Registration Statement No. 333-102619)

10	.16*(M)	1995 Directors’ Stock Option Plan (as amended through May 2003), and form of Option Agreement (previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K dated February 9, 2004 and filed with the Commission on March 8, 2004)

10	.17*	Structured Equity Line Flexible Financing Agreement dated January 2, 1997 between Connetics and Kepler Capital LLC (previously filed as Exhibit 10.1 to the Company’s Form S-3 Registration Statement No. 333-45002 as filed on November 7, 2000)

10	.18*	Registration Rights Agreement dated January 2, 1997 between Connetics and Kepler Capital LLC (previously filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996)

10	.19*(M)	1998 Supplemental Stock Plan (previously filed as Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

10	.20*(M)	Stock Plan (2000) and form of Option Agreement (previously filed as Exhibit 4.4 to the Company’s Form S-8 Registration Statement No. 333-85155)

10	.21*	International Stock Incentive Plan (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement No. 333-61558)

10	.22*	2000 Non-Officer Employee Stock Plan (previously filed as Exhibit 4.3 to the Company’s Form S-8 Registration Statement No. 333-46562)

10	.23*	2002 Non-Officer Employee Stock Plan (as amended through May 2003) (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 9, 2004 and filed with the Commission on March 8, 2004)

10	.24*	1995 Employee Stock Purchase Plan (as amended and restated through May 7, 2004) and form of Subscription Agreement (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
License Agreements

10	.25*†	Soltec License Agreement dated June 14, 1996 (previously filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

10	.26*†	License Agreement dated January 1, 1998 between Connetics and Soltec Research Pty Limited (previously filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997)

Exhibit
Number		Description

10	.27*†	License Agreement (Ketoconazole) dated July 14, 1999 between the Company and Soltec Research Pty Ltd. (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10	.28*(C)	License Agreement with Pierre Fabre Dermatologie and Connetics Corporation, dated September 29, 2004 (previously filed as Exhibit 10.1 to our Current Report on Form 8-K dated September 29, 2004 and filed with the Commission on October 4, 2004)

Real Property

10	.29*	Lease between Connetics and Renault & Handley Employee’s Investment Co., dated June 28, 1999 (previously filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001)

10	.30*	Industrial Building Lease dated December 16, 1999, between Connetics and West Bayshore Associates (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10	.31*	Assignment and Assumption of Lease between Connetics and Respond.com, dated August 21, 2001 (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10	.32*	Agreement dated August 21, 2001, between Connetics and Respond.com (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10	.33*	Sublease agreement between Connetics (sublessor) and Tolerian, Inc., dated June 20, 2002 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report for the quarter ended June 30, 2002)

10	.34*	Sublease Agreement between the Board of Trustees of the Leland Stanford Junior University and Incyte Pharmaceuticals, Inc., dated May 6, 2004 (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10	.35*	Sublease Consent between The Board of Trustees of the Leland Stanford Junior University and Incyte Corporation and Connetics Corporation, dated May 6, 2004 (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10	.36*	Agreement Regarding Sublease and Lease between The Board of Trustees of the Leland Stanford Junior University and Connetics Corporation, dated May 6, 2004 (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

10	.37*	First Amendment to Lease between The Board of Trustees of the Leland Stanford Junior University and Incyte Corporation, dated May 6, 2004 (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
Other Agreements

10	.38*	Registration Rights Agreement, dated as of May 28, 2003, between Connetics and Goldman, Sachs & Co., C.E. Unterberg, Towbin (a California Limited Partnership), CIBC World Markets Corp., Thomas Weisel Partners LLC and U.S. Bancorp Piper Jaffray Inc., as representatives (previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

10	.39*†	Agreement dated December 9, 1999 between the Company and Soltec Research Pty Ltd. (previously filed as Exhibit 10.75 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)

10	.40*†	Share Sale Agreement dated March 21, 2001 among the Company, F. H. Faulding & Co. Ltd., Faulding Healthcare, and Connetics Australia Pty Ltd. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 20, 2001 and filed with the Commission on April 2, 2001)

10	.41*†	Asset Purchase Agreement dated as of April 9, 2001, by and between Connetics and Prometheus Laboratories, Inc. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 30, 2001 and filed with the Commission on May 11, 2001)

Exhibit
Number		Description

10	.42*†	Facilities Contribution Agreement between Connetics and DPT Laboratories, Ltd., with retroactive effect to November 1, 2001 (previously filed as Exhibit 10.55 to the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2001)

10	.43*†	Manufacturing and Supply Agreement between Connetics and DPT Laboratories, Ltd., dated March 12, 2002 (previously filed as Exhibit 10.56 to the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2001)

10	.44*†	License and Development Agreement between Connetics and Pharmacia & Upjohn Company, dated December 21, 2001 (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A-2 dated December 21, 2001, filed with the SEC on July 12, 2002)

10	.45*†	License and Development Agreement between Connetics and Yamanouchi Europe B.V., dated May 13, 2002 (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10	.46*	Distribution Agreement between Connetics and CORD Logistics, Inc., dated January 1, 2001, as amended September 1, 2001, September 3, 2003, and September 24, 2003 (previously filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2002)

10	.47*†	Amended and Restated Manufacturing and Supply Agreement dated April 24, 2003 between Connetics and AccraPac Group, Inc. (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarter ended March 31, 2003)

10	.48*	Credit and Guaranty Agreement dated as of February 6, 2004 between Connetics and Goldman Sachs Credit Partners L.P. (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 6, 2004, filed with the Commission on February 9, 2004)

10.49		Purchase and Sale Agreement dated February 2, 2004 between Connetics and Hoffmann-La Roche Inc. (see Exhibit 2.1)

10	.50*	Stock Purchase Agreement dated as of February 11, 2004 by and among Connetics and the Purchasers listed on Appendix A to the Stock Purchase Agreement (previously filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-113894) filed on March 24, 2004)

10	.51*(C)	Amendment to Facilities Contribution Agreement between DPT Laboratories, Ltd. and Connetics Corporation, dated August 18, 2004 (previously filed at Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10	.52*(C)	Amended and Restated Manufacturing and Supply Agreement between DPT Laboratories, Ltd. and Connetics Corporation, dated August 18, 2004 (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10	.53(C)	Distribution Services Agreement between Cardinal Health, Inc. and Connetics Corporation dated December 1, 2004.

10	.54(C)	Core Distribution Agreement between McKesson Corporation and Connetics Corporation dated December 23, 2004.

10	.55(M)	Summary Compensation Information for Named Executive Officers and Directors

99	.1*	Industrial Building Lease Between West Bayshore Associates and Connetics Corporation, dated September 2004 (previously filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

21	*	Subsidiaries of the Company (previously filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

23.1		Consent of Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350††

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350††
Key to Exhibit Index Footnotes:
The Commission file number for our Exchange Act filings referenced above is 0-27406.

*	Incorporated by this reference to the previous filing, as indicated.

(M)	This item is a management compensatory plan or arrangement required to be listed as an exhibit to this Report pursuant to Item 601(b)(10)(iii) of Regulation S-K.

(C)	We have omitted certain portions of this Exhibit and have requested confidential treatment of such portions from the SEC.

†	We have requested and the SEC has granted confidential treatment for certain portions of this Exhibit.

††	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Connetics Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.
Index to Exhibits