Form 10-Q
period 2005-03-31
CONNETICS CORP
filed 2005-05-10
CIK 1004960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

Commission file number: 0-27406

CONNETICS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3173928
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

3160 Porter Drive
Palo Alto, California	94304
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 843-2800

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     As of April 29, 2005, 34,790,675 shares of the Registrant’s common stock at $0.001 par value, were outstanding.

CONNETICS CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONNETICS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$181,480	$18,261
Marketable securities	52,225	54,122
Restricted cash – current	1,000	1,000
Accounts receivable, net of allowances	10,558	10,642
Inventory	7,567	5,020
Prepaid expenses	6,088	7,561
Other current assets	2,634	1,963

Total current assets	261,552	98,569
Property and equipment, net	12,813	11,830
Restricted cash – long term	3,109	2,963
Debt issuance costs, deposits and other assets	11,608	3,707
Goodwill, net	6,271	6,271
Other intangible assets, net	118,988	122,388

Total assets	$414,341	$245,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,985	$14,531
Assumed liabilities related to acquisition of product rights	2,402	2,710
Accrued payroll and related expenses	4,954	5,746
Accrued clinical trial costs	733	751
Other accrued liabilities	5,364	3,650

Total current liabilities	28,438	27,388
Convertible senior notes	290,000	90,000
Other non-current liabilities	446	420
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	36	36
Additional paid-in capital	204,462	237,666
Deferred stock compensation	(9)	(13)
Accumulated deficit	(110,131)	(111,173)
Accumulated other comprehensive income	1,099	1,404

Total stockholders’ equity	95,457	127,920

Total liabilities and stockholders’ equity	$414,341	$245,728

See accompanying notes to condensed consolidated financial statements.

CONNETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Product	$42,190	$23,566
Royalty and contract	181	1,416

Total revenues	42,371	24,982

Operating costs and expenses:
Cost of product revenues	3,766	1,568
Amortization of intangible assets	3,399	1,272
Research and development	5,898	4,441
Selling, general and administrative	27,809	15,293

Total operating costs and expenses	40,872	22,574

Income from operations	1,499	2,408
Interest income	477	348
Interest expense	(771)	(691)
Other income (expense), net	(59)	51

Income before income taxes	1,146	2,116
Income tax provision	105	243

Net income	$1,041	$1,873

Net income per share:
Basic	$0.03	$0.06

Diluted	$0.03	$0.05

Shares used to compute basic and diluted net income per share:
Basic	35,699	33,587

Diluted	38,014	35,887

See accompanying notes to condensed consolidated financial statements.

CONNETICS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$1,041	$1,873
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	346	377
Amortization of intangible assets	3,399	1,272
Amortization of convertible debt issuance costs	196	184
Allowance for discounts, rebates, returns and chargebacks	3,467	1,763
Stock compensation expense	4	5
Changes in assets and liabilities:
Accounts receivable	(3,389)	(9,291)
Other assets	(621)	(2,122)
Inventory	(2,521)	(1,426)
Accounts payable	460	1,391
Accrued and other current liabilities	(66)	748
Other non-current liabilities	26	—

Net cash provided by (used in) operating activities	2,342	(5,226)

Cash flows from investing activities:
Purchases of marketable securities	(15,980)	(1,712)
Sales and maturities of marketable securities	17,655	84,351
Purchases of property and equipment	(1,369)	(356)
Acquisition of product rights	—	(123,212)

Net cash provided by (used in) investing activities	306	(40,929)

Cash flows from financing activities:
Transfer (to) from restricted cash	(146)	304
Proceeds from issuance of convertible senior notes, net of issuance costs	194,000	—
Proceeds from issuance of common stock, net of issuance costs	—	57,007
Repurchase of common stock	(35,000)	—
Proceeds from exercise of stock options and employee stock purchase plan, net of repurchases of unvested shares	1,756	1,093

Net cash provided by financing activities	160,610	58,404

Effect of foreign currency exchange rate changes on cash and cash equivalents	(39)	(12)

Net change in cash and cash equivalents	163,219	12,237
Cash and cash equivalents at beginning of period	18,261	17,946

Cash and cash equivalents at end of period	$181,480	$30,183

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Policies

     We prepared the accompanying unaudited condensed consolidated financial statements of Connetics Corporation, or Connetics, in accordance with accounting principles generally accepted in the United States for interim financial information and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. We believe that we have included all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation.

     Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For a better understanding of Connetics and its financial statements, we recommend reading these unaudited condensed consolidated financial statements and notes in conjunction with the audited consolidated financial statements and notes to those financial statements for the year ended December 31, 2004, which are included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission, or SEC.

Principles of Consolidation

     The accompanying condensed consolidated financial statements include the accounts of Connetics and its subsidiaries, Connetics Holdings Pty Ltd., and Connetics Australia Pty Ltd. Connetics owns 100% of the outstanding stock of its subsidiaries. We eliminated all significant intercompany accounts and transactions in consolidation. We reclassified certain prior year amounts and balances to conform to the current year presentation. On the condensed consolidated balance sheets, raw material inventory balances that were previously included in prepaid expenses, other current assets, and other assets as of December 31, 2004 have been reclassified to inventory. On the condensed consolidated statements of operations, certain expense for the three months ended March 31, 2004 was reclassified from interest expense to selling, general and administrative expense to conform to amounts reported for the six month period ended June 30, 2004.

Use of Estimates

     To prepare financial statements in conformity with accounting principles generally accepted in the United States, management must make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Future events could cause our actual results to differ.

     We evaluate our estimates on an ongoing basis. In particular, we regularly evaluate estimates related to recoverability of accounts receivable and inventory, revenue reserves, assumed liabilities related to acquired product rights, and accrued liabilities for clinical trial activities and indirect promotional expenses. We base our estimates on historical experience and on various other specific assumptions that we believe are reasonable under the circumstances. Those estimates and assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

Revenue Recognition

     Product Revenues. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and we are reasonably assured of collecting the resulting receivable. We recognize product revenues net of revenue reserves, which consist of allowances for discounts, returns, rebates, and chargebacks. We accept from customers the return of pharmaceuticals that are within six months before their expiration date. We authorize returns for damaged products and exchanges for expired products in accordance with our return goods policy and procedures, and we establish reserves for such amounts at the time of sale. To date we have not experienced significant returns of damaged or expired product. We include product shipping and handling costs in the cost of product revenues. We also recognize revenue net of fees paid to wholesalers under distribution service agreements in exchange for certain product distribution, inventory, management, information, return goods processing, and administrative services. We record accounts receivable net of revenue reserves.

     During the first three months of 2005, we performed a detailed analysis of our chargeback allowance. As a result of the analysis of our actual chargeback history, we reduced our estimated chargeback allowance by $445,000, which resulted in an increase in revenue for the three months ended March 31, 2005 of the same amount.

     Royalty Revenues. We collect royalties from our third-party licensees based on their sales. We recognize royalties either in the quarter in which we receive the royalty payment from the licensee or in the quarter in which we can reasonably estimate the royalty, which is typically one quarter following the related sale by the licensee.

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

     If, at the time an agreement is executed, there remains significant risk due to the incomplete state of the product’s development, we recognize revenue from non-refundable upfront license fees ratably over the period in which we have continuing development obligations. We recognize revenue associated with substantial “at risk” performance milestones, as defined in the respective agreements, based upon the achievement of the milestones. When we receive advance payments that exceed amounts earned, we classify them as deferred revenue until they are earned.

Inventory

     Inventory consists of raw materials and finished goods primarily related to currently marketed products. In addition, inventory may include similar costs for product candidates awaiting regulatory approval, which are capitalized based on our management’s judgment of probable near term commercialization and alternative future uses. We state inventory at the lower of cost (determined on a first-in first-out method) or market. If inventory costs exceed expected market value due to obsolescence or lack of demand, reserves are recorded for the difference between the cost and the market value. These reserves are based on significant estimates.

Stock-Based Compensation

     We use the intrinsic-value method of accounting for stock-based awards granted to employees, as allowed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations. Accordingly, we do not recognize any compensation in our financial statements in connection with stock options granted to employees when those options have exercise prices equal to or greater than fair market value of our common stock on the date of grant. We also do not record any compensation expense in connection with our Employee Stock Purchase Plan as long as the purchase price is not less than 85% of the fair market value at the beginning or end of each offering period, whichever is lower.

     For options granted to non-employees, we have recorded compensation expense in accordance with Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” or SFAS 123, as amended, and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” By those criteria, we quantify compensation expense as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

     Although SFAS 123 allows us to continue to follow the APB 25 guidelines, we are required to disclose pro forma net income (loss) and basic and diluted income (loss) per share as if we had applied the fair value based method to all awards. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

	Three Months Ended
	March 31,
(in thousands except per share amounts):	2005	2004
Net income, as reported	$1,041	$1,873
Add: Stock –based compensation expense, net of related tax effects	4	5
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(5,321)	(2,855)

Pro forma net loss	$(4,276)	$(977)

Net income (loss) per share:
Basic income — as reported	$0.03	$0.06
Diluted income — as reported	$0.03	$0.05
Basic loss — pro forma	$(0.12)	$(0.03)
Diluted loss — pro forma	$(0.12)	$(0.03)

     For purposes of this analysis, we estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. We used the following weighted average assumptions in the model:

	Stock Option Plans
	Three Months Ended
	March 31,
	2005	2004
Expected stock volatility	47.3%	57.3%
Risk-free interest rate	3.5%	2.3%
Expected life (in years)	4.0	3.4
Expected dividend yield	0.0%	0.0%

	Stock Purchase Plans
	Three Months Ended
	March 31,
	2005	2004
Expected stock volatility	45.9%	52.0%
Risk-free interest rate	1.6%	1.6%
Expected life (in years)	1.4	1.6
Expected dividend yield	0.0%	0.0%

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires us to make highly subjective assumptions, including the expected volatility of our stock. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we do not believe that the existing models necessarily provide a reliable single measure of the fair value of our options. The weighted average fair value of the options granted, determined using the Black-Scholes model, was $9.64 and $7.96, respectively, for the three months ended March 31, 2005 and 2004.

     The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on reported results of future periods.

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which requires companies to measure and recognize compensation expense for all stock-based awards at fair value. Stock-based awards include grants of employee stock options. SFAS 123R replaces SFAS 123 and supersedes APB 25, which are discussed above. SFAS 123R requires companies to recognize all stock-based awards to employees and to reflect those awards in the financial statements based on the fair values of the awards. In April 2005, the SEC modified the effective date for SFAS 123R, resulting in the pronouncement being effective for all annual periods beginning after June 15, 2005. We are required to adopt SFAS 123R in our fiscal year beginning January 1, 2006, after which the profroma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based awards, the amortization method for compensation cost, and the transition method to be used at date of adoption. The transition methods include options for adopting the model retroactively or prospectively. The prospective method requires that we record compensation expense for all unvested stock options and restricted stock at the beginning of the year we adopt SFAS 123R. Under the retroactive method, we may restate prior periods either as of the beginning of the year of adoption or for all periods presented, and we would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined which method of adoption we will use or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

     On September 30, 2004, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, concluding that contingently convertible debt instruments should be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. This consensus is effective for reporting periods ending after December 15, 2004, and requires companies to restate prior period earnings per share amounts presented for comparative purposes utilizing a transition method. As of December 31, 2004, we had no outstanding contingently convertible debt. In March 2005, we issued contingently convertible debt and adopted the consensus. Our adoption of EITF No. 04-8 had no impact on diluted earnings per share for the three months ended March 31, 2005 or for prior years.

2. Net Income Per Share

     We compute basic net income per share by dividing net income by the weighted average number of common shares actually outstanding during the period. We compute diluted net income per share using the weighted average of all shares of common stock outstanding and potentially outstanding during the period. For the three months ended March 31, 2005 and 2004, we included all dilutive stock options in the calculation of diluted net income per share, and we excluded convertible debt because its effect is anti-dilutive. For the three months ended March 31, 2004 we also included all warrants in the calculation. No warrants were outstanding in 2005.

     The calculation of basic and diluted net income per share is as follows (in thousands except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
Net income	$1,041	$1,873

Weighted average shares outstanding:
Basic common shares	35,699	33,587
Effect of dilutive options	2,315	2,262
Effect of dilutive warrants	—	38

Total weighted average common shares	38,014	35,887

Net income per share:
Basic	$0.03	$0.06

Dilutive	$0.03	$0.05

     We excluded the following weighted-average options and convertible debt from the calculation of diluted net income per share as their effect would be anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Options	255	19
Convertible Debt	4,203	4,203

Convertible Debt	4,458	4,222

     In 2005 and subsequent years, our dilutive securities may include incremental shares issuable upon conversion of all or part of the $200 million in 2.00% convertible senior notes. Since the $200 million principal amount can only be redeemed for cash, it has no impact on the diluted earnings per share calculation. The conversion feature of these notes, that may result in our payment of a stock premium along with redeeming the accreted principal amount for cash, is triggered when our common stock reaches a certain market price. In accordance with the consensus from EITF No. 04-8 we will include the dilutive effect of our notes in the calculation of income per diluted share when the impact is dilutive. As of March 31, 2005, the conversion feature of these notes did not have a dilutive affect as the weighted average market price of our common stock did not exceed the initial conversion price of $35.46 to trigger any shares to be issuable upon conversion. Therefore, the notes had no effect on our dilutive securities or our income per diluted share for the period ended March 31, 2005.

3. Comprehensive Income

     The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net income	$1,041	$1,873
Foreign currency translation adjustment	(82)	(129)
Change in unrealized gain (loss) on securities, net of reclassification adjustments for realized gain (loss)	(222)	(116)

Comprehensive income	$737	$1,628

     Accumulated other comprehensive income recorded in stockholders’ equity included $55,000 of net unrealized gains on investments and $1.0 million of foreign currency translation adjustments as of March 31, 2005 and, as of December 31, 2004, included $276,000 of net unrealized gains on investments and $1.1 million of foreign currency translation adjustments.

4. Convertible Senior Notes and Stock Repurchase

     On March 23, 2005, we issued $150 million of 2.00% convertible senior notes due March 30, 2015 to qualified institutional buyers in a private placement exempt from registration pursuant to Rule 144A of the Securities Act of 1933, as amended. The initial purchasers exercised in full an option to purchase up to an additional $50 million principal amount of notes with the same terms, and the sale was completed on March 30, 2005. The notes were sold at par and we received net cash proceeds of $159 million after expenses of $6.0 million and net of approximately $35.0 million used to repurchase our common stock. We repurchased 1,332,300 shares of common stock at an average price of $26.27 per share.

     The notes are senior, unsecured obligations and rank equal in right of payment with all of our existing and future unsecured and unsubordinated debt. The notes are convertible into cash or, under certain circumstances, cash and shares of our common stock. The initial conversion rate of the note is 28.1972 shares of common stock per each $1,000 principal amount of notes, subject to adjustment in certain circumstances, which represents a conversion price of approximately $35.46 per share. This conversion price is higher than the prices of our common stock on the dates the notes were issued. The notes bear interest at a rate of 2.00% per annum for the initial five year period, which is payable in arrears on March 30 and September 30 of each year until March 30, 2010. The first interest payment will be made on September 30, 2005. For the remaining five year period commencing on March 30, 2010, we will pay contingent interest for six-month periods if the average trading price of a note is above a specified level for a specified period prior to the six month period. In addition, beginning on March 30, 2010, the original principal amount shall be increased at a rate that provides holders with an aggregate annual yield to maturity of 2.00%.

     The holders may convert the notes under the following circumstances: (1) on or before March 30, 2009, if the closing sale price of our common stock is above a specified level, (2) at any time after March 30, 2009, or (3) if a specified fundamental change occurs, such as a merger or acquisition of the company. On or after March 30, 2010, holders of the notes may require us to repurchase all or a portion of their notes at 100% of the principal amount of the notes plus accrued and unpaid interest. On or after April 4, 2010, at our option, we may redeem all or a portion of the notes at a redemption price equal to the accreted principal amount of the notes to be redeemed plus accrued and unpaid interest. If we undergo a specified fundamental change, holders will have the right, at their option, except in certain defined circumstances, to require us to purchase for cash all or any portion of their notes at a price equal to the accreted principal amount plus accrued and unpaid interest. If a holder elects to convert its notes in connection with the occurrence of a specified fundamental change, the holder will be entitled to receive additional shares of common stock upon conversion in certain circumstances.

     At March 31, 2005, we did not have a sufficient number of shares of common stock to issue to a holder upon conversion of the notes. Accordingly, if shares of common stock were not provided pursuant to the exchange arrangement, then we were permitted to issue shares of our newly created Series C Preferred Stock in lieu of common stock. The Series C Preferred Stock is convertible into shares of common stock at a rate of 1,000 shares of common stock for every 1.1 shares of Series C Preferred Stock, contingent upon the reservation of sufficient shares of common stock. At our annual meeting held on April 22, 2005, our stockholders approved the increase of our authorized shares of common stock from 50 million to 100 million shares. As a result, there are a sufficient number of shares of common stock to issue to holders upon conversion.

     We included offering expenses estimated at $6.7 million related to the issuance of these notes in debt issuance costs, deposits, and other assets as of March 31, 2005. We are amortizing those expenses on a straight-line basis over the ten year contractual term of the notes.

5. Inventory

     The components of inventory are as follows (in thousands):

	March 31,	December 31,
	2005	2004
Raw materials	$1,589	$677
Finished goods	5,978	4,343

Total inventory	$7,567	$5,020

      As of March 31, 2005, inventory included $636,000 in raw materials for Velac, a product not yet approved by the Food and Drug Administration, or FDA, for commercial use, but with a planned launch in the second half of 2005.

6. Goodwill and Other Intangible Assets

     There were no changes in the carrying amount of goodwill during the three months ended March 31, 2005. The components of our other intangible assets are as follows (in thousands):

		March 31, 2005			December 31, 2004

	Useful Life	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	in Years	Amount	Amortization	Net	Amount	Amortization	Net
Acquired product rights	10	$127,652	$(13,829)	$113,823	$127,652	$(10,638)	$117,014
Existing technology	10	6,810	(2,696)	4,114	6,810	(2,525)	4,285
Patents	10-13	1,661	(610)	1,051	1,661	(572)	1,089

Total		$136,123	$(17,135)	$118,988	$136,123	$(13,735)	$122,388

     Amortization expenses for our other intangible assets were $3.4 million for the three months ended March 31, 2005, and $1.3 million for the three months ended March 31, 2004.

     The expected future amortization expense of our other intangible assets is as follows (in thousands):

Amortization
Expense
Remaining nine months in 2005	$10,198
For the year ending December 31, 2006	13,598
For the year ending December 31, 2007	13,598
For the year ending December 31, 2008	13,598
For the year ending December 31, 2009	13,598
For the year ending December 31, 2010	13,598
Thereafter	40,800

$118,988

7. Guaranties and Indemnifications

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” or FIN No. 45. FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee. FIN No. 45 also requires the guarantor to make additional disclosures about the obligations associated with its guarantees in its interim and annual financial statements.

     We enter into indemnification provisions under our agreements with other companies in the ordinary course of our business, typically with business partners, contractors, clinical sites, insurers and customers. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. The estimated fair value of the indemnity obligations of these agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2005. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.

8. Acquisition of Soriatane Product Line

     On March 4, 2004, we acquired from Hoffmann-La Roche Inc., or Roche, the exclusive U.S. rights to Soriatane-brand acitretin, an approved oral therapy for the treatment of severe psoriasis in adults. We have recognized revenue, net of applicable reserves, for all sales of the product from March 4, 2004. Under the terms of the purchase agreement, we paid Roche a total of $123 million in cash to acquire the rights to Soriatane. We also assumed certain liabilities totaling $4.1 million in connection with returns, rebates and chargebacks associated with Roche’s prior sales of Soriatane and we purchased Roche’s existing inventory of Soriatane at a cost of approximately $1.5 million. The total value of the acquired product rights for accounting purposes was $127 million, including transaction related costs of approximately $500,000. This amount is being amortized over the ten year estimated useful life of Soriatane.

9. UCB Co-Promotion Agreement

     In March 2004, we entered into an agreement with UCB Pharma Inc., or UCB, a subsidiary of UCB Group Inc., pursuant to which we authorized UCB to promote OLUX and Luxíq to a segment of U.S. primary care physicians, or PCP’s. In July 2004, UCB acquired Celltech plc, and in connection with other post-acquisition changes, UCB notified us that it intended to discontinue the co-promotion agreement effective March 31, 2005. UCB continued to promote OLUX and Luxíq until that date. We recorded 100% of the revenue from sales generated by promotional efforts of UCB and paid UCB a portion of revenue as a promotional expense, which is included in selling, general and administrative expense. UCB bore the marketing costs for promoting the products (including product samples, marketing materials, etc.). We do not have any financial obligation to UCB on prescriptions generated by PCP’s after March 31, 2005.

10. Commitments

     Our commitments, including those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004, consist primarily of operating lease agreements for our facilities as well as minimum purchase commitments under one of our contract manufacturing agreements, minimum royalty commitments under one of our license agreements, and noncancellable purchase orders as of December 31, 2004.

          In March 2005, we received landlord approval for a sublease signed in August 2004 for approximately 19,500 square feet of office space in Palo Alto, California. Payments under the sublease will commence on January 1, 2006.

          As a result of this new leasing arrangement, our operating lease payments will increase as follows (in thousands):

Increase in
Operating Lease
Payments
For the year ending December 31, 2006	$339
For the year ending December 31, 2007	303
For the year ending December 31, 2008	315
For the year ending December 31, 2009	338
For the year ending December 31, 2010	88
Thereafter	—

$1,383

11. Subsequent Event

     In April 2005, we entered into an agreement with Ventiv Pharma Services, LLC, or VPS, a subsidiary of Ventiv Health, Inc., under which VPS will provide sales support for certain of our products to primary care physicians and pediatricians. Product sales activities under this agreement commenced in mid-April. VPS will promote OLUX, Luxíq and Evoclin. We will record 100% of the revenue from product sales generated by promotional efforts of VPS. We will pay VPS a fee for the personnel providing the promotional efforts and bear the marketing costs for promoting the products including product samples and marketing materials.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This discussion and analysis should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2004, and with the unaudited condensed consolidated financial statements and notes to financial statements included in this Report. Our disclosure and analysis in this Report, in other reports that we file with the Securities and Exchange Commission, in our press releases and in public statements of our officers contain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. They use words such as “anticipate,” “estimate,” “expect,” “will,” “may,” “intend,” “plan,” “believe” and similar expressions in connection with discussion of future operating or financial performance. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. Forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors will be important in determining future results. No forward-looking statement can be guaranteed, and actual results may vary materially from those anticipated in any forward-looking statement. Some of the factors that, in our view, could cause actual results to differ are discussed under the caption “Factors Affecting Our Business and Prospects” in our 2004 Annual Report on Form 10-K. Our historical operating results are not necessarily indicative of the results to be expected in any future period.

Overview

     We are a specialty pharmaceutical company that develops and commercializes innovative products for the dermatology market. This market is characterized by a large patient population that is served by relatively small, and therefore more accessible, groups of treating physicians. Our products aim to improve the management of dermatological diseases and provide significant product differentiation. We have branded our proprietary foam drug delivery vehicle, VersaFoam®.

     We currently market four pharmaceutical products:

•	OLUX®, a super high-potency topical steroid prescribed for the treatment of steroid responsive dermatological diseases;

•	Luxíq®, a mid-potency topical steroid prescribed for scalp dermatoses such as psoriasis, eczema and seborrheic dermatitis;

•	Soriatane®, an oral medicine for the treatment of severe psoriasis; and

•	Evoclin™, a topical treatment for acne vulgaris.

     We began selling Soriatane in March 2004 after we acquired the U.S. product rights from Roche. We launched Evoclin commercially in December 2004 after we received product approval from the FDA. Sales of these new products contributed significantly to our revenue growth in 2004 and into 2005.

     In March 2005, we completed a private placement of convertible senior notes maturing March 30, 2015 in the principal amount of $200 million to qualified institutional buyers. We received net cash proceeds of approximately $159 million after expenses and net of approximately $35 million used to repurchase our common stock. The notes are convertible into cash and, under specified circumstances, shares of common stock at an initial conversion price of approximately $35.46 per share. We expect to use the net proceeds from the sale of the notes for general corporate purposes, including potential future product or company acquisitions, capital expenditures, and working capital.

     In April 2005, we entered into an agreement with Ventiv Pharma Services, LLC, or VPS, a subsidiary of Ventiv Health, Inc., under which VPS will provide sales support for certain of our products to primary care physicians and pediatricians. Product sales activities under this agreement commenced in mid-April. VPS will promote OLUX, Luxíq and Evoclin. We will record 100% of the revenue from product sales generated by promotional efforts of VPS. We will pay VPS a fee for the personnel providing the promotional efforts and bear the marketing costs for promoting the products including product samples and marketing materials.

Critical Accounting Policies

     We made no material changes to our critical accounting policies, which are included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

Revenues

	Three Months Ended
	March 31,
	(In thousands)
	2005	2004
Product revenues:
Soriatane	$17,581	$3,640
OLUX	15,792	14,370
Luxiq	5,654	5,471
Evoclin	3,067	—
Other	96	85

Total product revenues	42,190	23,566

Royalty and contract:
Royalty	98	1,353
Contract	83	63

Total royalty and contract revenues	181	1,416

Total revenues	$42,371	$24,982

     Our product revenues were $42.2 million for the three months ended March 31, 2005, compared to $23.6 million for the three months ended March 31, 2004. Total product revenues increased $18.6 million or 79% in the first three months of 2005 as compared to the same period in 2004. The introduction of two new products, Soriatane in March 2004 and Evoclin in December 2004, accounted for 91% of the increase in product revenues. For our other marketed products, primarily OLUX and Luxiq, increased sales volumes accounted for 6% of the increase in total product revenues and higher sales prices accounted for the remaining 3%. During the three months ended March 31, 2005, we recorded an increase in revenue of $445,000 related to the reduction of certain revenue reserves recorded on sales of Soriatane through December 31, 2004. We reduced the reserves to reflect our actual experience of chargebacks processed since the acquisition of the Soriatane product rights.

     Royalty and contract revenues were $0.2 million for the three months ended March 31, 2005, compared to $1.4 million for the three months ended March 31, 2004. Royalty and contract revenues were lower for the first quarter of 2005 compared to the same period in the prior year due to the final royalty payment of $1.2 million made by S.C. Johnson in the first quarter of 2004.

Cost of Product Revenues

     Our cost of product revenues includes the third party costs of manufacturing OLUX, Luxiq and Evoclin, the cost of Soriatane inventory acquired from Roche, depreciation costs associated with Connetics-owned equipment located at the DPT facility in Texas, allocation of overhead, royalty payments based on a percentage of our product revenues, product freight and distribution costs from SPS and certain manufacturing support and quality assurance costs.

     We recorded cost of product revenues of $3.8 million for the three months ended March 31, 2005, compared to $1.6 million for the three months ended March 31, 2004, for an increase of $2.2 million or 138%. The increase was primarily due to $0.7 million of increased production costs relating to our new products Soriatane and Evoclin, $0.7 million of increased royalty payments resulting primarily from royalties paid on Soriatane sales to a U.S.-based distributor that exports branded pharmaceuticals to select international markets, and $0.8 million of increased overhead costs allocated to cost of finished goods sold.

Amortization of Intangible Assets

     We recorded amortization expenses of $3.4 million for the three months ended March 31, 2005, compared to $1.3 million for the three months ended March 31, 2004, for an increase of $2.1 million. The increase is the result of a full quarter’s amortization in the first quarter of 2005 of the Soriatane product rights acquired in March 2004.

Research and Development

     Research and development expenses include costs of personnel to support our research and development activities, costs of preclinical studies, costs of conducting our clinical trials (such as clinical investigator fees, monitoring costs, data management and drug supply costs), external research programs, and an allocation of facilities costs. Year to year changes in research and development expenses are primarily due to the timing of and sample sizes required for particular trials.

     For the three months ended March 31, 2005, research and development costs increased to $5.9 million from $4.4 million in the same period in 2004, for an increase of $1.5 million or 34%. The increase is primarily attributable to $0.8 million for increased clinical trial activity in 2005 as compared to 2004 and $0.6 million due to increased headcount costs.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses include sales and marketing activities as well as expenses and costs associated with finance, legal, insurance, marketing, sales, and other administrative matters. Selling, general and administrative expenses were $27.8 million for the three months ended March 31, 2005, compared to $15.3 million for the comparable period in 2004. The increase consists of $5.2 million in increased direct and indirect promotional activities, $1.5 million in increased headcount costs in the marketing, general and administrative departments, $2.9 million in marketing and sales expenses such as tradeshows, advertising and conventions and $1.0 million in increased product samples and market research costs.

Interest and other income (expense), net

     Interest income was $0.5 million for the three months ended March 31, 2005, compared to $0.3 million for the three months ended March 31, 2004. The increase in interest income was primarily due to higher market interest rates on investments. The investment proceeds from the March 2005 sale of convertible senior notes had an insignificant effect on interest income in the quarter.

     Interest expense was $0.8 million for the three months ended March 31, 2005, compared to $0.7 million for the same period in 2004. The increase in interest expense was primarily due to the sale of convertible senior notes in March 2005.

Income Taxes

     We recognized an income tax expense of $0.1 million for the three months ended March 31, 2005 primarily related to U.S. Federal income taxes. For the three months ended March 31, 2004, we recognized an income tax expense of $0.2 million primarily related to foreign income taxes on our activities in Australia.

Liquidity and Capital Resources

Working Capital

     We have financed our operations to date primarily through proceeds from equity and debt financings, and product revenues. Cash, cash equivalents and marketable securities totaled $233.7 million at March 31, 2005, up from $72.4 million at December 31, 2004. The increase of $161.3 million was primarily due to receipt of the net cash proceeds of $194.0 million from the issuance of convertible senior notes, partially offset by a $35.0 million repurchase of our common stock. For a more complete description of the terms of the debt instruments and sales, refer to Note 4 in the Notes to Condensed Consolidated Financial Statements elsewhere in this Report. Net cash generated from operating activities for the first quarter of 2005 was $2.3 million.

     Working capital at March 31, 2005 was $233.1 million compared to $71.2 million at December 31, 2004. In addition to the increased amounts identified above, the other significant change in working capital during the first quarter of 2005 was an increase of $2.5 million in inventory to support increased product sales and the planned launch of Velac in the second half of 2005.

Capital Expenditures

     We made capital expenditures of $1.4 million for the three months ended March 31, 2005 compared to $0.4 million for the same period in 2004. The expenditures in 2005 were primarily for leasehold improvements on, and laboratory equipment purchased for, our new corporate headquarters, which we occupied at the end of February 2005.

Capital Resources

     We believe our existing cash, cash equivalents and marketable securities, and cash generated from product sales will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the next 12 months. We cannot be certain of the amount of our future product revenues. Our product sales may be impacted by patent risks and competition from new products.

Products under development may not be safe and effective or approved by the FDA, or we may be unable to produce them in commercial quantities at reasonable costs. Additionally, our products may not gain satisfactory market acceptance. The amount of capital we require for operations in the future depends on numerous factors, including the level of product revenues, the extent of commercialization activities, the scope and progress of our clinical research and development programs, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, and enforcing patent claims and other intellectual property rights, and competing technological and market developments. If we need funds in the future to in-license or acquire additional marketed or late-stage development products, a portion of the funds may come from our existing cash, which will result in fewer resources available to our current products and clinical programs. In order to take action on business development opportunities we may identify in the future, we may need to use some of our available cash, or raise additional cash by liquidating some of our investment portfolio and/or raising additional funds through equity or debt financings.

     We currently have no commitments for any additional financings. If we need to raise additional money to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when we need them, we may not be able to market our products as planned or continue development of potential products, or we could be required to delay, scale back or eliminate some or all of our research and development programs.

Contractual Obligations and Commercial Commitments

     Our commitments, including those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004, consist primarily of operating lease agreements for our facilities as well as minimum purchase commitments under one of our contract manufacturing agreements, minimum royalty commitments under one of our license agreements, and noncancellable purchase orders as of December 31, 2004.

          In March 2005, we received landlord approval for a sublease signed in August 2004 for approximately 19,500 square feet of office space in Palo Alto, California. Payments for the sublease will commence on January 1, 2006.

          As a result of this new leasing arrangement, our operating lease payments will increase as follows (in thousands):

Increase in
Operating Lease
Payments
For the year ending December 31, 2006	$339
For the year ending December 31, 2007	303
For the year ending December 31, 2008	315
For the year ending December 31, 2009	338
For the year ending December 31, 2010	88
Thereafter	—

$1,383

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which requires companies to measure and recognize compensation expense for all stock-based awards at fair value. Stock-based awards include grants of employee stock options. SFAS 123R replaces Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” or SFAS 123, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires companies to recognize all stock-based awards to employees and to reflect those awards in the financial statements based on the fair values of the awards. In April 2005, the SEC modified the effective date for SFAS 123R, resulting in the pronouncement being effective for all annual periods beginning after June 15, 2005. We are required to adopt SFAS 123R in our fiscal year beginning January 1, 2006, after which the profroma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based awards, the amortization method for compensation cost, and the transition method to be used at date of adoption. The transition methods include options for adopting the model retroactively or prospectively. The prospective method requires that we record compensation expense for all unvested stock options and restricted stock at the beginning of the year of we adopt of SFAS 123R. Under the retroactive method, we may restate prior periods either as of the beginning of the year of adoption or for all periods presented, and we would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined which method of adoption we will use or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

     On September 30, 2004, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, concluding that contingently convertible debt instruments should be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. This consensus is effective for reporting periods ending after December 15, 2004, and requires companies to restate prior period earnings per share amounts presented for comparative purposes utilizing a transition method. As of December 31, 2004, we had no outstanding contingently convertible debt. In March 2005, we issued contingently convertible debt and adopted the consensus. Our adoption of EITF No. 04-8 had no impact on diluted earnings per share for the three months ended March 31, 2005 or for prior years.

Factors that May Affect Future Results, Financial Condition and the Market Price of Securities

Please also read Item 1 in our Annual Report on Form 10-K for the year ended December 31, 2004, where we have described our business and the challenges and risks we may face in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in the reported market risks or foreign currency exchange risks from those reported under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

     Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of Connetics’ disclosure controls and procedures. This evaluation was performed as of March 31, 2005. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on their evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports. In addition, our CEO and CFO concluded that during the quarter ended March 31, 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Purchase of Equity Securities by the Issuer

			Total Number of	Maximum
			Shares Purchased	Number of
			as Part of	Shares that May
			Publicly	Yet Be Purchased
Period	Total Number of	Average Price	Announced	Under the
2005	Shares Purchased	per Share Paid	Programs	Programs
January 1 to 31	—	—	—	—
February 1 to 28	—	—	—	—
March 1 to 31	1,332,300	26.27	—	—

Total	1,332,300	26.27	—	—

     In March 2005, concurrent with the private placement of senior convertible notes, we repurchased 1.3 million shares of our common stock at an average price of $26.27. The sale of the convertible notes and repurchase of our shares was reported on a Form 8-K filed on March 25, 2005, which is incorporated herein by reference.

     We do not have a plan or program to repurchase any additional shares of our common stock.

Item 6. Exhibits

Exhibit
Number	Description
10.1*	Service Agreement between Ventiv Pharma Services, LLC and Connetics Corporation, dated March 1, 2005

10.2	Sublease Agreement for 1841 Page Mill Road, Palo Alto, California, dated August 9, 2004

10.3	Non-Qualified Stock Option Agreement between Connetics Corporation and James A. Trah

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer ††

32.2	Section 1350 Certification of the Chief Executive Officer ††

*	Portions of this exhibit have been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portions.

††	The certifications attached as Exhibits 32.1 and 32.2 that accompany this quarterly report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Connetics Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

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

Date: May 10, 2005

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1*	Service Agreement between Ventiv Pharma Services, LLC and Connetics Corporation, dated March 1, 2005

10.2	Sublease Agreement for 1841 Page Mill Road, Palo Alto, California, dated August 9, 2004

10.3	Non-Qualified Stock Option Agreement between Connetics Corporation and James A. Trah

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer ††

32.2	Section 1350 Certification of the Chief Executive Officer ††

*	Portions of this exhibit have been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portions.

††	The certifications attached as Exhibits 32.1 and 32.2 that accompany this quarterly report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Connetics Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.