Form 10-Q
period 2005-06-30
CONNETICS CORP
filed 2005-08-08
CIK 1004960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
Commission file number: 0-27406
CONNETICS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3173928
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

3160 Porter Drive	94304
Palo Alto, California	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (650) 843-2800
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     As of July 29, 2005, 34,972,877 shares of the Registrant’s common stock at $0.001 par value were outstanding.

CONNETICS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONNETICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$14,562	$18,261
Marketable securities	237,649	54,122
Restricted cash — current	1,000	1,000
Accounts receivable, net of allowances	15,914	21,206
Inventory, net	7,440	5,020
Prepaid expenses	8,879	7,561
Other current assets	2,168	1,963

Total current assets	287,612	109,133
Property and equipment, net	14,045	11,830
Restricted cash — long term	3,059	2,963
Debt issuance costs, deposits and other assets	11,462	3,707
Goodwill and other intangible assets, net	121,860	128,659

Total assets	$438,038	$256,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,120	$14,531
Assumed liabilities related to acquisition of product rights	2,298	2,710
Accrued payroll and related expenses	4,876	5,746
Product rebate and coupon accruals	15,315	10,564
Accrued clinical trial costs	1,683	751
Other accrued liabilities	7,162	3,650

Total current liabilities	46,454	37,952
Convertible senior notes	290,000	90,000
Other non-current liabilities	471	420
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	35	36
Additional paid-in capital	207,567	237,666
Deferred stock compensation	(4)	(13)
Accumulated deficit	(107,630)	(111,173)
Accumulated other comprehensive income	1,145	1,404

Total stockholders’ equity	101,113	127,920

Total liabilities and stockholders’ equity	$438,038	$256,292

See accompanying notes to condensed consolidated financial statements.

CONNETICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Product	$45,239	$37,999	$87,429	$61,565
Royalty and contract	130	254	311	1,670

Total revenues	45,369	38,253	87,740	63,235

Operating costs and expenses:
Cost of product revenues	4,982	3,578	8,748	5,146
Amortization of intangible assets	3,400	3,400	6,799	4,672
Research and development	8,957	5,096	14,855	9,537
Selling, general and administrative	25,356	17,467	53,165	32,760

Total operating costs and expenses	42,695	29,541	83,567	52,115

Income from operations	2,674	8,712	4,173	11,120
Interest income	1,845	152	2,322	500
Interest expense	(1,860)	(690)	(2,631)	(1,381)
Other income (expense), net	(4)	(70)	(63)	(19)

Income before income taxes	2,655	8,104	3,801	10,220
Income tax provision	153	647	258	890

Net income	$2,502	$7,457	$3,543	$9,330

Net income per share:
Basic	$0.07	$0.21	$0.10	$0.27

Diluted	$0.07	$0.19	$0.09	$0.25

Shares used to calculate net income per share:
Basic	34,825	35,242	35,259	34,439

Diluted	37,093	41,627	37,785	36,722

See accompanying notes to condensed consolidated financial statements.

CONNETICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$3,543	$9,330
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	772	744
Amortization of intangible assets	6,799	4,672
Amortization of convertible senior notes offering costs	550	368
Allowance for discounts, returns and chargebacks	4,121	2,804
Stock compensation expense	9	9
Changes in assets and liabilities:
Accounts receivable	1,174	(6,589)
Prepaids and other assets	(3,819)	(1,485)
Inventory	(2,375)	(3,290)
Accounts payable	984	7,944
Product rebates and coupon accruals	4,751	4,301
Accrued and other current liabilities	3,200	920
Other non-current liabilities	51	—

Net cash provided by operating activities	19,760	19,728

Cash flows from investing activities:
Purchases of marketable securities	(238,682)	(22,578)
Sales and maturities of marketable securities	54,981	85,809
Purchases of property and equipment	(3,088)	(1,492)
Acquisition of patent and product rights	—	(123,529)

Net cash used in investing activities	(186,789)	(61,790)

Cash flows from financing activities:
Transfer to restricted cash	(96)	(2,696)
Proceeds from issuance of convertible senior notes, net of issuance costs	193,625	—
Proceeds from issuance of common stock, net of issuance costs	—	56,901
Repurchase of common stock	(35,000)	—
Proceeds from exercise of stock options and employee stock purchase plan, net of repurchases of unvested shares	4,860	3,021

Net cash provided by financing activities	163,389	57,226

Effect of foreign currency exchange rate changes on cash and cash equivalents	(59)	(172)

Net change in cash and cash equivalents	(3,699)	14,992
Cash and cash equivalents at beginning of period	18,261	17,946

Cash and cash equivalents at end of period	$14,562	$32,938

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
     Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For a better understanding of Connetics and its financial statements, we recommend reading these unaudited condensed consolidated financial statements and notes in conjunction with the audited consolidated financial statements and notes to those financial statements for the year ended December 31, 2004, which are included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission, or SEC.
Principles of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of Connetics and its subsidiaries, Connetics Holdings Pty Ltd., and Connetics Australia Pty Ltd. We eliminated all intercompany accounts and transactions in consolidation. We reclassified certain prior period amounts and balances to conform to the current year presentation. On the condensed consolidated balance sheets as of June 30, 2005, raw material inventory balances that were previously included in prepaid expenses, other current assets, and other assets as of December 31, 2004 and prior periods have been reclassified to inventory; these reclassifications are reflected on the condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004. Managed care and Medicaid rebates, or product rebates, and coupon reserves were reclassified from an accounts receivable allowance to product rebates and coupon accruals.
Use of Estimates
     To prepare financial statements in conformity with accounting principles generally accepted in the United States, management must make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates based upon future events.
     We evaluate our estimates on an on-going basis. In particular, we regularly evaluate estimates related to recoverability of accounts receivable and inventory, revenue reserves, assumed liabilities related to acquired product rights and accrued liabilities for clinical trial activities and indirect promotional expense. We base our estimates on historical experience and on various other specific assumptions that we believe to be reasonable under the circumstances. Those estimates and assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.
Revenue Recognition
     Product Revenues. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and we are reasonably assured of collecting the resulting receivable. We recognize product revenues net of revenue reserves, which consist of allowances for discounts, returns, rebates, and chargebacks. Management establishes revenue reserves using its best estimate at the time of sale based on historical experience adjusted to reflect known changes in the factors that impact such reserves. We accept from customers the return of products that are within six months before their expiration date. We also authorize returns for damaged products and exchanges for expired products in accordance with our return goods policy and procedures. We establish reserves for all such returns at the time of sale. We include product shipping and handling costs in the cost of product revenues. In connection with distribution service agreements, we recognize revenue net of fees paid to the wholesalers for certain product distribution, inventory management, information, return goods processing, and administrative services. Discounts, allowance for bad debt and chargebacks are shown as a reduction to accounts receivable, and product rebates and coupon reserves are shown as an addition to accrued expenses since these amounts are due to a party other than the direct customer.
     During the three months ended June 30, 2005, we experienced unexpected product returns related to expiring and expired products at our wholesaler customers of OLUX® that were significantly above historical levels. Based on our analysis, we recorded a charge to product revenues of $2.3 million in the three months ended June 30, 2005 for expired and estimated expiring products at our customers associated with product sales recorded in prior periods. Our analysis considered information contained in the reporting provided to us by wholesaler customers under the distribution service agreements; that type of information was not available to us before the second quarter of 2005. This charge resulted in a decrease in product revenues for the three months ended June 30, 2005.

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
Inventory
     Inventory consists of raw materials and finished goods primarily related to currently marketed products. In addition, inventory may include similar costs for product candidates awaiting regulatory approval, which are capitalized based on management’s judgment of probable near term commercialization or alternative future uses. We state inventory at the lower of cost (determined on a first-in first-out method) or market. If inventory costs exceed expected market value due to obsolescence or lack of demand, we record reserves in an amount equal to the difference between the cost and the market value. These reserves are based on significant estimates and assumptions by management.
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
     For options granted to non-employees, we have determined compensation expense in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” or SFAS 123, as amended, and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” By those criteria, we quantify compensation expense as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.
     Although SFAS 123 allows us to continue to follow the APB 25 guidelines, we are required to disclose pro forma net income (loss) and basic and diluted income (loss) per share as if we had applied the fair value based method to all awards. Because the estimated value is determined as of the date of grant, the actual value that the employee ultimately realizes may be significantly different.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands except per share amounts):	2005	2004	2005	2004
Net income, as reported	$2,502	$7,457	$3,543	$9,330
Add: Stock-based employee compensation expense, net of related tax effects	5	4	9	8
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(4,330)	(2,617)	(9,651)	(5,301)

Pro forma net income (loss)	$(1,823)	$4,844	$(6,101)	$4,037

Net income (loss) per share:
Basic net income — as reported	$0.07	$0.21	$0.10	$0.27
Diluted net income — as reported	$0.07	$0.19	$0.09	$0.25
Basic net income (loss) — pro forma	$(0.05)	$0.14	$(0.17)	$0.12
Diluted net income (loss) — pro forma	$(0.05)	$0.13	$(0.16)	$0.11
     For purposes of this analysis, we estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. We used the following weighted average assumptions in the model:

	Stock Option Plans		Stock Option Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Expected stock volatility	46.3%	55.8%	47.1%	56.6%
Risk-free interest rate	3.9%	3.3%	3.6%	2.8%
Expected life (in years)	4.0	3.4	4.0	3.4
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

	Stock Purchase Plan		Stock Purchase Plan
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Expected stock volatility	54.5%	51.6%	50.2%	51.6%
Risk-free interest rate	1.8%	3.8%	1.7%	3.8%
Expected life (in years)	1.3	1.6	1.4	1.6
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires us to make highly subjective assumptions, including the expected volatility of our stock. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we do not believe that the existing models necessarily provide a reliable single measure of the fair value of our options. The weighted average fair value of the options granted, determined using the Black-Scholes model, was $9.80 for the six months ended June 30, 2005 and $8.05 for the six months ended June 30, 2004.
     The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on reported results of future periods.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which requires companies to measure and recognize compensation expense for all stock-based awards at fair value. Stock-based awards include grants of employee stock options. SFAS 123R replaces SFAS 123 and supersedes APB 25, which are discussed above. SFAS 123R requires companies to recognize all stock-based awards to employees and to reflect those awards in the financial statements based on the fair values of the awards. In April 2005, the SEC modified the effective date for SFAS 123R, resulting in the pronouncement being effective for all annual periods beginning after June 15, 2005. We are required to adopt SFAS 123R in our fiscal year beginning January 1, 2006, after which the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based awards, the amortization method for compensation cost, and the transition method to be used at date of adoption. The transition methods permit companies to adopt the model retroactively or prospectively. The prospective method would require that we record compensation expense for all unvested stock options and restricted stock at the beginning of the year we adopt SFAS 123R. Under the retroactive method, we would be permitted to restate prior periods either as of the beginning of the year of adoption or for all periods presented, and we would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined which transition method we will use, the effect of adopting SFAS 123R, or whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.
     On September 30, 2004, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” concluding that contingently convertible debt instruments should be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. This consensus is effective for reporting periods ending after December 15, 2004, and requires companies to restate prior period earnings per share amounts presented for comparative purposes utilizing a transition method. As of December 31, 2004, we had no outstanding contingently convertible debt. In March 2005, we issued contingently convertible debt and adopted the consensus. Our adoption of EITF No. 04-8 had no impact on diluted earnings per share for the six months ended June 30, 2005 or for prior years.
Note 2. Net Income Per Share
     To compute basic net income per share we divide net income by the weighted average number of common shares outstanding during the period. To compute diluted net income per share, we divide net income by the weighted average of all potential shares of common stock outstanding during the period. For the three months ended June 30, 2004, we included all dilutive stock options, warrants, and convertible debt in the calculation of diluted net income per share. As part of the dilutive calculation we excluded interest expense related to the convertible debt, net of tax effect from net income, to arrive at net income for the three months ended June 30, 2004. For the three and six months ended June 30, 2005 and the six months ended June 30, 2004 the effect of the convertible debt was not included in the calculation of diluted net income per share as it was anti-dilutive.
     The calculation of basic and diluted net income per share is as follows (in thousands except share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$2,502	$7,457	$3,543	$9,330
Add back: interest expense, net of tax effect	—	649	—	—

Diluted income	$2,502	$8,106	$3,543	$9,330

Basic weighted-average shares outstanding	34,825	35,242	35,259	34,439
Effect of:
Dilutive stock options	2,268	2,150	2,526	2,247
Dilutive warrants	—	32	—	36
Convertible debt	—	4,203	—	—

Diluted weighted-average shares outstanding	37,093	41,627	37,785	36,722

Net income per share:
Basic	$0.07	$0.21	$0.10	$0.27

Diluted	$0.07	$0.19	$0.09	$0.25

     In calculating diluted net income per share, we excluded the following weighted-average options and convertible debt, as their effect would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Common stock equivalents:
Options	1,480	106	1,247	42
Convertible debt	4,203	—	4,203	4,203

Total	5,683	106	5,450	4,245

     In 2005 and subsequent years, our dilutive securities may include incremental shares issuable upon conversion of all or part of the $200 million in 2.00% convertible senior notes. Since the $200 million principal amount can only be redeemed for cash, it has no impact on the diluted earnings per share calculation. The conversion feature of these notes is triggered when our common stock reaches a certain market price and, if triggered, may require us to pay a stock premium in addition to redeeming the accreted principal amount for cash. In accordance with the consensus from EITF No. 04-8, we will include the dilutive effect of the notes in our calculation of net income per diluted share when the impact is dilutive. As of June 30, 2005, the conversion feature of these notes did not have a dilutive effect because the weighted average market price of our common stock did not exceed the initial conversion price of $35.46 to trigger any shares to be issuable upon conversion. Therefore, the notes had no effect on our dilutive securities or our net income per diluted share for the period ended June 30, 2005.
Note 3. Comprehensive Income
     The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$2,502	$7,457	$3,543	$9,330
Foreign currency translation adjustment	48	(233)	(174)	(362)
Change in unrealized gain on securities, net of reclassification adjustments for realized gain (loss)	(1)	(315)	(83)	(431)

Comprehensive income	$2,549	$6,909	$3,286	$8,537

     Accumulated other comprehensive income recorded in stockholders’ equity included $103,000 of net unrealized gains on investments and $1.0 million of foreign currency translation adjustments as of June 30, 2005, and, as of December 31, 2004, included $276,000 of unrealized gains on investments and $1.1 million of foreign currency translation adjustments.
4. Convertible Senior Notes and Stock Repurchase
     On March 23, 2005, we issued $150 million of 2.00% convertible senior notes due March 30, 2015 to qualified institutional buyers in a private placement exempt from registration pursuant to Rule 144A of the Securities Act of 1933, as amended. The initial purchasers exercised in full an option to purchase up to an additional $50 million principal amount of notes with the same terms, and the sale was completed on March 30, 2005. The notes were sold at par and we received net cash proceeds of $159 million after expenses of $6.8 million and net of $35.0 million used to repurchase our common stock. We repurchased 1,332,300 shares of common stock at an average price of $26.27 per share.
     The notes are senior, unsecured obligations and rank equal in right of payment with all of our existing and future unsecured and unsubordinated debt. The notes are convertible into cash or, under certain circumstances, cash and shares of our common stock. The initial conversion rate of the notes is 28.1972 shares of common stock per each $1,000 principal amount of notes, subject to adjustment in certain circumstances, which represents a conversion price of approximately $35.46 per share. This conversion price is higher than the prices of our common stock on the dates the notes were issued. The notes bear interest at a rate of 2.00% per annum for the initial five year period, which is payable in arrears on March 30 and September 30 of each year until March 30, 2010. The first interest payment will be made on September 30, 2005. For the remaining five-year period commencing on March 30, 2010, we will pay contingent interest for six-month periods if the average trading price of a note is above a specified level for a specified period prior to the six-month period. In addition, beginning on March 30, 2010, the original principal amount shall be increased at a rate that provides holders with an aggregate annual yield to maturity of 2.00%.
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
     At March 31, 2005, we did not have a sufficient number of shares of common stock to issue to holders upon conversion of the notes. Pursuant to the exchange arrangement, if we did not have enough common stock at the time of conversion, we would be permitted to issue shares of our newly created Series C Preferred Stock in lieu of common stock. The Series C Preferred Stock was convertible into shares of common stock at a rate of 1,000 shares of common stock for every 1.1 shares of Series C Preferred Stock. At our annual meeting held on April 22, 2005, our stockholders approved an increase of our authorized shares of common stock from 50 million to 100 million shares. As a result, we have a sufficient number of shares of common stock to issue to holders upon conversion, and accordingly, we eliminated the Series C Preferred Stock.
     Offering expenses of $6.8 million related to the issuance of these notes are included in debt issuance costs, deposits, and other assets as of June 30, 2005. We are amortizing those expenses on a straight-line basis over the ten year contractual term of the notes.
5. Inventory
     The components of inventory are as follows (in thousands):

	June 30,	December 31,
	2005	2004
Raw materials	$2,107	$677
Finished goods, net of allowance	5,333	4,343

Total inventory	$7,440	$5,020

     As of June 30, 2005, inventory included $636,000 in raw materials for Velac®, a product candidate for which we are seeking approval by the Food and Drug Administration, or FDA, for commercial use.
Note 6. Goodwill and Purchased Intangible Assets
     There were no changes in the carrying amount of goodwill during the six months ended June 30, 2005. The components of our other intangible assets at June 30, 2005 are as follows (in thousands):

		June 30, 2005			December 31, 2004
	Useful Life	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	in Years	Amount	Amortization	Net	Amount	Amortization	Net
Acquired product rights	10	$127,652	$(17,021)	$110,632	$127,652	$(10,638)	$117,014
Existing technology	10	6,810	(2,866)	3,944	6,810	(2,525)	4,285
Patents	10 to 13	1,661	(648)	1,013	1,661	(572)	1,089

Total		$136,123	$(20,535)	$115,589	$136,123	$(13,735)	$122,388

     Amortization expenses for our other intangible assets were $3.4 million for the three months ended June 30, 2005 and $6.8 million for the six months ended June 30, 2005. For the same reporting periods in 2004, amortization expenses were $3.4 million and $4.7 million, respectively.
     The expected future amortization expense of our other purchased intangible assets is as follows (in thousands):

Amortization
Expense
Remaining six months in 2005	$6,799
For the year ending December 31, 2006	13,598
For the year ending December 31, 2007	13,598
For the year ending December 31, 2008	13,598
For the year ending December 31, 2009	13,598
For the year ending December 31, 2010	13,598
Thereafter	40,800

Total	$115,589

Note 7. Guaranties and Indemnifications
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
     We enter into indemnification provisions under our agreements with other companies in the ordinary course of our business, typically with business partners, contractors, clinical sites, insurers and customers. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. The estimated fair value of the indemnity obligations of these agreements is insignificant. Accordingly, we have not recorded liabilities for these agreements as of June 30, 2005. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.
Note 8. Co-Promotion Agreements
     In March 2004, we entered into an agreement with UCB Pharma Inc., or UCB, a subsidiary of UCB Group Inc., pursuant to which we authorized UCB to promote OLUX® and Luxíq® to a segment of U.S. primary care physicians, or PCP’s. In July 2004, UCB acquired Celltech plc, and in connection with other post-acquisition changes, UCB notified us that it intended to discontinue the co-promotion agreement effective March 31, 2005. UCB continued to promote OLUX and Luxíq until that date. We recorded 100% of the revenue from sales generated by promotional efforts of UCB and paid UCB a portion of revenue as a promotional expense, which is included in selling, general and administrative expense. UCB bore the marketing costs for promoting the products (including product samples, marketing materials, etc.). We do not have any financial obligation to UCB on prescriptions generated by PCP’s after March 31, 2005.
     In April 2005, we entered into an agreement with Ventiv Pharma Services, LLC, or VPS, a subsidiary of Ventiv Health, Inc., under which VPS provides sales support for certain of our products to primary care physicians and pediatricians. Product sales activities under this agreement commenced in mid-April 2005. VPS promotes OLUX, Luxíq and Evoclin™. We record 100% of the revenue from product sales generated by promotional efforts of VPS, pay VPS a fee for the personnel providing the promotional efforts, which are included in selling, general and administrative expense, and bear the marketing costs for promoting the products, including product samples and marketing materials.
Note 9. Commitments
     Our commitments, including those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004, and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2005, consist primarily of operating lease agreements for our facilities as of March 31, 2005, minimum purchase commitments under one of our contract manufacturing agreements, minimum royalty commitments under one of our license agreements, and noncancellable purchase orders as of December 31, 2004.
     In March 2005, we received landlord approval for a sublease signed in August 2004 for approximately 19,500 square feet of office space in Palo Alto, California. Payments under the sublease will commence on January 1, 2006.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion and analysis should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2004, and with the unaudited condensed consolidated financial statements and notes to financial statements included in this Report. Our disclosure and analysis in this Report, in other reports that we file with the Securities and Exchange Commission, in our press releases and in public statements of our officers may contain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. They use words such as

“anticipate,” “estimate,” “expect,” “will,” “may,” “intend,” “plan,” “believe” and similar expressions in connection with discussion of future operating or financial performance. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. Forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors will be important in determining future results. No forward-looking statement can be guaranteed, and actual results may vary materially from those anticipated in any forward-looking statement. Some of the factors that, in our view, could cause actual results to differ are discussed under the caption “Factors Affecting Our Business and Prospects” in our 2004 Annual Report on Form 10-K. Our historical operating results are not necessarily indicative of the results to be expected in any future period.
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
     We currently market four pharmaceutical products:
•	OLUX, a super high-potency topical steroid prescribed for the treatment of steroid responsive dermatological diseases;

•	Luxíq, a mid-potency topical steroid prescribed for scalp dermatoses such as psoriasis, eczema and seborrheic dermatitis;

•	Soriatane, an oral medicine for the treatment of severe psoriasis; and

•	Evoclin, a topical treatment for acne vulgaris.
     We began selling Soriatane in March 2004 after we acquired the U.S. product rights from Roche. We launched Evoclin commercially in December 2004 after we received product approval from the FDA. Sales of these new products contributed significantly to our revenue growth in 2004 and into 2005.
     In April 2005, we entered into an agreement with Ventiv Pharma Services, LLC, or VPS, a subsidiary of Ventiv Health, Inc., under which VPS will provide sales support for OLUX, Luxíq and Evoclin to primary care physicians and pediatricians. Product sales activities under this agreement commenced in mid-April. We record 100% of the revenue from product sales generated by promotional efforts of VPS, pay VPS a fee for the personnel providing the promotional efforts, and bear the marketing costs for promoting the products, including product samples and marketing materials.
     On June 10, 2005, the FDA issued a non-approvable letter for our product candidate Velac. The FDA based its decision on the fact that a “positive carcinogenicity signal was detected in a Tg.AC mouse dermal carcinogenicity study.” Based on our clinical trials and our analysis of the mouse study, we had concluded that the mouse study was not predictive of human results. We expect to continue working with the FDA to determine if and how Velac may be approved at some future date.

Critical Accounting Policies
     We have made no material changes to our critical accounting policies, which are included in our Annual Report on Form 10-K for the year ended December 31, 2004.
Results of Operations
Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(In thousands)		(In thousands)
	2005	2004	2005	2004
Product revenues:
Soriatane	$18,334	$17,154	$35,915	$20,794
OLUX	14,033	15,223	29,825	29,593
Luxíq	5,835	5,614	11,489	11,085
Evoclin	7,037	—	10,104	—
Other	—	8	96	93

Total product revenues	45,239	37,999	87,429	61,565
Royalty and contract revenues:
Royalty	130	172	228	1,525
Contract	—	82	83	145

Total royalty and contract revenues	130	254	311	1,670

Total revenues	$45,369	$38,253	$87,740	$63,235

     We recorded product revenues of $45.2 million for the three months ended June 30, 2005, compared to $38.0 million for the three months ended June 30, 2004, for an increase of $7.2 million or 19%. The increase in product revenues is primarily attributable to the introduction of two new products, Soriatane in March 2004 and Evoclin in December 2004, which accounted for $1.2 million and $7.0 million of the incremental revenue, respectively. During the three months ended June 30, 2005, we experienced unexpected product returns related to expired and expiring products at our wholesaler customers of OLUX that were significantly above historical levels. Based on our analysis, we recorded a charge to product revenues of $2.3 million in the three months ended June 30, 2005 for expired and estimated expiring products at our customers, associated with product sales recorded in prior periods. Our analysis considered information contained in the reporting provided to us by our wholesaler customers under the distribution service agreements that became available to us in the second quarter of 2005. This additional reserve was recorded as a decrease in product revenues in the second quarter, which partially offset the increased sales from the new products.
     For the six months ended June 30, 2005, our product revenues were $87.4 million compared to $61.6 million for the six months end June 30, 2004, for an increase of $25.8 million or 42%. The increase in product revenues is attributable to Soriatane and Evoclin, which accounted for $15.1 million and $10.1 million of the increase, respectively, partially offset by the additional returns reserve recorded in the second quarter as described above.
     Royalty and contract revenues were $130,000 and $311,000 for the three and six months ended June 30, 2005, compared to $254,000 and $1.7 million, for the comparable periods in 2004, respectively. Royalty and contract revenues were lower for the first half of 2005 compared to the same period in the prior year due to the final royalty payment of $1.2 million made by S.C. Johnson in the first quarter of 2004.
Cost of Product Revenues
     Our cost of product revenues includes the third party costs of manufacturing OLUX, Luxíq and Evoclin, the cost of Soriatane inventory acquired from Roche, depreciation costs associated with Connetics-owned equipment located at the DPT facility in Texas, allocation of overhead, royalty payments based on a percentage of our product revenues, product freight and distribution costs from our distributor in Tennessee and certain manufacturing support and quality assurance costs.
     We recorded cost of product revenues of $5.0 million for the three months ended June 30, 2005, compared to $3.6 million for the comparable periods in 2004, for an increase of $1.4 million or 39%. The increase was primarily due to $1.1 million of increased overhead costs allocated to cost of finished goods sold and $0.4 million of increased production costs relating to our new products Soriatane and Evoclin , partially offset by $0.6 million of decreased royalty payments due on lower Soriatane sales to a U.S.-based distributor that exports branded pharmaceuticals to select international markets in the three months ended June 30, 2005. In addition, we recorded a reserve of $0.3 million in the three months ended June 30, 2005 for finished goods product that may not be shipped because less than preferable dating at the time of shipment.
     For the six months ended June 30, 2005 and 2004, our cost of product revenues were $8.7 million and $5.1 million, respectively, for an increase of $3.6 million or 71%. The increase was primarily due to $1.9 million of increased production costs relating to our new products Soriatane and Evoclin and $1.1 million of increased overhead costs allocated to cost of finished goods sold. The increase also included the $0.3 million reserve for finished goods described above.
Amortization of Intangible Assets
     Amortization expenses were $3.4 million for the three months ended June 30, 2005 and $6.8 million for the six months ended June 30, 2005, compared to $3.4 million and $4.7 million, respectively, for the comparable periods in 2004. The $2.1 million increase for the six months ended June 30, 2005 over the same period in 2004 is the result of four months’ amortization of the Soriatane product rights acquired in March 2004 compared to two full quarters in 2005.
Research and Development
     Our research and development, or R&D, expenses include costs of personnel to support our R&D activities, costs of preclinical studies, costs of conducting our clinical trials (such as clinical investigator fees, monitoring costs, data management and drug supply costs), external research programs, and an allocation of facilities costs. Year to year changes in R&D expenses are primarily due to the timing of and sample sizes required for particular trials.
     R&D expenses were $9.0 million for the three months ended June 30, 2005, compared to $5.1 million for the three months ended June 30, 2004, for an increase of $3.9 million or 76%. For the six months ended June 30, 2005 and 2004, R&D expenses were $14.9 million and $9.5 million, respectively, for an increase of $5.4 million or 57%. The increased expenses are primarily attributable to increased clinical trial activity in 2005 as compared to 2004 representing $2.8 million for the three months ended June 30, 2005 and $3.6 million for the six months ended June 30, 2005. The increase was also attributable to increased headcount costs of $0.5 million and $1.0 million, respectively, in the three and six months ended 2005 compared to the same periods in 2004.
Selling, General and Administrative Expenses
     Our selling, general and administrative, or SG&A, expenses include sales and marketing activities as well as expenses and costs associated with finance, legal, insurance, marketing, sales, and other administrative matters.
     We recorded SG&A expenses of $25.4 million for the three months ended June 30, 2005, compared to $17.5 million for the comparable period in 2004, for an increase of $7.8 million or 45%. The increase primarily consists of $3.5 million in increased direct and indirect promotional activities costs, $1.9 million in marketing and sales expenses such as tradeshows, advertising and conventions, and $1.2 million in increased product samples and market research costs. The increased costs also included $0.5 million in increased headcount costs in the marketing, general and administrative departments, and $0.4 million for increased legal and accounting fees.
     We recorded SG&A expenses of $53.1 million for the six months ended June 30, 2005 compared to $32.8 million for the comparable period in 2004 for an increase of $20.3 million or 62%. The increase primarily consists of $8.7 million in increased direct and indirect promotional activities costs, $4.8 million in marketing and sales expenses such as tradeshows, advertising and conventions, $2.1 million in increased product samples and market research costs, $2.0 million in increased headcount costs in the marketing, general and administrative departments and $1.0 million for increased legal and accounting fees.

Interest and other income (expense), net
     Interest income was $1.8 million for the three months ended June 30, 2005 and $2.3 million for the six months ended June 30, 2005, compared to $152,000 and $500,000 for the three and six months ended June 30, 2004, respectively. The increase in interest income during 2005 was the result of higher average cash and investment balances in connection with the cash proceeds related to the $200 million convertible senior notes issued in March 2005, as well as increased interest rates on investments.
     Interest expense was $1.9 million for the three months ended June 30, 2005, and $2.6 million for the six months ended June 30, 2005, compared to $0.7 million and $1.4 million, respectively, for the three and six months ended June 30, 2004. The increase in interest expense was primarily due to the sale of convertible senior notes in March 2005.
Income Taxes
     We recognized income tax expense of $0.2 million for the three months ended June 30, 2005, and $0.3 million for the six months ended June 30, 2005, related to U.S. Federal alternate minimum taxes and state income taxes, offset by foreign tax benefit related to our activities in Australia. By comparison, we recognized income tax expense of $0.7 million for the three months ended June 30, 2004, and $0.9 million for the six months ended June 30, 2004. The tax provisions were primarily for U.S. Federal alternative minimum tax. We also recorded foreign tax provisions in the three and six months ended June 30, 2004 related to our Australian operations.
Liquidity and Capital Resources
Working Capital
     We have financed our operations to date primarily through proceeds from equity and debt financings, and product revenues. Cash, cash equivalents and marketable securities totaled $252.2 million at June 30, 2005, up from $72.4 million at December 31, 2004. The increase of $179.8 million was primarily due to receipt of the net cash proceeds of $194.0 million from the issuance of convertible senior notes, partially offset by a $35.0 million repurchase of our common stock. For a more complete description of the terms of the debt instruments and sales, refer to Note 4 in the Notes to Condensed Consolidated Financial Statements elsewhere in this Report. Net operating activities generated $19.8 million of cash for the six months ended June 30, 2005.
     Working capital at June 30, 2005 was $241.2 million compared to $71.2 million at December 31, 2004. In addition to the increased amounts identified above, the other significant change in working capital during the first six months of 2005 was an increase of $2.4 million in inventory to support increased product sales and the anticipated launch of Velac, a product candidate for which we are seeking approval by the Food and Drug Administration, or FDA, for commercial use.
Capital Expenditures
     We made capital expenditures of $3.1 million to purchase property and equipment for the six months ended June 30, 2005 compared to $1.5 million for the same period in 2004. The expenditures in 2005 were primarily for leasehold improvements on, and laboratory equipment purchased for, our new corporate headquarters, which we occupied at the end of February 2005. In addition, in 2004 we used $123.5 million in cash to acquire Soriatane product rights, including transaction-related costs.
Capital Resources
     We believe our existing cash, cash equivalents and marketable securities and cash generated from product sales will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the next 12 months. We cannot be certain of the amount of our future product revenues. Our product sales may be impacted by patent risks and competition from new products.
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
     We currently have no commitments for any additional financings. If we need to raise additional money to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when we need them, we may not be able to market our products as planned or continue development of potential products, or we could be required to delay, scale back, or eliminate some or all of our research and development programs.
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
     As a result of this new leasing arrangement, our operating lease payments will increase as follows (in thousands):

Increase in
Operating Lease
Payments
For the year ending December 31, 2006	$339
For the year ending December 31, 2007	303
For the year ending December 31, 2008	315
For the year ending December 31, 2009	338
For the year ending December 31, 2010	88

Total	$1,383

Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which requires companies to measure and recognize compensation expense for all stock-based awards at fair value. Stock-based awards include grants of employee stock options. SFAS 123R replaces Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” or SFAS 123, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires companies to recognize all stock-based awards to employees and to reflect those awards in the financial statements based on the fair values of the awards. In April 2005, the SEC modified the effective date for SFAS 123R, resulting in the pronouncement being effective for all annual periods beginning after June 15, 2005. We are required to adopt SFAS 123R in our fiscal year beginning January 1, 2006, after which the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based awards, the amortization method for compensation cost, and the transition method to be used at date of adoption. The transition methods permit companies to adopt the model retroactively or prospectively. The prospective method would require that we record compensation expense for all unvested stock options and restricted stock at the beginning of the year of we adopt of SFAS 123R. Under the retroactive method, we would be permitted to restate prior periods either as of the beginning of the year of adoption or for all periods presented, and we would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined which transition method we will use, the impact of adopting SFAS 123R, or whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.
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
Our Business Strategy May Cause Fluctuating Operating Results
     Our operating results and financial condition may fluctuate from quarter to quarter and year to year depending upon the relative timing of events or uncertainties that may arise. For example, the following events or occurrences could cause fluctuations in our financial performance from period to period:
•	changes in the levels we spend to develop new product lines,

•	changes in the amounts we spend to promote our products,

•	changes in treatment practices of physicians that currently prescribe our products,

•	changes in reimbursement policies of health plans and other similar health insurers, including changes that affect newly developed or newly acquired products,

•	increasing regulatory requirements that may affect timing of new product development and ultimate commercialization,

•	the development of new competitive products by others,

•	the mix of products that we sell during any time period,

•	increases in the cost of raw materials used to manufacture our products,

•	our responses to price competition,

•	forward-buying patterns by wholesalers that may result in significant quarterly swings in revenue reporting, and

•	fluctuations in royalties paid by third parties.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in the reported market risks or foreign currency exchange risks from those we reported under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures
     In May 2005, we became aware that we had failed to file two Current Reports on Form 8-K in connection with the creation (March 2005) and elimination (May 2005) of Series C Preferred Stock. The Series C Preferred was created to be used for conversion of the convertible notes in the event that we did not have sufficient common stock for that purpose. Because our stockholders authorized an increase in our authorized common stock in April 2005, the Series C Preferred was no longer necessary. Although we disclosed this issue in other filings with the SEC, most notably our Proxy Statement, we did not timely file it on Form 8-K. As a result of our failure to file these two Forms 8-K, Connetics is ineligible to register its securities on a Registration Statement on Form S-3 until May 26, 2006.
     Connetics’ disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, undertook a re-evaluation of the effectiveness of the design and operation of Connetics’ disclosure controls and procedures and made certain changes designed to prevent similar omissions in the future. We have further educated our financial and legal reporting personnel regarding items for which a Form 8-K is required, and have implemented additional disclosure controls and procedures designed to avoid such inadvertent filing failures. This evaluation was performed as of June 30, 2005.
     Based on that re-evaluation, and taking into account the modifications, our CEO and our CFO concluded that Connetics’ disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) were effective in timely alerting them to material information required to be included in our periodic SEC reports. Notwithstanding the issues raised and discussed above, our CEO and CFO also concluded that during the quarter ended June 30, 2005, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
     On April 22, 2005, we held our annual meeting of stockholders. At the meeting, the stockholders acted on the following matters by the following votes:
1) Election of the following directors:

Name	For	Withheld
Alexander E. Barkas, MD	30,102,471	2,810,017
Eugene Bauer, M.D.	18,678,008	14,234,479
Andrew Eckert	22,765,545	10,146,942
Denise Gilbert, Ph.D.	31,125,696	786,792
John C. Kane	30,262,799	2,649,689
Thomas D. Kiley	31,544,126	1,368,362
Leon E. Panetta	20,638,966	12,273,521
G. Kirk Raab	29,843,519	3,068,969
Thomas G. Wiggans	31,466,209	1,466,279
2) Adoption of the 2005 Stock Plan (not approved):

For	Against	Abstain
5,687,886	22,321,253	261,999
3) Approval of an amendment to the Company’s Amended and Restated Certificate of Incorporation:

For	Against	Abstain
28,468,459	4,281,306	162,723
4) Ratification of the appointment of Ernst & Young LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005:

For	Against	Abstain
32,667,617	244,361	513

Item 6. Exhibits

Exhibit
Number	Description

3.1*	Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)

3.2*	Certificate of Amendment of the Company’s Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on May 15, 1997 (previously filed as Exhibit 3.7 to the Company’s Current Report on Form 8-K dated and filed May 23, 1997)

3.3*	Certificate of Designation of Rights, Preferences and Privileges of Series B Participating Preferred Stock, as filed with the Delaware Secretary of State on May 15, 1997 (previously filed as Exhibit A to Exhibit 1 to the Company’s Form 8-A filed on May 23, 1997)

3.4*	Certificate of Elimination of Rights, Preferences and Privileges of Connetics Corporation, as filed with the Delaware Secretary of State on December 11, 2001 (previously filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K/ A for the year ended December 31, 2001)

3.5*	Certificate of Designation of Rights, Preferences and Privileges of Series C Preferred Stock, as filed with the Delaware Secretary of State on March 22, 2005 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 6, 2005)

3.6*	Certificate of Elimination of Rights, Preferences and Privileges of Series C Preferred Stock of Connetics Corporation, as filed with the Delaware Secretary of State on May 18, 2005 (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 6, 2005)

3.7*	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Connetics Corporation (previously filed as Exhibit 4.7 to the Company’s Form S-1 Registration Statement filed on June 20, 2005)

10.1*	Form of Change in Control Agreement between the Company and outside directors of the Company (previously filed as Exhibit 10.13 to the Company’s Form S-1 Registration Statement filed on June 20, 2005)

10.2*	Change of Control Agreement dated January 1, 2002 between the Company and Thomas G. Wiggans (previously filed as Exhibit 10.14 to the Company’s Form S-1 Registration Statement filed on June 20, 2005)

10.3*	Change of Control Agreement dated January 1, 2002 between the Company and G. Kirk Raab (previously filed as Exhibit 10.15 to the Company’s Form S-1 Registration Statement filed on June 20, 2005)

10.4*	Non-Qualified Stock Option Agreement between Connetics Corporation and James A. Trah (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

10.5*	Non-Qualified Stock Option Agreement between Connetics Corporation and Michael Eison (previously filed as Exhibit 10.25 to the Company’s Form S-1 Registration Statement filed on June 20, 2005)

10.6	Non-Qualified Stock Option Agreement between Connetics Corporation and Stefan Weiss

10.7	1995 Directors’ Stock Option Plan (as amended through February 10, 2005),and forms of Option Agreement

10.8	Description of Compensation Payable to Non-Employee Directors

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer ††

32.2	Section 1350 Certification of the Chief Executive Officer ††

*	Incorporated by this reference to the previous filing, as indicated.

††	The certifications attached as Exhibits 32.1 and 32.2 that accompany this quarterly report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Connetics Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

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

Date: August 5, 2005

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1*	Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261)

3.2*	Certificate of Amendment of the Company’s Amended and Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on May 15, 1997 (previously filed as Exhibit 3.7 to the Company’s Current Report on Form 8-K dated and filed May 23, 1997)

3.3*	Certificate of Designation of Rights, Preferences and Privileges of Series B Participating Preferred Stock, as filed with the Delaware Secretary of State on May 15, 1997 (previously filed as Exhibit A to Exhibit 1 to the Company’s Form 8-A filed on May 23, 1997)

3.4*	Certificate of Elimination of Rights, Preferences and Privileges of Connetics Corporation, as filed with the Delaware Secretary of State on December 11, 2001 (previously filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K/ A for the year ended December 31, 2001)

3.5*	Certificate of Designation of Rights, Preferences and Privileges of Series C Preferred Stock, as filed with the Delaware Secretary of State on March 22, 2005 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 6, 2005)

3.6*	Certificate of Elimination of Rights, Preferences and Privileges of Series C Preferred Stock of Connetics Corporation, as filed with the Delaware Secretary of State on May 18, 2005 (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 6, 2005)

3.7*	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Connetics Corporation (previously filed as Exhibit 4.7 to the Company’s Form S-1 Registration Statement filed on June 20, 2005)

10.1*	Form of Change in Control Agreement between the Company and outside directors of the Company (previously filed as Exhibit 10.13 to the Company’s Form S-1 Registration Statement filed on June 20, 2005)

10.2*	Change of Control Agreement dated January 1, 2002 between the Company and Thomas G. Wiggans (previously filed as Exhibit 10.14 to the Company’s Form S-1 Registration Statement filed on June 20, 2005)

10.3*	Change of Control Agreement dated January 1, 2002 between the Company and G. Kirk Raab (previously filed as Exhibit 10.15 to the Company’s Form S-1 Registration Statement filed on June 20, 2005)

10.4*	Non-Qualified Stock Option Agreement between Connetics Corporation and James A. Trah (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005)

10.5*	Non-Qualified Stock Option Agreement between Connetics Corporation and Michael Eison (previously filed as Exhibit 10.25 to the Company’s Form S-1 Registration Statement filed on June 20, 2005)

10.6	Non-Qualified Stock Option Agreement between Connetics Corporation and Stefan Weiss

10.7	1995 Directors’ Stock Option Plan (as amended through February 10, 2005),and forms of Option Agreement

10.8	Description of Compensation Payable to Non-Employee Directors

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer ††

32.2	Section 1350 Certification of the Chief Executive Officer ††

*	Incorporated by this reference to the previous filing, as indicated.

††	The certifications attached as Exhibits 32.1 and 32.2 that accompany this quarterly report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Connetics Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.