Form 10-Q
period 2005-09-30
CONNETICS CORP
filed 2005-11-09
CIK 1004960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
Commission file number: 0-27406
CONNETICS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3173928 (IRS Employer Identification Number)

3160 Porter Drive Palo Alto, California (Address of principal executive offices)	94304 (Zip Code)
Registrant’s telephone number, including area code: (650) 843-2800
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2005, 35,210,065 shares of the Registrant’s common stock at $0.001 par value were outstanding.

CONNETICS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONNETICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$30,018	$18,261
Marketable securities	238,847	54,122
Restricted cash — current	1,000	1,000
Accounts receivable, net of allowances	17,709	21,206
Inventory, net	5,411	5,020
Prepaid expenses	8,825	7,561
Other current assets	3,626	1,963

Total current assets	305,436	109,133
Property and equipment, net	14,306	11,830
Restricted cash — long term	3,059	2,963
Debt issuance costs, deposits and other assets	12,604	3,707
Goodwill and other intangible assets, net	118,461	128,659

Total assets	$453,866	$256,292

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,755	$14,531
Assumed liabilities related to acquisition of product rights	2,070	2,710
Accrued payroll and related expenses	6,345	5,746
Product rebate and coupon accruals	12,765	10,564
Accrued clinical trial costs	1,122	751
Other accrued liabilities	6,775	3,650

Total current liabilities	44,832	37,952
Convertible senior notes	290,000	90,000
Other non-current liabilities	546	420
Commitments and contingencies
Stockholders’ equity:	—	—
Preferred stock	—	—
Common stock	35	36
Additional paid-in capital	209,942	237,666
Deferred stock compensation	—	(13)
Accumulated deficit	(92,265)	(111,173)
Accumulated other comprehensive income	776	1,404

Total stockholders’ equity	118,488	127,920

Total liabilities and stockholders’ equity	$453,866	$256,292

See accompanying notes to condensed consolidated financial statements.

CONNETICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Product	$55,183	$36,999	$142,612	$98,564
Royalty and contract	158	345	469	2,015

Total revenues	55,341	37,344	143,081	100,579

Operating costs and expenses:
Cost of product revenues	4,183	3,067	12,931	8,213
Amortization of intangible assets	3,399	3,399	10,198	8,071
Research and development	8,382	6,180	23,237	15,717
Selling, general and administrative	23,702	16,986	76,867	49,746
Acquired in-process research and development and milestone expense	—	3,500	—	3,500

Total operating costs and expenses	39,666	33,132	123,233	85,247

Income from operations	15,675	4,212	19,848	15,332
Interest income	2,130	303	4,452	803
Interest expense	(2,007)	(706)	(4,638)	(2,087)
Other income (expense), net	37	30	(26)	11

Income before income taxes	15,835	3,839	19,636	14,059
Income tax provision	470	144	728	1,034

Net income	$15,365	$3,695	$18,908	$13,025

Net income per share:
Basic	$0.44	$0.10	$0.54	$0.37

Diluted	$0.39	$0.10	$0.50	$0.35

Shares used to calculate net income per share:
Basic	35,075	35,510	35,197	34,794

Diluted	40,812	38,064	41,665	37,179

See accompanying notes to condensed consolidated financial statements.

CONNETICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$18,908	$13,025
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,260	1,082
Amortization of intangible assets	10,199	8,071
Amortization of convertible senior notes offering costs	911	552
Allowance for discounts, returns and chargebacks	1,397	8,666
Stock compensation expense	13	13
Changes in assets and liabilities:
Accounts receivable	2,103	(8,250)
Prepaids and other assets	(5,705)	(2,003)
Inventory	(336)	(3,916)
Accounts payable	1,622	11,989
Product rebates and coupon accruals	2,201	3,360
Accrued and other current liabilities	3,600	(11)
Other non-current liabilities	126	—

Net cash provided by operating activities	36,299	32,578

Cash flows from investing activities:
Purchases of marketable securities	(300,033)	(46,608)
Sales and maturities of marketable securities	114,772	90,926
Purchases of property and equipment	(3,873)	(4,096)
Transfer to restricted cash	(96)	(3,659)
Acquisition of patent and product rights	—	(123,529)

Net cash used in investing activities	(189,230)	(86,966)

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	192,625	—
Proceeds from issuance of common stock, net of issuance costs	—	56,901
Repurchase of common stock	(35,000)	—
Proceeds from exercise of stock options and employee stock purchase plan, net of repurchases of unvested shares	7,135	4,813

Net cash provided by financing activities	164,760	61,714

Effect of foreign currency exchange rate changes on cash and cash equivalents	(72)	(113)

Net change in cash and cash equivalents	11,757	7,213
Cash and cash equivalents at beginning of period	18,261	17,946

Cash and cash equivalents at end of period	$30,018	$25,159

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
     Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For a better understanding of Connetics and its financial statements, we recommend reading these unaudited condensed consolidated financial statements and notes in conjunction with the audited consolidated financial statements and notes to those financial statements for the year ended December 31, 2004, which are included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission, or SEC.
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
Revenue Recognition
     Product Revenues. We recognize revenue from product sales when there is persuasive evidence that an arrangement exists, when title has passed, the price is fixed or determinable, and we are reasonably assured of collecting the resulting receivable. We recognize product revenues net of revenue reserves, which consist of allowances for discounts, returns, rebates, and chargebacks. Management establishes revenue reserves using its best estimate at the time of sale based on historical experience adjusted to reflect known changes in the factors that impact such reserves. We allow customers to return products that are within six months before and up to one year after their expiration date. We also authorize returns for damaged products and exchanges for expired products in accordance with our return goods policy and procedures. We establish reserves for all such returns at the time of sale. We include product shipping and handling costs in the cost of product revenues. In connection with distribution service agreements, we recognize revenue net of fees paid to the wholesalers for certain product distribution, inventory management, information, return goods processing, and administrative services. Discounts, allowance for bad debt, and chargebacks are shown as a reduction to accounts receivable, and product rebates and coupon reserves (which are related to parties other than our direct customers) are shown as an addition to accrued expenses.
     We began selling Soriatane in March 2004 after we acquired the U.S. product rights from Hoffman-La Roche, or Roche, and we recorded revenue reserves for estimated returns and government rebates based on information available to us at the time. In September and October 2005, Roche provided us with additional returns and government rebate information not previously made available to us. As part of the process of evaluating our estimates for returns and rebates, we used the new information from Roche together with our own returns and rebate experience, and as a result reversed $7.0 million of reserves for Soriatane. This reversal resulted in an increase in Soriatane product revenue for the three and nine months ended September 30, 2005 of the same amount, and increased our diluted earnings per share by $0.16 for both the three and nine months ended September 30, 2005.
     During the three months ended June 30, 2005, we experienced unexpected product returns from our wholesaler customers related to expiring and expired products of OLUX® that were significantly above historical levels. Based on our analysis, we recorded a charge to product revenues of $2.3 million in the three months ended June 30, 2005 for expired and estimated expiring products at our customers associated with product sales recorded in prior periods. Our analysis considered information contained in the reporting provided to us by wholesaler customers under the distribution service agreements; that type of information was not available to us before the second quarter of 2005. This charge resulted in a decrease in product revenues for the three months ended June 30, 2005 and decreased our diluted earnings per share by $.05 for the nine months ended September 30, 2005.
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
     If, at the time an agreement is executed, there is still significant risk that a product will never be commercialized due to the incomplete state of the product’s development, we recognize revenue from non-refundable upfront license fees ratably over the period in which we have continuing development obligations. We recognize revenue associated with substantial “at risk” performance milestones, as defined in the respective agreements, at the time the milestones are achieved. When we receive advance payments in excess of amounts earned, we classify them as deferred revenue until they are earned.
Inventory
     Inventory consists of raw materials and finished goods costs primarily related to currently marketed products. In addition, inventory may include similar costs for product candidates awaiting regulatory approval; those costs are capitalized based on management’s judgment of probable near term commercialization or alternative future uses. We state inventory at the lower of cost (determined on a first-in first-out method) or market. If inventory costs exceed expected market value due to obsolescence or lack of demand for the product, we record reserves in an amount equal to the difference between the cost and the estimated market value. These reserves are based on estimates and assumptions by management. These estimates and assumptions can have a significant impact on the amounts of reserves.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands except per share amounts):	2005	2004	2005	2004
Net income, as reported	$15,365	$3,695	$18,908	$13,025
Add: Stock-based employee compensation expense, net of related tax effects	5	5	13	13
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(4,010)	(2,743)	(13,661)	(8,044)

Pro forma net income	$11,360	$957	$5,260	$4,994

Net income per share:
Basic net income — as reported	$0.44	$0.10	$0.54	$0.37
Diluted net income — as reported	$0.39	$0.10	$0.50	$0.35
Basic net income — pro forma	$0.32	$0.03	$0.15	$0.14
Diluted net income — pro forma	$0.28	$0.03	$0.13	$0.13
     For purposes of this analysis, we estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. We used the following weighted average assumptions in the model:

	Stock Option Plans		Stock Option Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Expected stock volatility	47.1%	55.8%	47.1%	56.3%
Risk-free interest rate	3.9%	2.9%	3.6%	2.8%
Expected life (in years)	4.0	3.4	4.0	3.4
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

	Stock Purchase Plan		Stock Purchase Plan
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Expected stock volatility	55.9%	47.6%	52.1%	44.4%
Risk-free interest rate	1.5%	3.1%	1.6%	2.6%
Expected life (in years)	1.4	1.6	1.4	1.5
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires us to make highly subjective assumptions, including the expected volatility of our stock. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we do not believe that the existing models necessarily provide a reliable single measure of the fair value of our options. The weighted average fair value of the options granted, determined using the Black-Scholes model, was $9.53 for the nine months ended September 30, 2005 and $8.25 for the nine months ended September 30, 2004.
     The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on reported results of future periods.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which requires companies to measure and recognize compensation expense for all stock-based awards at fair value. Stock-based awards include grants of employee stock options. SFAS 123R replaces SFAS 123 and supersedes APB 25, which are discussed above. SFAS 123R requires companies to recognize all stock-based awards to employees and to reflect those awards in the financial statements based on the fair values of the awards effective for all annual periods beginning after June 15, 2005. We are required to adopt SFAS 123R in our fiscal year beginning January 1, 2006. Beginning in 2006, therefore, the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative for reporting stock-based awards in our financial statements. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based awards, the amortization method for compensation cost, and the transition method to be used at date of adoption. The transition methods permit companies to adopt the model retroactively or prospectively. The prospective method would require that we record compensation expense for all unvested stock options and restricted stock at the beginning of the year we adopt SFAS 123R. Under the retroactive method, we would be permitted to restate prior periods either as of the beginning of the year of adoption or for all periods presented, and we would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We will utilize the prospective method to adopt SFAS 123R. We have not yet determined the effect of adopting SFAS 123R, or whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.
Note 2. Net Income Per Share
     To compute basic net income per share we divide net income by the weighted average number of common shares outstanding during the period. To compute diluted net income per share, we divide net income by the weighted average of all potential shares of common stock outstanding during the period. For the three and nine months ended September 30, 2005, we included all dilutive stock options and convertible debt in the calculation of diluted net income per share. As part of the dilutive calculation we excluded interest expense related to the convertible debt, net of tax effect from net income, to arrive at net income for the three and nine months ended September 30, 2005. For the three and nine months ended September 30, 2004, the effect of the convertible debt was not included in the calculation of diluted net income per share as it was anti-dilutive.
     The calculation of basic and diluted net income per share is as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$15,365	$3,695	$18,908	$13,025
Add: interest on convertible note, net of tax effect	655	—	1,966	—

Net income, diluted	$16,020	$3,695	$20,874	$13,025

Basic weighted-average shares outstanding	35,075	35,510	35,197	34,794
Effect of:
Dilutive stock options	1,534	2,525	2,265	2,350
Dilutive warrants	—	29	—	35
Convertible debt	4,203	—	4,203	—

Diluted weighted-average shares outstanding	40,812	38,064	41,665	37,179

Net income per share:
Basic	$0.44	$0.10	$0.54	$0.37

Diluted	$0.39	$0.10	$0.50	$0.35

     In calculating diluted net income per share, we excluded the following weighted-average options and convertible debt, as their effect would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Common stock equivalents:
Options	3,053	18	1,456	15
Convertible debt	—	4,203	—	4,203

Total	3,053	4,221	1,456	4,218

     In 2005 and subsequent years, our dilutive securities may include incremental shares issuable upon conversion of all or part of the $200 million in 2.00% convertible senior notes currently outstanding. Since the $200 million principal amount can only be redeemed for cash, it has no impact on the diluted earnings per share calculation. The conversion feature of these notes is triggered when our common stock reaches a certain market price and, if triggered, may require us to pay a stock premium in addition to redeeming the accreted principal amount for cash. In accordance with the consensus from EITF No. 04-8, we will include the dilutive effect of the notes in our calculation of net income per diluted share when the impact is dilutive. As of September 30, 2005, the conversion feature of these notes did not have a dilutive effect because the weighted average market price of our common stock did not exceed the initial conversion price of $35.46 to trigger any shares to be issuable upon conversion. Therefore, the notes had no effect on our dilutive securities or our net income per diluted share for the three and nine months period ended September 30, 2005.

Note 3. Comprehensive Income
     The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$15,365	$3,695	$18,908	$13,025
Foreign currency translation adjustment	(9)	109	(92)	(252)
Change in unrealized gain on securities, net of reclassification adjustments for realized gain (loss)	(362)	(140)	(536)	(571)

Comprehensive income	$14,994	$3,664	$18,280	$12,202

     Accumulated other comprehensive income recorded in stockholders’ equity included $259,000 of net unrealized losses on investments and $1.0 million of foreign currency translation adjustments as of September 30, 2005, and, as of September 30, 2004, included $289,000 of unrealized gains on investments and $749,000 million of foreign currency translation adjustments.
Note 4. Convertible Senior Notes and Stock Repurchase
     In March 2005, we issued $200 million of 2.00% convertible senior notes due March 30, 2015 to qualified institutional buyers in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The notes were sold at par and we received net cash proceeds of $159 million after expenses of $7.0 million and net of $35.0 million used to repurchase our common stock. We repurchased 1,332,300 shares of common stock at an average price of $26.27 per share.
     The notes are senior, unsecured obligations and rank equal in right of payment with all of our existing and future unsecured and unsubordinated debt. The notes are convertible into cash or, under certain circumstances, cash and shares of our common stock. The initial conversion rate of the notes is 28.1972 shares of common stock per each $1,000 principal amount of notes, subject to adjustment in certain circumstances, which represents a conversion price of approximately $35.46 per share. This conversion price is higher than the prices of our common stock on the dates the notes were issued. The notes bear interest at a rate of 2.00% per annum for the initial five year period, which is payable in arrears on March 30 and September 30 of each year until March 30, 2010. We made the first interest payment on September 30, 2005. For the remaining five-year period commencing on March 30, 2010, we will pay contingent interest for six-month periods if the average trading price of a note is above a specified level for a specified period prior to the six-month period. In addition, beginning on March 30, 2010, the original principal amount will be increased at a rate that provides holders with an aggregate annual yield to maturity of 2.00%.
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
     Offering expenses of $7.0 million related to the issuance of these notes are included in debt issuance costs, deposits, and other assets as of September 30, 2005. We are amortizing those expenses on a straight-line basis over the ten year contractual term of the notes.
Note 5. Inventory
     The components of inventory are as follows (in thousands):

	September 30,	December 31,
	2005	2004
Raw materials	$1,212	$677
Finished goods, net of allowance for excess and obsolete inventory	4,199	4,343

Total inventory	$5,411	$5,020

Note 6. Goodwill and Purchased Intangible Assets
     There were no changes in the carrying amount of goodwill during the nine months ended September 30, 2005. The components of our other intangible assets at September 30, 2005 are as follows (in thousands):

		September 30, 2005			December 31, 2004
	Useful Life	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	in Years	Amount	Amortization	Net	Amount	Amortization	Net
Acquired product rights	10	$127,652	$(20,212)	$107,440	$127,652	$(10,638)	$117,014
Existing technology	10	6,810	(3,036)	3,774	6,810	(2,525)	4,285
Patents	10 to 13	1,661	(686)	975	1,661	(572)	1,089

Total		$136,123	$(23,934)	$112,189	$136,123	$(13,735)	$122,388

     Amortization expenses for our other intangible assets were $3.4 million for the three months ended September 30, 2005 and $10.2 million for the nine months ended September 30, 2005. For the same reporting periods in 2004, amortization expenses were $3.4 million and $8.1 million, respectively.
     The expected future amortization expense of our other purchased intangible assets is as follows (in thousands):

Amortization
Expense
Remaining three months in 2005	$3,399
For the year ending December 31, 2006	13,598
For the year ending December 31, 2007	13,598
For the year ending December 31, 2008	13,598
For the year ending December 31, 2009	13,598
For the year ending December 31, 2010	13,598
Thereafter	40,800

Total	$112,189

Note 7. Guaranties and Indemnifications
     FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” or FIN No. 45, requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee. FIN No. 45 also requires the guarantor to make additional disclosures about the obligations associated with its guarantees in its interim and annual financial statements.
     We enter into indemnification agreements with certain key employees and indemnification provisions in our agreements with other companies in the ordinary course of our business, typically with business partners, contractors, clinical sites, insurers and customers. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We believe the estimated fair value of the indemnity obligations of these agreements is insignificant. Accordingly, we have not recorded liabilities for these agreements as of September 30, 2005. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.
Note 8. Co-Promotion Agreements
     In April 2005, we entered into an agreement with Ventiv Pharma Services, LLC, or VPS, a subsidiary of Ventiv Health, Inc., under which VPS provides sales support for certain of our products to primary care physicians and pediatricians. Product sales activities under this agreement commenced in mid-April 2005. VPS promotes OLUX, Luxíq and Evoclin™. We record 100% of the revenue from product sales generated by promotional efforts of VPS; pay VPS a fee for the personnel providing the promotional efforts, which are included in selling, general and administrative expense; and bear the marketing costs for promoting the products, including product samples and marketing materials.

Note 9. Commitments
     Our commitments, including those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004, and in our Quarterly Report on Form 10-Q for the six months ended June 30, 2005, consist primarily of operating lease agreements for our facilities as of June 30, 2005, minimum purchase commitments under one of our contract manufacturing agreements, minimum royalty commitments under one of our license agreements, and noncancellable purchase orders as of December 31, 2004.
     In March 2005, we received landlord approval for a sublease signed in August 2004 for approximately 19,500 square feet of office space in Palo Alto, California. Payments under the sublease will commence on January 1, 2006.
     In September 2005, we entered into an amended manufacturing and supply agreement with one of our suppliers. In conjunction with the amendment, we committed to purchase a certain amount of product from January 1, 2005 to December 31, 2006. Accordingly, we issued open non-cancelable purchase orders to this supplier related to the committed amount. We had approximately $15.0 million in outstanding open purchase orders to this supplier at September 30, 2005 versus $7.1 million at December 31, 2004. The amounts are not included in accounts payable as of September 30, 2005.
Note 10. Subsequent Events
     Litigation with Perrigo. On October 20, 2005, we filed a patent infringement lawsuit against Agis Industries (1983) Ltd., which has since been renamed Perrigo Israel, a wholly-owned subsidiary of Perrigo Company, in response to Agis’s submission to the FDA of an abbreviated new drug application, or ANDA, for a generic version of clobetasol propionate foam, 0.05%. We market this drug product under the brand name OLUXR (clobetasol propionate) Foam 0.05%.
     Our lawsuit, filed in the U.S. District Court for the District of New Jersey, seeks, among other things, a finding that Agis’s proposed generic drug infringes our patent covering corticosteroids delivered in form, and requests that any approval of the Agis ANDA not be declared until after this patent expires on March 2, 2016.
     This proceeding is still in the discovery stage, and at present we are unable to either predict the outcome or estimate the potential adverse financial and operational impact, if any, that might arise from this matter. As a result, no accrual for any adverse impact has been made in the accompanying financial statements.
     Repurchase of Common Stock. On October 31, 2005, our Board of Directors authorized the repurchase of up to $50 million of our common stock. Under the repurchase program, these shares of the Company’s common stock may be repurchased from time to time in both privately negotiated and open market transactions or under Rule 10b5-1 of the Securities Exchange Act of 1934 for a period of up to one year, subject to management’s evaluation of market conditions, applicable legal requirements and other factors. The repurchase program does not require us to purchase a specific number of shares. As of November 8, 2005, we had repurchased 300,000 shares of our common stock in open market transactions for $3.6 million.
     On November 8, 2005, we entered into a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of a portion of our common stock that is subject to the share repurchase program authorized by our Board of Directors on October 31, 2005. A broker selected by the Company will have the authority under terms and limitations specified in the 10b5-1 plan to repurchase shares on our behalf under our repurchase program. Purchases may be made under the 10b5-1 plan beginning November 9, 2005.

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
     Overview
     We are a specialty pharmaceutical company that develops and commercializes innovative products for the dermatology market. This market is characterized by a large patient population that is served by relatively small, and therefore more accessible, groups of treating physicians. Our products are designed to improve the management of dermatological diseases and provide significant product differentiation. We have branded our proprietary foam drug delivery vehicle, VersaFoam(R).
     We market four prescription pharmaceutical products:
•	OLUX (clobetasol propionate) Foam, 0.05%, a super high-potency topical steroid prescribed for the treatment of steroid responsive dermatological diseases of the scalp and mild to moderate plaque-type psoriasis of non-scalp regions excluding the face and intertriginous areas;

•	Luxíq (betamethasone valerate) Foam, 0.12%, a mid-potency topical steroid prescribed for scalp dermatoses such as psoriasis, eczema and seborrheic dermatitis;

•	Soriatane (acitretin), an oral medicine for the treatment of severe psoriasis; and

•	Evoclin (clindamycin phosphate) Foam, 1%, a topical treatment for acne vulgaris.
     We began selling Soriatane in March 2004 after we acquired the U.S. product rights from Roche. We launched Evoclin commercially in December 2004 after we received product approval from the U.S. Food and Drug Administration, or FDA. Sales of Soriatane and Evoclin contributed significantly to our revenue growth in 2004 and into 2005.
     On June 13, 2005, we announced that the FDA issued a non-approvable letter dated June 10, 2005 for our acne product candidate Velac®. The FDA based its decision on the fact that “a positive carcinogenicity signal was detected in a Tg.AC mouse dermal carcinogenicity study.” We saw no signs in our clinical trials that the mouse study was predictive of human results. We continue to work with the FDA to determine if and how Velac may be approved at some future date.
     On August 15, 2005, we announced the positive outcome of our Phase III clinical trial evaluating Desiluxtm (desonide) VersaFoam-EF, 0.05%, a low-potency topical steroid formulated in our proprietary emollient foam delivery vehicle to treat atopic dermatitis. The data from the trial demonstrate a consistently robust and highly statistically significant treatment effect for Desilux compared to placebo foam on the primary trial composite endpoint evaluating improvement in the Investigator’s Static Global Assessment (ISGA), erythema and induration/papulation.
     On October 3, 2005, we announced positive clinical trial results with Primolux (clobetasol propionate) Versafoam-EF, 0.05%. The trial is one of two clinical trials required for the product candidate. We announced that we anticipate the second trial will be completed in the fourth quarter of 2005.
     On October 3, 2005, we also announced commencement of a Phase III Trial for Extina® (ketoconazole) VersaFoam-HF, 2%, to treat seborrheic dermatitis. The trial will be powered to demonstrate superiority to placebo foam, consistent with several meetings we had with the FDA.
     On October 20, 2005, we filed a patent infringement lawsuit against Agis Industries (1983) Ltd., which has since been renamed Perrigo Israel, a wholly-owned subsidiary of Perrigo Company. The lawsuit was filed in response to Agis’s submission to the FDA of an abbreviated new drug application, or ANDA, for a generic version of clobetasol propionate foam, 0.05%. We market this drug product under the brand name OLUX® (clobetasol propionate) Foam 0.05%. Our lawsuit, filed in the U.S. District Court for the District of New Jersey, seeks, among other things, a finding that Agis’s proposed generic drug infringes our patent covering corticosteroids delivered in form, and requests that any approval of the Agis ANDA not be declared effective until after this patent expires on March 2, 2016.

     On October 31, 2005, our Board of Directors authorized the repurchase of up $50 million of our common stock. Under the repurchase program, these shares of the Company’s common stock may be repurchased from time to time in both privately negotiated and open market transactions or under Rule 10b5-1 of the Securities Exchange Act of 1934 for a period of up to one year, subject to management’s evaluation of market conditions, applicable legal requirements and other factors. The repurchase program does not require us to purchase a specific number of shares. As of November 8, 2005, we had repurchased 300,000 shares of our common stock in open market transactions for $3.6 million.
     On November 8, 2005, we entered into a written trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate the repurchase of a portion of our common stock that is subject to the share repurchase program authorized by our Board of Directors on October 31, 2005. A broker selected by the Company will have the authority under terms and limitations specified in the 10b5-1 plan to repurchase shares on our behalf under our repurchase program. Purchases may be made under the 10b5-1 plan beginning November 9, 2005.
Critical Accounting Policies
     We have made no material changes to our critical accounting policies, which are included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations
Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(In thousands)		(In thousands)
	2005	2004	2005	2004
Product revenues:
Soriatane	$23,077	$14,724	$58,992	$35,518
OLUX	17,323	15,962	47,148	45,555
Luxíq	7,014	6,281	18,503	17,366
Evoclin	7,724	—	17,828	—
Other	45	32	141	125

Total product revenues	55,183	36,999	142,612	98,564
Royalty and contract revenues:
Royalty	158	58	386	1,583
Contract	—	287	83	432

Total royalty and contract revenues	158	345	469	2,015

Total revenues	$55,341	$37,344	$143,081	$100,579

     We recorded product revenues of $55.2 million for the three months ended September 30, 2005, compared to $37.0 million for the three months ended September 30, 2004, for an increase of $18.2 million or 49%. The increase in product revenues is primarily attributable to the introduction of two new products, Soriatane in March 2004, which accounted for $8.4 million of the incremental revenue, and Evoclin in December 2004, which accounted for $7.7 million of the incremental revenue. The year to year increase in product revenues for Soriatane is primarily related to a $7.0 million reduction of estimated reserves for returns and government rebates recorded from the time of acquisition through June 30, 2005. We began selling Soriatane in March 2004 after we acquired the U.S. product rights from Roche, and we recorded revenue reserves for estimated returns and government rebates based on information available to us at the time. In September and October 2005, Roche provided us with additional returns and government rebate information not previously available to us. As part of the process of evaluating our estimates for returns and rebates, we used the new information from Roche together with our own returns and rebate experience, and as a result reversed $7.0 million of reserves for Soriatane. This reversal resulted in an increase in Soriatane product revenue for the three and nine months ended September 30, 2005 of the same amount and increased our diluted earnings per share by $0.16 for the three months ended September 30, 2005. The remaining increase in product revenue is primarily related to price increases in August 2004 and March 2005.
     For the nine months ended September 30, 2005, our product revenues were $142.6 million compared to $98.6 million for the nine months ended September 30, 2004, for an increase of $44.0 million or 45%. The increase in product revenues is attributable to sales of Soriatane and Evoclin, which accounted for $23.5 million and $17.8 million of the increase, respectively. The $7.0 million related to the reduction of the estimated reserves for Soriatane returns and government rebates discussed above, are also included in the Soriatane increase reflected for the nine months ended September 30, 2005. This adjustment increased our diluted earnings per share by $0.16 for the nine months ended September 30, 2005. These increases are partially offset by the additional returns reserve for OLUX recorded in the second quarter totaling $2.3 million which decreased our diluted earnings per share by $.05 for the nine months ended September 30, 2005.
     Royalty and contract revenues were $158,000 and $469,000 for the three and nine months ended September 30, 2005, compared to $345,000 and $2.0 million for the three and nine months ended September 30, 2004. Royalty and contract revenues were lower in 2005 compared to the same period in the prior year primarily because the first quarter of 2004 includes a final royalty payment of $1.2 million made by S.C. Johnson.
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

     We recorded cost of product revenues of $4.2 million for the three months ended September 30, 2005, compared to $3.1 million for the comparable period in 2004, for an increase of $1.1 million or 35%. The increase was primarily due to $0.5 million in increased production costs related to Evoclin, which was launched in December 2004, and $0.4 million of increased overhead costs allocated to cost of finished goods sold, partially offset by $0.4 million of decreased royalty payments owing to Roche in connection with Soriatane sales to a U.S.-based distributor that exports branded pharmaceuticals to select international markets.
     For the nine months ended September 30, 2005 and 2004, our cost of product revenues were $12.9 million and $8.2 million, respectively, for an increase of $4.7 million or 57%. The increase was primarily due to $1.7 million of increased production costs relating to our new products Soriatane and Evoclin, $2.5 million of increased overhead costs allocated to cost of finished goods sold and $0.5 million related to increased inventory reserves and write-offs.
Amortization of Intangible Assets
     Amortization expenses were $3.4 million for the three months ended September 30, 2005 and $10.2 million for the nine months ended September 30, 2005, compared to $3.4 million and $8.1 million, respectively, for the comparable periods in 2004. The $2.1 million increase for the nine months ended September 30, 2005 over the same period in 2004 is the result of seven months’ amortization of the Soriatane product rights acquired in March 2004 compared to three full quarters in 2005.
Research and Development
     Our research and development, or R&D, expenses include costs of personnel to support our R&D activities, costs of preclinical studies, costs of conducting our clinical trials (such as clinical investigator fees, monitoring costs, data management and drug supply costs), external research programs, and an allocation of facilities costs. Year to year changes in R&D expenses are primarily due to the timing and size of particular trials.
     R&D expenses were $8.4 million for the three months ended September 30, 2005, compared to $6.2 million for the three months ended September 30, 2004, for an increase of $2.2 million or 35%. For the nine months ended September 30, 2005 and 2004, R&D expenses were $23.2 million and $15.7 million, respectively, for an increase of $7.5 million or 48%. The increased expenses are primarily attributable to increased clinical trial activity in 2005 as compared to 2004 representing $1.0 million and $4.6 million for the three and nine months ended September 30, 2005, respectively. The increase was also attributable to increased headcount costs of $0.4 million and $1.4 million, respectively, in the three and nine months ended September 30, 2005 compared to the same periods in 2004.
Selling, General and Administrative Expenses
     Our selling, general and administrative, or SG&A, expenses include sales and marketing activities as well as expenses and costs associated with finance, legal, insurance, marketing, sales, and other administrative matters.
     We recorded SG&A expenses of $23.7 million for the three months ended September 30, 2005, compared to $17.0 million for the comparable period in 2004, for an increase of $6.7 million or 39%. The increase primarily consists of $2.7 million in marketing and sales expenses such as tradeshows, $1.6 million in increased product samples and market research costs and $1.2 million in increased direct and indirect promotional activities costs. The increased costs also included $0.4 million in increased headcount costs in the marketing, general and administrative departments.
     We recorded SG&A expenses of $76.9 million for the nine months ended September 30, 2005 compared to $49.7 million for the comparable period in 2004 for an increase of $27.2 million or 55%. The increase primarily consists of $9.0 million in increased direct and indirect promotional activities costs, $9.3 million in marketing and sales expenses such as tradeshows, advertising and conventions, $3.7 million in increased product samples and market research costs, $2.5 million in increased headcount costs in the marketing, general and administrative departments and $1.0 million for increased legal and accounting fees.
Interest and other income (expense), net
     Interest income was $2.1 million for the three months ended September 30, 2005 and $4.5 million for the nine months ended September 30, 2005, compared to $0.3 million and $0.8 million for the three and nine months ended September 30, 2004, respectively. The increase in interest income during 2005 was the result of higher average cash and investment balances in connection with the cash proceeds related to the $200 million convertible senior notes issued in March 2005, as well as increased interest rates on investments.

     Interest expense was $2.0 million for the three months ended September 30, 2005, and $4.6 million for the nine months ended September 30, 2005, compared to $0.7 million and $2.1 million, respectively, for the three and nine months ended September 30, 2004. The increase in interest expense was primarily due to the sale of convertible senior notes in March 2005.
Income Taxes
     We recognized income tax expense of $0.5 million for the three months ended September 30, 2005, and $0.7 million for the nine months ended September 30, 2005, related primarily to U.S. Federal alternate minimum taxes and state income taxes, partially offset by a foreign tax benefit related to our activities in Australia and a $0.2 million reduction in tax due upon filing of the 2004 tax returns as compared to the 2004 provision previously recorded. By comparison, we recognized income tax expense of $0.1 million for the three months ended September 30, 2004, and $1.0 million for the nine months ended September 30, 2004. The tax provisions were primarily for U.S. Federal alternative minimum tax. We also recorded foreign tax provisions in the three and nine months ended September 30, 2004 of $0.1 million related to our Australian operations.
Liquidity and Capital Resources
Working Capital
     We have financed our operations to date primarily through proceeds from equity and debt financings, and product revenues. Cash, cash equivalents and marketable securities totaled $268.9 million at September 30, 2005, up from $72.4 million at December 31, 2004. The increase of $196.5 million was primarily due to receipt of the net cash proceeds of $193.0 million from the issuance of convertible senior notes, partially offset by a $35.0 million repurchase of our common stock. For a more complete description of the terms of the debt instruments and sales, refer to Note 4 in the Notes to Condensed Consolidated Financial Statements. Net operating activities generated $35.3 million of cash for the nine months ended September 30, 2005.
     Working capital at September 30, 2005 was $260.6 million compared to $71.2 million at December 31, 2004. This increase is primarily attributable to the receipt of proceeds described in the previous paragraph.
Capital Expenditures
     We made capital expenditures of $3.9 million to purchase property and equipment for the nine months ended September 30, 2005 compared to $4.1 million for the same period in 2004. The expenditures in 2005 were primarily for leasehold improvements on, and laboratory equipment purchased for, our new corporate headquarters, which we occupied at the end of February 2005. In addition, in 2004 we used $123.5 million in cash to acquire Soriatane product rights, including transaction-related costs.
Capital Resources
     We believe our existing cash, cash equivalents and marketable securities and cash generated from product sales will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the next 12 months. We cannot be certain what our future product revenues will be. Our product sales may be impacted by patent risks and competition from new products.
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

     In September 2005, we amended an existing manufacturing and supply agreement with one of our suppliers. In conjunction with the amendment, we committed to purchase a certain amount of product from January 1, 2005 to December 31, 2006. Accordingly, we issued open non-cancelable purchase orders to this supplier related to the committed amount. We had approximately $15.0 million in outstanding open purchase orders to this supplier as of September 30, 2005 versus $7.1 million at December 31, 2004. The amounts are not included in accounts payable as of September 30, 2005.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which requires companies to measure and recognize compensation expense for all stock-based awards at fair value. Stock-based awards include grants of employee stock options. SFAS 123R replaces Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” or SFAS 123, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires companies to recognize all stock-based awards to employees and to reflect those awards in the financial statements based on the fair values of the awards effective for all annual periods beginning after June 15, 2005. We are required to adopt SFAS 123R in our fiscal year beginning January 1, 2006. Beginning in 2006, therefore, the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative for reporting stock-based awards in our financial statements. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based awards, the amortization method for compensation cost, and the transition method to be used at date of adoption. The transition methods permit companies to adopt the model retroactively or prospectively. The prospective method would require that we record compensation expense for all unvested stock options and restricted stock at the beginning of the year of we adopt of SFAS 123R. Under the retroactive method, we would be permitted to restate prior periods either as of the beginning of the year of adoption or for all periods presented, and we would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We will utilize the prospective method to adopt SFAS 123R. We have not yet determined the impact of adopting SFAS 123R, or whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.
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
Our Business Strategy May Cause Fluctuating Operating Results
     Our operating results and financial condition may fluctuate from quarter to quarter and year to year depending upon the relative timing of events or uncertainties that may arise. For example, the following events or occurrences could cause fluctuations in our financial performance from period to period:
•	changes in the levels we spend to develop new product lines,

•	changes in the amounts we spend to promote our products,

•	the cost of litigation to protect our products or defend our intellectual property,

•	changes in treatment practices of physicians that currently prescribe our products,

•	changes in reimbursement policies of health plans and other similar health insurers, including changes that affect newly developed or newly acquired products,

•	increasing regulatory requirements that may affect timing of new product development and ultimate commercialization,

•	the development of new competitive products by others,

•	the mix of products that we sell during any time period,

•	increases in the cost of raw materials used to manufacture our products,

•	our responses to price competition,

•	costs of product distribution service agreements and potential changes;

•	forward-buying patterns by wholesalers that may result in quarterly swings in revenue reporting, and

•	fluctuations in royalties paid by third parties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in the reported market risks or foreign currency exchange risks from those we reported under Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2004.
Item 4. Controls and Procedures
     Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of Connetics’ disclosure controls and procedures. This evaluation was performed as of September 30, 2005. Our disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on their evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports. In addition, our CEO and CFO concluded that during the quarter ended September 30, 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On October 20, 2005, we filed a patent infringement lawsuit against Agis Industries (1983) Ltd., which has since been renamed Perrigo Israel, a wholly-owned subsidiary of Perrigo Company, in response to Agis’s submission to the FDA of an abbreviated new drug application, or ANDA, for a generic version of clobetasol propionate foam, 0.05%. We market this drug product under the brand name OLUXR (clobetasol propionate) Foam 0.05%.
     Our lawsuit, filed in the U.S. District Court for the District of New Jersey, seeks, among other things, a finding that Agis’s proposed generic drug infringes our patent covering corticosteroids delivered in form, and requests that any approval of the Agis ANDA not be declared until after this patent expires on March 2, 2016.
     This proceeding is still in the discovery stage and at present, we are unable to predict either the outcome or estimate the potential adverse financial and operational impact, if any, that might arise from this matter. As a result, no accrual for any adverse impact has been made in the accompanying financial statements.

Item 6. Exhibits

Exhibit
Number	Description
10.1*	Consulting Agreement dated August 22, 2005 between Connetics Corporation and G. Kirk Raab (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 24, 2005 and filed with the Commission on August 25, 2005)

10.2*	Non-Qualified Stock Option Agreement between Connetics Corporation and Scott William Meggs (previously filed as Exhibit 10.27 to the Company’s Form S-1 Registration Statement No. 333-125982 filed on August 26, 2005)

10.3*	Non-Qualified Stock Option Agreement between Connetics Corporation and Luis C. Peña (previously filed as Exhibit 10.28 to the Company’s Form S-1 Registration Statement No. 333-125982 filed on August 26, 2005)

10.4*	Non-Qualified Stock Option Agreement between Connetics Corporation and Claudette S. MacMillan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2005)

10.5*	Distribution Agreement between Connetics Corporation and AmerisourceBergen Drug Corporation dated September 30, 2005 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

Exhibit
Number	Description
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer ††

32.2	Section 1350 Certification of the Chief Financial Officer ††

*	Incorporated by this reference to the previous filing, as indicated.

††	The certifications attached as Exhibits 32.1 and 32.2 that accompany this quarterly report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Connetics Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

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
Executive Vice President, Finance and Corporate
Development and Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer and Duly Authorized Officer of the Registrant)
Date: November 9, 2005

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1*	Consulting Agreement dated August 22, 2005 between Connetics Corporation and G. Kirk Raab (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 24, 2005 and filed with the Commission on August 25, 2005)

10.2*	Non-Qualified Stock Option Agreement between Connetics Corporation and Scott William Meggs (previously filed as Exhibit 10.27 to the Company’s Form S-1 Registration Statement No. 333-125982 filed on August 26, 2005)

10.3*	Non-Qualified Stock Option Agreement between Connetics Corporation and Luis C. Peña (previously filed as Exhibit 10.28 to the Company’s Form S-1 Registration Statement No. 333-125982 filed on August 26, 2005)

10.4*	Non-Qualified Stock Option Agreement between Connetics Corporation and Claudette S. MacMillan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2005)

10.5*	Distribution Agreement between Connetics Corporation and AmerisourceBergen Drug Corporation dated September 30, 2005 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2005)

Exhibit
Number	Description
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer ††

32.2	Section 1350 Certification of the Chief Financial Officer ††

*	Incorporated by this reference to the previous filing, as indicated.

††	The certifications attached as Exhibits 32.1 and 32.2 that accompany this quarterly report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Connetics Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.