Form 10-K
period 2005-12-31
CONNETICS CORP
filed 2006-03-13
CIK 1004960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
Commission File Number: 0-27406
CONNETICS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-3173928
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3160 Porter Drive,	94304
Palo Alto, California	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(650) 843-2800
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value per share
Preferred Share Purchase Rights
(Title of class)
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐         No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer    ☐         Accelerated Filer    ☑         Non-Accelerated Filer    ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
      The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $444,000,000.00 based upon the closing sale price of the registrant’s common stock as reported on the Nasdaq National Market for such date. Shares of common stock held by each officer and director of the registrant and by each person who owns 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      There were 33,565,384 shares of registrant’s common stock issued and outstanding as of February 28, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
      Part III incorporates information by reference from the registrant’s definitive proxy statement for the 2006 Annual Meeting of Stockholders.

Forward-Looking Statements
      Our disclosure and analysis in this Report, in other reports that we file with the Securities and Exchange Commission, in our press releases and in our officers’ public statements contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors mentioned in this Report, such as governmental regulation and competition in our industry, will be important in determining future results. No forward-looking statement can be guaranteed, and actual results may vary materially from those anticipated in any forward-looking statement.
      You can identify forward-looking statements by the fact that they do not relate strictly to historical or current events. They use words such as “anticipate,” “estimate,” “expect,” “will,” “may,” “intend,” “plan,” “believe” and similar expressions in connection with discussion of future operating or financial performance. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we may not achieve these plans, intentions or expectations.
      Forward-looking statements in this Report include, but are not limited to, those relating to the commercialization of our currently marketed and anticipated products, the progress of our product development programs, developments with respect to clinical trials and the regulatory approval process, the results of our sales and marketing efforts, the outcome of contingencies such as legal proceedings, and financial results. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Report. In particular, this Report sets forth important factors that could cause actual results to differ materially from our forward-looking statements. These and other factors, including general economic factors and business strategies, and other factors we do not currently know, may be significant, now or in the future, and the factors set forth in this Report may affect us to a greater extent than indicated. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Report and in other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q. Except as required by law, we do not undertake any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.
PART I

Item 1.	Business
THE COMPANY
      References in this Report to “Connetics,” “the Company,” “we,” “our” and “us” refer to Connetics Corporation, a Delaware corporation, and its consolidated subsidiaries. Unless the context specifically requires otherwise, these terms include Connetics Australia Pty Ltd. and Connetics Holdings Pty Ltd.
      Connetics was incorporated in Delaware in February 1993. Our principal executive offices are located at 3160 Porter Drive, Palo Alto, California 94304 and our telephone number is (650) 843-2800. Connetics®, Luxíq®, OLUX®, Evoclin®, Extina®, Soriatane®, VersaFoam® and the seven interlocking “C’s” design are registered trademarks, and LiquipatchTM, VersaFoam-EFTM, DesiluxTM and PrimoluxTM are trademarks, of Connetics. Velac® is a registered trademark of Astellas Pharma Europe B.V. (formerly Yamanouchi Europe B.V.); Rogaine® is a registered trademark of Pfizer, Inc. (formerly Pharmacia Corporation); Lamisil® is a registered trademark of Novartis Consumer Health SA. All other trademarks or service marks appearing in this Report are the property of their respective companies. We disclaim any proprietary interest in the marks and names of others.

      Connetics is a specialty pharmaceutical company that develops and commercializes products for the medical dermatology marketplace. This marketplace is characterized by a large patient population that is served to a large extent by a relatively small, and therefore accessible, number of treating physicians, principally dermatologists and pediatricians. We currently market four pharmaceutical products, Luxíq® (betamethasone valerate) Foam, 0.12%, OLUX® (clobetasol propionate) Foam, 0.05%, Soriatane® (acitretin), and Evoclin® (clindamycin) Foam, 1%. Our experienced sales and marketing professionals promote the clinically proven therapeutic advantages of our products and provide high quality customer service to physicians and other healthcare providers.
      Dermatological diseases often persist for an extended period of time and are treated with various clinically proven drugs that are delivered in a variety of formulations. Topical drugs have traditionally included lotions, creams, gels and ointments. These topical delivery systems often inadequately address a patient’s needs for efficacy, ease of use and cosmetic elegance, and the failure to address those needs can adversely impact patient compliance.
      VersaFoam®, the proprietary foam delivery system used in OLUX Foam, Luxíq Foam and Evoclin Foam, has significant advantages over conventional therapies for dermatological diseases. The foam formulation liquefies when applied to the skin, and enables the active therapeutic agent to penetrate rapidly. When the foam is applied, it dries quickly and leaves minimal residue, and no stains or odor. We believe the cosmetic elegance of the foam improves patient compliance and satisfaction. In market research sponsored by Connetics, more than 80% of patients said they preferred the foam to other topical delivery vehicles.
      Luxíq Foam competes in the mid-potency topical steroid market while OLUX Foam competes in the high- and super-high potency topical steroid market. According to NDC Healthcare, or NDC, for the 12 months ended December 2005, the value of the total retail topical steroid market was $1 billion. We acquired the exclusive U.S. rights to Soriatane from Hoffmann-La Roche, Inc., or Roche, in March 2004. Soriatane is an approved oral therapy for the treatment of severe psoriasis in adults. According to NDC, the value of the entire retail market for psoriasis was $875 million in 2005. Evoclin is approved for the treatment of acne vulgaris, and competes in the topical antibiotics market for the treatment of acne. For the 12 months ended December 2005, NDC reported that this market totaled $599 million. We received approval from the Food and Drug Administration, or FDA, in October 2004 and launched Evoclin commercially in December 2004.
      We have one New Drug Application, or NDA, under review by the FDA, and two other product candidates for which we expect to file NDAs during 2006. In November 2005, we submitted an NDA for Desiluxtm Foam, a low-potency topical steroid for the treatment of atopic dermatitis, formulated with 0.05% desonide in our proprietary emollient foam delivery vehicle, VersaFoam-EFtm. In January 2006, the FDA accepted the NDA for filing with a user fee date of September 21, 2006. In September and November 2005, we completed two Phase III clinical trials designed to evaluate Primoluxtm Foam, a super high-potency topical steroid, formulated with 0.05% clobestasol propionate in our proprietary emollient foam delivery vehicle. We plan to submit an NDA for Primolux Foam in the first quarter of 2006. In July 2003, we submitted an NDA for Extina® Foam, an investigational new drug formulation of 2% ketoconazole formulated using our proprietary platform foam delivery vehicle for the treatment of seborrheic dermatitis. In November 2004, we received a non-approvable letter from the FDA for Extina Foam based on its conclusion that, although Extina Foam demonstrated non-inferiority to the comparator drug currently on the market, it did not demonstrate statistically significant superiority to placebo foam. Following continued discussions with the FDA, we initiated a Phase III trial of Extina Foam in September 2005, intended to demonstrate that Extina Foam is superior to placebo foam. Pending positive results from this Phase III trail, we anticipate submitting a Class 2 Resubmission for Extina Foam to the FDA by the end of 2006.
      We also continue to work with the FDA to obtain approval of Velac® Gel, a combination of 1% clindamycin and 0.025% tretinoin, for the treatment of acne. Following the positive clinical outcomes associated with multiple clinical trials, we submitted an NDA to the FDA for Velac Gel in August 2004.

The FDA accepted the NDA for filing in October 2004 with a user fee goal date of June 25, 2005. On June 10, 2005, the FDA issued a non-approvable letter for Velac Gel, citing that “a positive carcinogenicity signal was detected in a Tg.AC mouse dermal carcinogenicity study.” Nothing in our clinical trials indicated that the mouse study was predictive of human results. We are continuing to work with the FDA to obtain approval of Velac Gel at some future date.
      We continue to develop and formulate new product candidates by leveraging the experience and expertise of our wholly owned subsidiary, Connetics Australia, and Connetics’ Center for Skin Biology, or “CSB,” which we established in 2001 at no additional cost. The CSB, which is a segment of our product development group staffed by Connetics employees, explores ways to optimize drug penetration, distribution, and efficiency at the targeted treatment site on the skin, and assesses novel formulations and new delivery technologies. The CSB assists in the continued development of innovative topical dermatology products through rigorous scientific evaluation of products and product candidates. The CSB presents us with the opportunity to explore how topical drugs interact with and penetrate the skin. We believe this novel approach to drug development is a key part of our innovation and enables us to bring even more effective and novel treatments to our product platform and the dermatology market.
      We own worldwide rights to a number of unique topical delivery systems, including several distinctive aerosol foams. We have leveraged our broad range of drug delivery technologies by entering into the following royalty-bearing license agreements with several well-known pharmaceutical companies around the world.

•	LiquipatchTM. In 2001, we entered into a global licensing agreement with Novartis Consumer Health SA for the use of our Liquipatch drug-delivery system in topical antifungal applications. Novartis anticipates initial European launch of a product using the Liquipatch technology in 2006.

•	Rogaine® Foam. In 2002, we entered into a license agreement with Pfizer, Inc. (formerly Pharmacia Corporation) pursuant to which we granted Pfizer exclusive global rights, excluding Japan, to our proprietary foam drug delivery technology for use with Pfizer’s Rogaine hair loss treatment. The FDA approved Rogaine Foam in January 2006. Pfizer has not yet announced its launch plans.

•	OLUX Foam. In September 2004, we entered into a license agreement granting Pierre Fabre Dermatologie exclusive commercial rights to OLUX for Europe, excluding Italy, where the product is licensed to Mipharm S.p.A. The license agreement with Pierre Fabre also grants marketing rights for certain countries in South America and Africa. Pierre Fabre will market the product under different trade names. Under the terms of the license agreement with Pierre Fabre, we received an upfront license payment, and will receive milestone payments and royalties on product sales. Pierre Fabre will be responsible for costs associated with product manufacturing, sales, marketing, and distribution in its licensed territories. Pierre Fabre anticipates an initial launch of OLUX in select European markets in 2006.
OUR STRATEGY
      Our principal business objective is to be a leading specialty pharmaceutical company focused on providing innovative treatments in the field of medical dermatology. To achieve this objective, we pursue a commercial strategy of maximizing product sales by leveraging novel delivery technologies, accelerating the processes of getting products to market, managing the risks of product development where possible, and identifying and targeting specific market opportunities where there are unmet needs.
      We describe our development paradigm as a “4:2:1 model.” We strive in any given year to have four product candidates in product formulation, two product candidates in late-stage clinical trials, and one product or new indication launched commercially. We fuel our product pipeline by a combination of internally developing product candidates and in-licensing novel products that fit with our broader strategy. Key elements of our business and commercialization strategy include the following:

•	Maximizing Commercial Opportunities for Our Marketed Products. We have a focused sales force dedicated to establishing our products as the standard of care for their respective indications. Our commercial strategy is to call on those medical professionals in dermatology who are most likely to prescribe products for the treatment of skin diseases or conditions. The reach of our dermatology sales force allows us to effectively reach approximately 98% of our dermatology target audience in 2005. With the acquisition of the PediaMed Pharmaceuticals, Inc. sales force, we have added 87 individuals who, beginning in February 2006, will be targeting those pediatricians who prescribe dermatology products for the treatment of skin diseases or conditions.

•	Advancing the Development of Novel Dermatology Drugs. We plan to continue to leverage our investment in Connetics Australia and the CSB to enhance our ability to develop novel products and drug delivery technologies for the dermatology market.

•	Broadening Our Product Portfolio Through Development, License or Acquisition. We believe we can leverage our dermatology-dedicated product development and commercial activities by acquiring or licensing additional products for the dermatology market. We regularly evaluate the licensing or acquisition of additional product candidates. We may also acquire additional technologies or businesses that we believe will enhance our research and development or commercial capabilities.

•	Selective Collaborations that Leverage Our Technology. As we expand certain aspects of our development pipeline and delivery technologies, we may partner with pharmaceutical or biotech companies to gain access to additional marketing expertise, such as over-the-counter or non-U.S. markets, or physician groups on whom we do not currently call. Our approach to partnership will be on a selective basis, seeking to maintain the highest possible value of our products and product candidates.
OUR PRODUCTS
OLUX and Luxíq Foams
      OLUX Foam is a foam formulation of clobetasol propionate, one of the most widely prescribed super high-potency topical steroids. OLUX Foam has been proven to deliver rapid and effective results for scalp dermatoses, and for scalp and non-scalp psoriasis. Luxíq Foam is a foam formulation of betamethasone valerate, a mid-potency topical steroid prescribed for the treatment of mild-to-moderate steroid-responsive scalp dermatoses such as psoriasis, eczema and seborrheic dermatitis. Topical steroids are used to treat a range of dermatoses, for which approximately 30 million steroid prescriptions are written annually. While the topical steroid market is highly fragmented, we believe OLUX Foam is the number one branded super-high potency topical steroid prescribed by U.S. physicians, and Luxíq Foam is the number one branded mid-potency topical steroid by retail sales and the third most commonly prescribed mid-potency topical steroid by U.S. dermatologists in 2005. Net product revenues for OLUX Foam were $61.8 million in 2005, $61.9 million in 2004, and $47.5 million in 2003. Net product revenues for Luxiq Foam were $24.1 million in 2005, $23.6 million in 2004, and $18.9 million in 2003.
      We began selling OLUX Foam in November 2000 for the short-term, topical treatment of inflammatory and pruritic manifestations of moderate to severe corticosteroid-responsive scalp dermatoses. In December 2002, the FDA approved our supplemental New Drug Application, or sNDA to market OLUX Foam for the treatment of mild to moderate non-scalp psoriasis. We have been selling Luxíq Foam commercially in the U.S. since 1999.
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

Severity of disease and quality of life were evaluated using several tools, including the Psoriasis Area Severity Index, or PASI, and the Dermatology Life Quality Index. The trial showed that the increased improvement in clinical severity, decreased application time, and increased perception of relative efficacy, combined with similar cost of treatment, suggest that OLUX Foam is a better choice than cream and lotion for some patients. This study supports our belief that the ease of use and cosmetic elegance of our proprietary foam delivery system improves patient compliance and yields better treatment results than the same active ingredient in other formulations.
      OLUX Foam has been approved for sale in the European Union. Mipharm holds a license to market OLUX Foam in Italy and the U.K., and we anticipate receiving milestone payments and royalties on future product sales in that territory. In September 2004, we entered into a license agreement granting Pierre Fabre exclusive commercial rights to OLUX Foam for certain European markets, and for certain countries in South America and Africa. Pierre Fabre anticipates an initial launch of OLUX Foam in select European markets in 2006 under different trade names. According to IMS Health Incorporated, the European high and super-high-potency steroid market is currently estimated at approximately $348 million.
Soriatane
      In March 2004, we acquired from Roche the exclusive U.S. rights to Soriatane-brand acitretin, a once-a-day oral retinoid approved in the U.S. for the treatment of severe psoriasis in adults. Under the terms of the purchase agreement, we paid Roche $123.0 million in cash. We also assumed certain liabilities in connection with returns, rebates and chargebacks, and bought Roche’s then-existing inventory of existing product, active pharmaceutical ingredient, and product samples.
      The National Psoriasis Foundation estimates that approximately 4.5 million people in the U.S. suffer from psoriasis and that approximately one million of these individuals seek treatment. Most cases are treated with topical steroids, while the more severe cases are increasingly treated with systemic (oral or injectable) treatments. Soriatane is approved for the treatment of severe psoriasis, and has been studied in plaque, guttate, erythrodermic, palmar-plantar and pustular psoriasis. Soriatane is the only treatment approved for both initial and maintenance psoriasis therapy. It is supplied as 10 mg and 25 mg capsules. Roche received FDA approval for Soriatane in 1997 and, although its patent protection ended in 1996, there are currently no generic competitors in the marketplace and we do not expect any to enter the marketplace in 2006. Soriatane is currently the only oral retinoid indicated for psoriasis in the U.S. Net product revenues for Soriatane were $72.6 million in 2005 and $53.6 million 2004.
      In addition to U.S. sales of Soriatane, we sell product by agreement with Roche to a U.S.-based distributor that exports branded pharmaceutical products to certain international markets. Product sold to this distributor is not permitted to be resold in the U.S. We pay a royalty to Roche on Soriatane sales to this distributor.
      In 2005, we continued working with the FDA to augment Soriatane’s Risk Management Program while maintaining access of this important treatment to psoriasis sufferers. Because Soriatane may cause serious birth defects, we are working to enhance preventative measures already in place to ensure proper prescribing, counseling and pregnancy testing in women of childbearing potential that are prescribed Soriatane as last resort for severe psoriasis. Women who are pregnant or might become pregnant during therapy or within three years after stopping therapy should not take Soriatane. Less frequent but potentially serious adverse events that have been reported include liver toxicity, pancreatitis and increased intracranial pressure, as well as bone spurs, alteration in lipid levels, possible cardiovascular effects and eye problems. In December 2004, we discontinued our sampling program at the FDA’s request, due primarily to concerns that women of childbearing potential would have access to the drug without participating in the Risk Management Program.
Evoclin Foam
      Evoclin Foam is a foam formulation of 1% clindamycin for the treatment of acne vulgaris. Evoclin Foam is Connetics’ first commercial product that addresses the acne market. According to the National

Institute of Arthritis, Musculoskeletal and Skin Disorders, in the U.S. an estimated 17 million people are affected by acne annually, and an estimated 5.8 million people visited a physician for treatment during the 12 months ended September 2005. Industry sources indicate that the topical acne market is the largest segment of the U.S. dermatology market, generating approximately $1.3 billion in prescriptions in 2005, and that the active ingredient clindamycin is one of the most widely prescribed for acne in the U.S., with total revenues over $500 million in 2005.
      Acne can be treated topically or systemically. Evoclin Foam competes primarily in the topical antibiotic acne market, representing approximately $599 million in U.S. prescriptions during the 12 month period ended December 2005. We received FDA approval to market Evoclin Foam in October 2004 and began selling the product in December 2004 in 50g and 100g trade unit sizes. Net product revenues for Evoclin Foam were $24.7 million in 2005 and $2.9 million for the fourth quarter of 2004. Evoclin Foam is contraindicated in individuals with a history of hypersensitivity to preparations containing clindamycin or lincomycin, a history of regional enteritis or ulcerative colitis, or a history of antibiotic-associated colitis.
PRODUCT CANDIDATES AND CLINICAL TRIALS
      Our product candidates must go through extensive clinical evaluation and clearance by the FDA before we can sell them commercially. Our development model anticipates that we will conduct simultaneous studies on several products at a given time; however, we regularly re-evaluate our product development efforts. On the basis of these re-evaluations, we have in the past, and may in the future, abandon development efforts for particular products. Not all products or technologies under development will result in the successful introduction of a new product.
Desilux Foam
      In September 2004, we commenced the Phase III clinical program for Desilux Foam, a low-potency topical steroid, formulated with 0.05% desonide in our proprietary emollient foam delivery vehicle. Desilux Foam is the first drug candidate for which we are seeking a pediatric label. The Phase III clinical program focused on atopic dermatitis, and on August 15, 2005, we announced the positive outcome of the clinical trial. The data from the trial demonstrate a consistently robust and highly statistically significant treatment effect for Desilux Foam compared to placebo foam on the primary trial composite endpoint evaluating improvement in the Investigator’s Static Global Assessment, or ISGA, erythema and induration/papulation. The data from the trial also demonstrated that Desilux Foam was safe and well tolerated, with the most frequently observed side effects mild in nature and largely limited to application site reactions.
      In November 2005, we submitted an NDA for Desilux Foam to the FDA. In January 2006, the FDA accepted the NDA for filing with a user fee goal date of September 21, 2006. We anticipate receiving FDA approval of Desilux Foam in September 2006.
Primolux Foam
      In March and April, 2005, we commenced Phase III clinical trials to evaluate Primolux Foam, a super high-potency topical steroid, formulated with 0.05% clobetasol propionate in our proprietary emollient foam delivery vehicle, VersaFoam-EFtm. The Primolux Foam clinical program consisted of two Phase III trials, one focusing on psoriasis and the other on atopic dermatitis. The psoriasis trial was completed with positive results in September 2005 and the atopic dermatitis trial was completed with positive results in November 2005. In both psoriasis and atopic dermatitis, Primolux Foam demonstrated significant positive results for all endpoints. We plan to submit an NDA to the FDA for Primolux Foam in the first quarter of 2006.
Extina Foam
      In April 2003, we announced summary results from our Phase III clinical trial with Extina Foam, a foam formulation of a 2% concentration of the antifungal drug ketoconazole for the treatment of seborrheic dermatitis. Ketoconazole is used to treat a variety of fungal infections, including seborrheic dermatitis, a chronic, recurrent skin condition. Industry sources estimate that seborrheic dermatitis affects 3-5% of the U.S. population. It usually involves the scalp, but also can affect the skin on other parts of the body, including the face and chest. The symptoms of seborrheic dermatitis include itching, redness and scaling. In 2005 an estimated 1.1 million patients sought physician treatment for seborrheic dermatitis. Extina Foam is intended to compete primarily in the topical antifungal market, which industry sources estimate represented approximately $735 million in U.S. prescriptions in 2005.
      The Extina Foam clinical program consisted of a pivotal trial and two smaller supplemental clinical studies required by the FDA. As designed, the trial results demonstrated that Extina Foam was not inferior to Nizoral® (ketoconazole) 2% cream as measured by the primary endpoint of ISGA. The trial was also designed to compare Extina Foam to placebo foam per the ISGA. The result, although in favor of Extina Foam, did not achieve statistical significance. On all other endpoints, statistical significance was achieved; therefore, based on our belief that the totality of the data demonstrated that Extina Foam was clinically superior to placebo foam, we submitted an NDA to the FDA in July 2003.
      In November 2004, the FDA issued a non-approvable letter for Extina Foam based on its conclusion that, although Extina Foam demonstrated non-inferiority to the comparator drug currently on the market, it did not demonstrate statistically significant superiority to placebo foam. Following continued discussions with the FDA, we recommenced development of Extina Foam by initiating a Phase III trial in September 2005 intended to demonstrate that Extina Foam is superior to placebo foam. Pending positive results from this Phase III trial, we expect to submit a Class 2 Resubmission for Extina Foam to the FDA by the end of 2006.
Velac Gel
      In December 2002, we initiated a Phase III program for Velac Gel, a combination of 1% clindamycin and 0.025% tretinoin, for the treatment of acne. The Velac Gel clinical program consisted of two pivotal trials designed to demonstrate superiority to the individual drug products, and two smaller supplemental clinical studies required by the FDA. We completed enrollment of both pivotal trials in late 2003, enrolling over 2,200 patients, and announced in March 2004 the positive outcome of the Phase III clinical trials. The data from each trial demonstrated a statistically superior treatment effect for Velac Gel compared with clindamycin gel, tretinoin gel and placebo gel on both of the primary endpoints. An analysis of the combined data from the clinical trials demonstrated similar results to the individual trials. The data from these trials also demonstrated that Velac Gel was safe and well tolerated, with the most commonly observed adverse effects being application site reactions such as burning, dryness, redness and peeling.
      We submitted an NDA to the FDA for Velac Gel in August 2004. The FDA accepted the NDA for filing in October 2004 with a user fee goal date of June 25, 2005. On June 10, 2005, the FDA issued a non-approvable letter for Velac Gel, citing that “a positive carcinogenicity signal was detected in a Tg.AC mouse dermal carcinogenicity study.” Nothing in our clinical trials indicated that the mouse study was predictive of human results. We are continuing to work with the FDA to obtain approval of Velac Gel at some future date.
Other Pipeline Formulations
      In addition to the product candidates described above, we are developing foam technology for other disease indications. As part of our development model, we strive to have four product candidates in product formulation at any given time, so we have the flexibility in determining which two to move into human clinical trials. Our most promising preclinical candidates include an emulsion foam formulation of calcipotriene, a vitamin-D analog, for treatment of psoriasis; an aqueous foam formulation for the combination of clindamyacin and benzoyl peroxide in acne; and a topical formulation of acitretin (the active ingredient in Soriatane) for psoriasis. We are also exploring various product formulations for Liquipatch, which is described in more detail below under “Royalty-Bearing Products and Licensed Technology — Liquipatch.”

ROYALTY-BEARING PRODUCTS AND LICENSED TECHNOLOGY
      Foam Technology. We are a party to a license agreement with Pfizer, Inc. (formerly Pharmacia Corporation) pursuant to which we granted Pfizer exclusive global rights, excluding Japan, to our proprietary foam drug delivery technology for use with Pfizer’s Rogaine hair loss treatment. The license with Pfizer will expand the reach of the foam vehicle to the non-prescription (over-the-counter) pharmaceutical market. Under the agreement, Pfizer paid us an initial licensing fee, and agreed to pay us additional fees when it achieves specified milestones, plus a royalty on product sales. We recognized $1.0 million under the agreement during 2002 related to license fees and milestone payments. During 2003, 2004 and 2005, we recognized $86,000, $11,000 and $8,000, respectively, in license fees related to development costs. Pfizer is responsible for most product development activities and costs. Unless terminated earlier, the agreement with Pfizer will terminate on the first date on which all of Pfizer’s obligations to pay royalties have expired or been terminated. In general, in each country (excluding Japan) where the manufacture, importation, distribution, marketing, sale or use of the product would infringe any of our issued patents covered by the agreement, Pfizer’s obligation to pay patent royalties with respect to that country will expire automatically when the last of our patents to expire (or to be revoked) in that country actually expires (or is expired). One U.S. patent has been issued covering the minoxidil foam technology, and we have additional applications pending in this field. In January 2006, Pfizer received approval from the FDA to sell its Rogaine hair loss treatment using our proprietary foam drug delivery technology in the U.S., and is obligated to pay us royalties on future product sales.
      We are a party to a number of other agreements relating to foam technology. We have licensed the technology of betamethasone valerate foam to Celltech plc in Europe, and Celltech licensed the worldwide rights to their patent on the steroid foam technology to us. In 2003, we bought the rights to the U.S. patent from Celltech. In May 2004, Celltech was acquired by UCB Pharma, or UCB, a subsidiary of UCB Group. We pay UCB royalties on all sales worldwide of foam formulations containing steroids. UCB markets its product as Bettamousse® (the product equivalent of Luxíq), and UCB paid us royalties for its sales under the betamethasone valerate foam license through April 2003, at which time its royalty obligation under the contract ceased. We have license agreements with Bayer (in the U.S.) and Pfizer and Mipharm (internationally) for the use of pyrethrin foam for head lice. The head lice product is marketed as RID® in the U.S., as Banlice® in Australia, and as Milice® in Italy. We receive royalties on sales of those products. In February 2004, we entered into an agreement to license ketoconazole foam to Mipharm in exchange for an initial fee of $90,000, plus future milestone and royalty payments. In 2004 and 2005, on a consolidated basis, we received $244,000 and $359,000, respectively, in royalties for foam-based technology.
      As discussed above under “OLUX and Luxíq Foams,” we licensed the commercial rights to Mipharm to market and sell OLUX Foam in Italy and the U.K., and we will receive milestone payments and royalties on future product sales. We have received $309,000 under the agreement through December 31, 2005. Based on the minimum royalty provisions in the agreement and assuming the agreement stays in force through 2021, the aggregate potential minimum royalties under the contract are $975,000. Unless terminated earlier, the agreement with Mipharm will terminate on the later of September 2021 and the last expiration date of the patents covering the aerosol mousse technology, which is currently 2015. We have also granted exclusive commercial rights to Pierre Fabre to market and sell OLUX Foam in Europe, excluding Italy and the U.K., and certain countries in South America and Africa. Under the terms of the license, we received an upfront license payment of $250,000 in 2004, and we will receive milestone payments and royalties on product sales. Additional milestone and royalty payments are due in the future upon product approval and products sales.
      Liquipatch. We have agreements with Novartis to develop Liquipatch for various indications. Liquipatch is a multi-polymer gel-matrix delivery system that applies to the skin like a normal gel and dries to form a very thin, invisible, water-resistant film. This film enables a controlled release of the active agent, which we believe provides a longer treatment period. In June 2001, we entered into a global licensing agreement with Novartis for the Liquipatch drug-delivery system for use in topical antifungal applications. The agreement followed successful pilot development work and gives Novartis the exclusive, worldwide right to use the Liquipatch technology in the topical antifungal field. In March 2002, Novartis paid $580,000 to exercise its then-existing option to expand the license agreement. We received no payments from Novartis under the license agreement in 2003 and milestone payments of $81,000 and $386,000 in 2004 and 2005, respectively. Novartis has paid an aggregate of $1.1 million under the agreement as of December 31, 2005. Novartis is responsible for all development costs. Unless terminated earlier, either party may terminate the agreement after the expiration of one or more claims within a patent covered by the agreement with respect to the relevant country (which claim has not been declared to be invalid or unenforceable by a court of competent jurisdiction) or after the eighth anniversary of the first market introduction of the product in countries without such a claim. The expiration date of the last patent to expire is currently 2017. Novartis received approval in the fourth quarter of 2005 to sell Liquipatch in certain European countries and is obligated to pay us royalties on future product sales.
      Actimmune®. We have an agreement with InterMune, Inc. pursuant to which InterMune pays us royalties for sales of Actimmune (gamma interferon). We recorded $358,000, $330,000 and $209,000 in royalty revenue related to Actimmune sales in 2003, 2004 and 2005, respectively.
SALES AND MARKETING
      We have an experienced, highly productive sales and marketing organization, which is dedicated to the field of dermatology. As of February 28, 2006, we had 248 employees in our sales and marketing organization, including 217 field sales directors and representatives. Since a relatively small number of physicians write the majority of prescriptions for dermatological indications, we believe the size of our sales force is currently appropriate to reach our target physicians.
      Our marketing efforts are focused on assessing and meeting the needs of dermatologists, pediatricians, residents, dermatology nurses, and physicians’ assistants. Our sales representatives strive to cultivate relationships of trust and confidence with the healthcare professionals they call on. In 2005, our sales force called on nearly 10,000 U.S. dermatologists and dermatology medical professionals who were responsible for approximately 70% of all topical corticosteroid prescriptions and approximately 90% of all topical acne prescriptions written by dermatologists in the U.S. To achieve our marketing objectives, we use a variety of advertising, promotional material (including journal advertising, promotional literature, and rebate coupons), specialty publications, participation in educational conferences, support of continuing medical education activities, and advisory board meetings, as well as product internet sites to convey basic information about our products and our company. Our corporate website at www.connetics.com includes information about the Company as well as descriptions of ongoing research, development and clinical work. Our product websites, at www.olux.com, www.luxiq.com, www.soriatane.com, and www.evoclin.com provide information about the products and their approved indications, as well as copies of the full prescribing information, the patient information booklet, and additional product information. On the websites for our topical products we also offer downloadable rebate coupons.
      On January 10, 2006, we announced the acquisition of the sales organization of PediaMed Pharmaceuticals, Inc. On February 1, 2006, 87 sales representatives and managers became Connetics employees, greatly expanding our presence in the pediatric market.
      In April 2005, we entered into an agreement with Ventiv Pharma Services, LLC, or VPS, a subsidiary of Ventiv Health, Inc., under which VPS was to provide sales support for certain of our products to primary care physicians, or PCPs, and pediatricians. VPS began product sales activities under this agreement in mid-April. In December 2005, we amended our agreement with Ventiv and in January 2006, the parties mutually agreed to terminate the agreement effective February 10, 2006.
      In March 2004, we entered into an agreement with UCB authorizing it to promote OLUX Foam and Luxíq Foam to a select group of U.S. PCPs. In September 2004, in connection with UCB’s acquisition of Celltech plc, UCB notified us that it intended to discontinue the co-promotion agreement, and the agreement terminated effective March 31, 2005.

      In addition to traditional marketing approaches and field sales relationships with dermatologists, we sponsor several programs that support the dermatology field. We currently provide funding to sponsor one dermatology resident slot at Stanford University Medical School and for dermatology fellows at the Harvard Medical School, Wake Forest University and Children’s Hospital in San Diego, part of the UCSD dermatology program. We also provide corporate sponsorship to various dermatology groups, including the American Academy of Dermatology, the National Psoriasis Foundation, the Dermatology Foundation, the Skin Disease Education Foundation, and the Foundation for Research & Education in Dermatology. In 2005, we sponsored 68 children to attend Camp Wonder, a summer camp sponsored by the Childrens’ Skin Disease Foundation for children suffering from serious skin diseases.
COMPETITION
      The specialty pharmaceutical industry is characterized by intense market competition, extensive product development and substantial technological change. We seek to compete on the basis of the quality and efficacy of our products and unique drug delivery vehicles, combined with the effectiveness of our marketing, sales and other product support efforts. The principal means used to market our products include quality, service, price, intellectual property, and product performance.
      Each of our products competes for a share of the existing market with numerous products that have become standard treatments recommended or prescribed by dermatologists. OLUX Foam and Luxíq Foam compete with a number of corticosteroid brands in the super-high-, high- and mid-potency categories for the treatment of inflammatory skin conditions. In addition, both OLUX Foam and Luxíq Foam compete with generic (non-branded) pharmaceuticals which claim to offer similar therapeutic benefits at a lower cost. In some cases, insurers and other third-party payors seek to encourage the use of generic products, making branded products less attractive from a cost perspective to buyers. We are not currently aware of any generic substitutes for any of our marketed products. Competing brands for OLUX Foam and Luxíq Foam include Halog® and Ultravate®, marketed by Bristol-Myers Squibb Company; Elocon® and Diprolene®, marketed by Schering-Plough Corporation; Locoid®, marketed by Ferndale Labs; Temovate® and Cutivate®, which are marketed by GlaxoSmithKline; DermaSmoothe FS®, marketed by Hill Dermaceuticals; Capextm and Clobextm, marketed by Galderma; Vanostm, marketed by Medicis Pharmaceutical Corporation; and Psorcon®, marketed by Dermik Laboratories, Inc. Soriatane competes with three systemic biologic drugs for the treatment of severe psoriasis: Enbrel®, marketed by Amgen and Wyeth Pharmaceuticals; Raptivatm, marketed by Genentech, Inc., and Amevivetm, marketed by Biogen/ IDEC. Evoclin Foam competes primarily in the topical antibiotic acne market. Competition in this market includes generic and branded clindamycin and erythromycin, including branded products Clindagel marketed by Galderma S.A., Cleocin-T marketed by Pfizer, Inc., and Clindets marketed by Stiefel Laboratories, Inc. Generic and branded combinations of clindamycin and benzoyl peroxide, such as Benzaclin marketed by Dermik and Duac marketed by Stiefel, and erythromycin and benzoyl peroxide, such as Benzamycin marketed by Dermik, also present competition for Evoclin Foam.
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
CUSTOMERS
      We sell our products directly to distributors, who in turn sell the products into the retail marketplace. Our customers include the nation’s leading wholesale pharmaceutical distributors, such as Cardinal Health, Inc., McKesson HBOC, Inc., and AmerisourceBergen Corporation. Walgreens, a national retail pharmacy chain, was also one of our customers until January 2006 when it began purchasing our products directly from a distributor. We entered into a distribution agreement with each of Cardinal Health, Inc. and McKesson Corporation in December 2004 and with AmerisourceBergen in September 2005 under which we agreed to pay a fee to each of these distributors in exchange for certain product distribution, inventory information, return goods processing, and administrative services. While these agreements provide us with inventory level reports from these distributors, we must also rely on historical prescription information to estimate future demand for our products. During 2005, McKesson, Cardinal, and AmerisourceBergen accounted for 36%, 34%, and 11%, respectively, of our net product revenues.
RESEARCH AND DEVELOPMENT AND PRODUCT PIPELINE
      Innovation by our research and development operations contributes to the success of our business. Our research and development expenses were $31.9 million in 2005, $21.5 million in 2004, and $30.1 million in 2003. Our goal is to develop and bring to market innovative products that address unmet healthcare needs. Our substantial investment in research and development and our active in-licensing strategy both support this goal.
      Our development activities involve work related to product formulation, preclinical and clinical study coordination, regulatory administration, manufacturing, and quality control and assurance. Unlike many pharmaceutical companies that conduct early stage research and drug discovery, we focus on later-stage development. We believe this approach helps to minimize the risk and time requirements for us to get a product on the market. Our strategy involves targeting product candidates we believe have attractive market potential, and then rapidly evaluating and formulating new therapeutics by using previously approved active ingredients reformulated in our proprietary delivery system. This product development strategy allows us to conduct limited preclinical safety trials, and to move rapidly into safety and efficacy testing in humans with products that offer significant improvements over existing products. A secondary strategy we pursue is to evaluate the acquisition of products from other companies.
      We have developed a variety of aerosol foams similar to our foam delivery system for our three existing topical products, including water- and petrolatum-based foams. We have also developed Liquipatch, a multi-polymer gel-matrix delivery system that applies to the skin like a normal gel and dries to form a very thin, invisible, water-resistant film. This film enables a controlled release of the active agent, which we believe provides a longer treatment period. We anticipate developing one or more new products in the aerosol foam or gel matrix formulations, by incorporating leading dermatologic agents in formulations that are tailored to treat specific diseases or different areas of the body.
      All of our products and technologies under development require us to make significant commitments of personnel and financial resources. In addition to our in-house staff and resources, we contract a portion of development work to outside parties. For example, we typically engage contract research organizations to manage our clinical trials. We contract with vendors to conduct product analysis and stability studies, and we outsource all of our manufacturing scale-up and production activities. We also use collaborative relationships with pharmaceutical partners and academic researchers to augment our product development activities, and from time to time we enter into agreements with academic or university-based researchers to conduct various studies for us.
PATENTS AND PROPRIETARY RIGHTS
      Our continued success will depend in part on our ability and our licensors’ ability to obtain and retain patent protection for our products and processes, to preserve our trade secrets, and to operate without infringing the proprietary rights of third parties. We are pursuing a number of U.S. and international patent applications, although we cannot be sure that any of these patents will ever be issued. These patents and patent applications may be subject to claims of rights by third parties. If there are conflicting claims to the same patent or patent application, we may not prevail and, even if we do have some rights in a patent or application, those rights may not be sufficient to allow us to market and distribute products covered by the patent or application.

      The U.S. and worldwide issued patents and pending applications we are developing and pursuing in our intellectual property portfolio relate to novel drug delivery vehicles for the topical administration of active pharmaceutical ingredients, for use in both human and veterinary applications. We own or are exclusively licensed under pending applications and/or issued patents worldwide relating to OLUX Foam, Luxíq Foam, and Evoclin Foam, as well as many of our products in development. We also have an exclusive license under two patents covering stable retinoid compositions. Of the 55 U.S. or worldwide issued patents relating to our technologies, three relate to our emollient foam formulation, one relates to a foam formulation for the treatment of head lice, three relate to an antibacterial foam formulation, one relates to ketoconazole foam, 23 relate to Liquipatch, and three relate to minoxidil. Of the additional 21 issued patents related to the technologies developed by Connetics Australia, two relate to the aerosol technology, one relates to an acne treatment, one relates to non aqueous shampoo, 15 relate to an ectoparasiticidal formulation that has veterinary applications and 2 relate to a can dispenser. Our issued patents expire between 2006 and 2020.
      The delivery technology that is the basis for OLUX Foam and Luxíq Foam is covered by a U.S. patent on methods of treating various skin diseases using a foam pharmaceutical composition comprising a corticosteroid active substance, a propellant and a buffering agent. That patent will expire in 2016. The emollient foam technology used in Primolux Foam and Desilux Foam is covered by a U.S. patent on a pharmaceutical foam composition having occlusive capability. That patent will expire in 2019. We hold an exclusive license to the technology included in Velac Gel; that patent expires in the U.S. in 2014. The Liquipatch technology is covered by one U.S. patent, which will expire in 2016. The technology contained in Evoclin Foam is the subject of a pending U.S. patent application, as is the technology contained in Extina Foam.
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
TRADEMARKS
      We believe that trademark protection is an important part of establishing product and brand recognition. We own 19 U.S. and 19 non-U.S. registered trademarks, several trademark applications and common law trademarks, and servicemarks and domain names related to our dermatology business. U.S. federal registrations for trademarks remain in force for 10 years and may be renewed every 10 years after issuance, provided the mark is still being used in commerce. Trademark and service mark registrations may not afford us adequate protection, however, and we may not have the financial resources to enforce our rights under any such trademark or service mark registrations. If we are unable to protect our trademarks or service marks from infringement, any goodwill developed in such trademarks or service marks could be impaired.
MANUFACTURING
      We do not operate manufacturing or distribution facilities for any of our products. Instead, we contract with third parties to manufacture our products for us. Our company policy and the FDA require that we contract only with manufacturers that comply with current Good Manufacturing Practice, or GMP, regulations and other applicable laws and regulations. Currently, DPT Laboratories, Ltd., or DPT, and KIK Custom Products (formerly Accra Pac Group, Inc.), manufacture commercial supplies and physician samples of OLUX and Luxíq for us. DPT also manufactures Evoclin and clinical supplies for our various clinical trial programs. We are currently qualifying KIK Custom Products to manufacture Evoclin. We previously entered into agreements with DPT under which they constructed an aerosol filling line at their plant in Texas. This line is used to manufacture and fill our commercial aerosol products. Roche manufactures commercial supplies of Soriatane. We have agreements with Roche to fill and finish Soriatane through 2006, and to provide the active pharmaceutical ingredient through 2009. We believe that these agreements will allow us to maintain supplies of Soriatane finished product through 2015, and we plan to qualify an alternate fill and finish manufacturer for Soriatane in 2007.
WAREHOUSING AND DISTRIBUTION
      All of our product distribution activities are handled by Cardinal Health Specialty Pharmaceutical Services, or SPS. SPS is a division of Cardinal Health, which was our second largest customer in 2005. For more information about our customers, see “Customers” above, and Note 2 of Notes to Consolidated Financial Statements. SPS stores and distributes products to our customers from a warehouse in Tennessee. When SPS receives a purchase order, it processes the order into a computerized distribution database. Generally, SPS ships our customers’ orders within 24 hours after their order is received. Once the order has shipped, SPS generates and mails invoices on our behalf. Any delay or interruption in the distribution process or in payment by our customers could have a material adverse effect on our business.
GOVERNMENT REGULATION
      Generally — Product Development. The pharmaceutical industry is subject to regulation by the FDA under the Food, Drug and Cosmetic Act, by the states under state food and drug laws, and by similar agencies outside of the United States. In order to clinically test, manufacture, and market products for therapeutic use, we must satisfy mandatory procedures and safety and effectiveness standards established by various regulatory bodies. A more detailed explanation of the standards we are subject to is provided under “Risk Factors — We may spend a significant amount of money to obtain FDA and other regulatory approvals, which may never be granted” and “— We cannot sell our current products and product candidates if we do not obtain and maintain governmental approvals” below.
      All of our prescription pharmaceutical products will require regulatory approval by governmental agencies before they can be commercialized. The nature and extent of the review process for our potential products will vary depending on the regulatory categorization of particular products. Federal, state, and international regulatory bodies govern or influence, among other things, the testing, manufacture, labeling, storage, record keeping, approval, advertising, and promotion of our products on a product-by-product basis. Failure to comply with applicable requirements can result in warning letters, fines, injunctions, penalties, recall or seizure of products, total or partial suspension of production, denial or withdrawal of approval, and civil or criminal prosecution. Accordingly, initial and ongoing regulation by governmental entities in the U.S. and other countries is a significant factor in the production and marketing of any pharmaceutical products that we have or may develop.
      Product development and approval within this regulatory framework, and the subsequent compliance with appropriate federal and foreign statutes and regulations, takes a number of years and involves the expenditure of substantial resources.
      FDA Approval. The general process for approval by the FDA is as follows:

•	Preclinical Testing. Generally, a company must conduct preclinical studies before it can obtain FDA approval for a new therapeutic agent. The basic purpose of preclinical investigation is to gather enough evidence on a potential new agent through laboratory and animal testing to demonstrate there is a reasonable enough expectation of efficacy to justify exposing humans to the risk of adverse events associated with any new drug, and to demonstrate there are no safety signals that would suggest it would not be prudent to begin preliminary trials in humans. The sponsor of these studies submits the results to the FDA as a part of an investigational new drug application, or IND, that the FDA must review before human clinical trials of an investigational drug can start. FDA approval of new drug candidates requires an adequate demonstration of safety and efficacy in man. For each investigational product entering clinical trials, we are required to file an IND and perform our clinical studies to IND standards set by the FDA.

•	Clinical Trials. Clinical trials are normally done in three distinct phases and generally take two to five years, but may take longer, to complete:

•	Phase I trials generally involve administration of a product to a small number of patients to determine safety, tolerance and the metabolic and pharmacologic actions of the agent in humans and the side effects associated with increasing doses.

•	Phase II trials generally involve administration of a product to a larger group of patients with a particular disease to obtain evidence of the agent’s effectiveness against the targeted disease, to further explore risk and side effect issues, and to confirm preliminary data regarding optimal dosage ranges.

•	Phase III trials involve more patients, and often more locations and clinical investigators than the earlier trials. At least one such trial is required for FDA approval to market a branded, or non-generic, drug.

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

•	Regulatory Submissions. The Food, Drug and Cosmetic Act outlines the process by which a company can request approval to commercialize a new product. After we complete the clinical trials of a new drug product, we must file an NDA with the FDA. We used the so-called 505(b)(2) application process for OLUX, Luxíq, and Evoclin, which permitted us in each case to satisfy the requirements for a full NDA by relying on published studies or the FDA’s findings of safety and effectiveness based on studies in a previously-approved NDA sponsored by another applicant, together with the studies generated on our products. If studies previously submitted by another applicant and relied upon as part of 505(b)(2) application are found by the FDA not to be up to contemporary standards, it may be necessary to repeat them. The FDA may also require 505(b)(2) applicants to provide additional safety data that was not required at the time of the original application. Generally, however, the number of clinical trials required to support a 505(b)(2) application, and the amount of information in the application itself, may be substantially less than that required to support a traditional NDA application. The 505(b)(2) process will not be available for all of our other product candidates, and as a result the drug development process may be longer for our future product candidates than it has been for our products to date. The FDA may also require an applicant to conduct post-approval studies or implement risk management programs that do not delay market entry but do increase product-related research and development costs.
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
      Manufacturing. The FDA regulates and inspects equipment, facilities, and processes used to manufacture pharmaceutical products before providing approval to market a product. If we make a material change in manufacturing equipment, location, or process, we may have to undergo additional regulatory review. We and our contract manufacturers must adhere to GMP and product-specific regulations enforced by the FDA. The FDA also conducts regular, periodic visits to re-inspect equipment, facilities, and processes after the initial approval. If the FDA determines that our (or our contract manufacturers’) equipment, facilities, or processes do not comply with applicable FDA regulations and conditions for product approval, the FDA may seek sanctions and/or remedies against us, including suspension of our manufacturing operations.
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
      Pharmacy Boards. We are required in most states to be licensed with the state pharmacy board as either a manufacturer, wholesaler, or wholesale distributor. The regulations of each state are different, and the fact that we are licensed in one state does not authorize us to sell our products in other states. Accordingly, we undertake an annual review of our license status and that of SPS to ensure continued compliance with state pharmacy board requirements.
      Fraud and Abuse Regulations. We are subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. The Office of Inspector General, or OIG, of the U.S. Department of Health and Human Services has provided guidance to pharmaceutical manufacturers regarding the marketing and promotion of products reimbursable by the federal health care programs. Effective July 1, 2005, pursuant to a new California law, all pharmaceutical companies doing business in California are required to certify that they comply with the OIG guidance.
      The federal anti-kickback statute places constraints on business activities in the health care sector that are common business activities in other industries, including sales, marketing, discounting, and purchase relations. Practices that may be common or longstanding in other businesses are not necessarily acceptable or lawful when soliciting federal health care program business. Specifically, anti-kickback laws make it illegal for a prescription drug manufacturer to solicit or to offer or pay anything of value for patient referrals, or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease or ordering of, any item or service that is reimbursable in whole or part by a federal health care program, including the purchase or prescription of a particular drug. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration to prescribers, purchasers, or formulary managers may be subject to scrutiny if they do not qualify for an exemption or safe harbor.
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
      We also make our products available to authorized users of the Federal Supply Schedule, or FSS, of the General Services Administration under an FSS contract negotiated by the Department of Veterans Affairs. The Veterans Health Care Act of 1992, or VHCA, requires that the prices Connetics charges the Veterans Administration, the Department of Defense, the Coast Guard, and the PHS be discounted by a minimum of 24% off the average manufacturer price charged to non-federal customers. Our computation of the average price to non-federal customers is used in establishing the FSS price for these four purchasers. The government maintains the right to audit the accuracy of our computations. Among the remedies available to the government for failure to accurately calculate FSS pricing and the average manufacturer price charged to non-federal customers is recoupment of any overpayments made by FSS purchasers as a result of errors in computations that affect the FSS price.
      The Medicaid rebate statute and the VHCA also provide that, in addition to penalties that may be applicable under other federal statutes, civil monetary penalties may be assessed for knowingly providing false information in connection with the pricing and reporting requirements under these laws. Up to $100,000 may be assessed for each item of false information. We have provided additional information about the risks associated with participation in the Medicaid and similar programs, under “Risk Factors — Our sales depend on payment and reimbursement from third party payors, and if they reduce or refuse payment or reimbursement, the use and sales of our products will suffer, we may not increase our market share, and our revenues and profitability will suffer” and “— The growth of managed care organizations and other third-party reimbursement policies may have an adverse effect on our pricing policies and our margins” below.
MARKETING TO HEALTHCARE PROFESSIONALS
      We intend for our relationships with doctors to benefit patients and to enhance the practice of medicine, and at the same time represent the interests of our stockholders in maintaining and growing our company. We believe that effective marketing of our products is necessary to ensure that patients have access to the products they need, and that these products are correctly used for maximum patient benefit. Our marketing and sales organizations are critical to achieving these goals because they foster relationships that enable us to inform healthcare professionals about the benefits and risks of our products, provide scientific and educational information, support medical research and education, and obtain feedback and advice about our products through consultation with medical experts. We have adopted internal policies that emphasize to our employees that all interactions with healthcare professionals should be focused on informing them about FDA-approved uses of our products, providing scientific and educational information consistent with FDA regulations and guidance, or supporting medical research and education.
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
EMPLOYEES
      As of February 28, 2006, we had 394 full-time employees, including 18 in Connetics Australia. Of the full-time employees, 248 were engaged in sales and marketing, 95 were in research and development and 51 were in general and administrative positions. We believe our relations with our employees are good.
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
EXECUTIVE OFFICERS OF THE COMPANY
      The following table shows information about our executive officers as of February 28, 2006:

Name	Age	Position

Thomas G. Wiggans	54	Chairman of the Board and Chief Executive Officer
C. Gregory Vontz	45	President and Chief Operating Officer
John L. Higgins	35	Chief Financial Officer; Executive Vice President, Finance and Corporate Development
Katrina J. Church	44	Executive Vice President, Legal Affairs; General Counsel and Secretary
Lincoln Krochmal, M.D.	59	Executive Vice President, Research and Product Development
Matthew W. Foehr	33	Senior Vice President, Technical Operations

      Thomas Wiggans has served as Chairman of the Board and Chief Executive Officer of Connetics since January 2006. From July 1994 to December 2005, Mr. Wiggans served as Chief Executive Officer and a director of Connetics. Mr. Wiggans also served as President from July 1994 to February 2005. From February 1992 to April 1994, Mr. Wiggans served as President and Chief Operating Officer of CytoTherapeutics, a biotechnology company. From 1980 to February 1992, Mr. Wiggans served in various positions at Ares-Serono Group, a pharmaceutical company, including President of its U.S. pharmaceutical operations and Managing Director of its U.K. pharmaceutical operations. From 1976 to 1980 he held various sales and marketing positions with Eli Lilly & Co., a pharmaceutical company. He is currently a director of the Biotechnology Industry Organization (BIO), and the Chairman of the Biotechnology Institute, a non-profit educational organization. He also serves on the Board of Overseers of the Hoover Institution at Stanford University, and the Board of Trustees of the University of Kansas Endowment Association. Mr. Wiggans also serves as a director of Abgenix Corporation, Tercica, and Onyx Pharmaceuticals, Inc. Mr. Wiggans received his B.S. in Pharmacy from the University of Kansas and his M.B.A. from Southern Methodist University.
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
      Katrina Church joined Connetics in 1998, and has served as Executive Vice President, Legal Affairs and General Counsel since January 2002 and as Secretary since September 1998. She served as Senior Vice President, Legal Affairs and General Counsel from January 2000 through December 2001, and as Vice President, Legal Affairs and Corporate Counsel from June 1998 through December 1999. Before joining Connetics, Ms. Church served in various positions at VISX, Incorporated, most recently as Vice President, General Counsel. Before joining VISX in 1991, Ms. Church practiced law with the firm Hopkins & Carley in San Jose, California. Ms. Church received her J.D. from the New York University School of Law, and her A.B. from Duke University.
      Lincoln Krochmal, M.D. joined Connetics in October 2003 as Executive Vice President, Research and Product Development. Dr. Krochmal joined Unilever PLC, where he worked since 1993, mostly recently as Senior Vice President, Worldwide Research and Development for the Home and Personal Care Division. Prior to Unilever, Dr. Krochmal held various senior management positions in dermatology research and development at Bristol-Myers Squibb and Westwood Pharmaceuticals, Inc. Before joining Westwood he spent seven years in his own private dermatology practice. Dr. Krochmal received his Bachelor of Medical Sciences degree from the University of Wisconsin, his Doctor of Medicine from the Medical College of Wisconsin, and his board certification in dermatology following successful completion of the residency training program at the University of Missouri Medical Center. In 2005 Dr. Krochmal was appointed to the Board of Directors of the International Academy of Cosmetic Dermatology. He is a fellow of the American Academy of Dermatology, a Diplomat of the American Board of Dermatology and a member of the International Society of Dermatology and the Dermatology Foundation.
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

Development and Biochemistry/Biophysics. Mr. Foehr received his B.S. in Biology from Santa Clara University.

Item 1A.	Risk Factors
      There are many factors that affect our business and results of operations, some of which are beyond our control. We provide the following discussion of risks and uncertainties relevant to our business. These factors could cause our actual results to differ materially from expected and historical results.
Risks Related to Our Business
We derive nearly all of our revenue from product sales, and any decrease in our product sales would harm our business.
      We believe that the prescription volume of our products will continue to constitute a significant portion of our total revenues for the foreseeable future. Accordingly, any decrease in our product sales would harm our business and cause our financial results to be below expectations. All of our products are subject to potential generic competition. Any of our products could be rendered obsolete or uneconomical by competitive changes, including generic competition. Product sales could also be adversely affected by other factors, including:

•	manufacturing or supply interruptions,

•	the development of new competitive pharmaceuticals to treat the conditions addressed by our products,

•	marketing or pricing actions by our competitors,

•	changes in the prescribing or procedural practices of dermatologists or pediatricians,

•	changes in the reimbursement or substitution policies of third-party payors or retail pharmacies,

•	the outcome of disputes relating to patents, and

•	changes in state and federal law that adversely affect our ability to market our products to dermatologists, pediatricians, and other healthcare professionals.

Our operating results may fluctuate. This fluctuation could cause our financial results to be below expectations and the market prices of our securities to decline.
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
      Fiscal year 2004 was our first year of operating profitability. Our accumulated deficit was $77.2 million at December 31, 2005 and $111.2 million at December 31, 2004. We may incur additional losses in the future. If we are unable to sustain profitability during any quarterly or annual period, our stock price may decline.

Our commercial success depends in part on our ability and the ability of our licensors to obtain and maintain patent protection on technologies, to preserve trade secrets, and to operate without infringing the proprietary rights of others.
      We are pursuing several U.S. and international patent applications, although we cannot be sure that any of these patents will ever be issued. We also have acquired rights to patents and patent applications from certain of our consultants and officers. Any of our patents and patent applications could be subject to claims of rights by third parties. Even if we do have some rights in a patent or application, those rights may not be sufficient for marketing and distributing products covered by the patent or application.
      The patents and applications in which we have an interest may be challenged as to their validity or enforceability. Challenges may result in potentially significant harm to our business. On October 20, 2005, we filed a patent infringement lawsuit against Agis Industries (1983) Ltd., which has since been renamed Perrigo Israel, a wholly owned subsidiary of Perrigo Company, in response to Agis’s submission to the FDA of an abbreviated new drug application, or ANDA, for a generic version of clobetasol propionate foam, 0.05%. We market this drug product under the brand name OLUX® (clobetasol propionate) Foam 0.05%. Our lawsuit, filed in the U.S. District Court for the District of New Jersey, seeks, among other things, a finding that Agis’s proposed generic drug infringes our patent covering corticosteroids delivered in foam, and requests that any approval of the Agis ANDA not be declared effective until after this patent expires on March 2, 2016.
      The cost of responding to this and other similar challenges that may arise and the inherent costs to defend the validity of our licensed technology and issued patents, including the prosecution of infringements and the related litigation, could be substantial whether or not we are successful. Such litigation also could require a substantial commitment of management’s time. Our business could suffer materially if any third party were to be awarded a judgment adverse to us in any patent litigation or other proceeding arising in connection with any of our products or patent applications.
      The ownership of a patent or an interest in a patent does not always provide significant protection. Others may independently develop similar technologies or design around the patented aspects of our technology. We only conduct patent searches to determine whether our products infringe upon any existing patents when we think such searches are appropriate. As a result, the products and technologies we currently market, and those we may market in the future, may infringe on patents and other rights owned by others. If we are unsuccessful in any challenge to the marketing and sale of our products or technologies, we may be required to license the disputed rights, if the holder of those rights is willing, or to cease marketing the challenged products, or to modify our products to avoid infringing upon those rights. Under these circumstances, we may not be able to license the intellectual property on favorable terms, if at all. We may not succeed in any attempt to redesign our products or processes to avoid infringement.

Evoclin Foam represents a new product entry for us into the acne market and we may be unable to achieve desired market acceptance and sales of Evoclin Foam.
      The FDA approved Evoclin Foam in October 2004 for the treatment of acne vulgaris. It is our first product entry into the acne market, which is generally believed to be more competitive than the market for other dermatoses. We will not be able to achieve the desired market acceptance and sales of Evoclin Foam unless our marketing and sales strategy is effective in competing with existing and well established products in the acne market. Additionally, the commercial launch of Evoclin Foam has required and, we anticipate, will continue to require significant expenditures of management time and resources from which we may not realize anticipated returns.

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
      We rely on trade secrets and unpatented proprietary know-how and continuing technological innovation in developing and manufacturing our products. We require each of our employees, consultants, manufacturing partners, and advisors to enter into confidentiality agreements prohibiting them from taking our proprietary information and technology or from using or disclosing proprietary information to third parties except in specified circumstances. These agreements may not provide meaningful protection of our trade secrets and proprietary know-how that is used or disclosed. Despite all of the precautions we may take, people who are not parties to confidentiality agreements may obtain access to our trade secrets or know-how. In addition, others may independently develop similar or equivalent trade secrets or know-how.

The growth of our business depends in part on our ability to identify, acquire on favorable terms, and assimilate technologies, products or businesses.
      Our strategy for the continuing growth of our business includes identifying and acquiring strategic pharmaceutical products, technologies and businesses. These acquisitions may involve licensing or purchasing the assets of other pharmaceutical companies. We may not be able to identify product or technology candidates suitable for acquisition or licensing or, if we do identify suitable candidates, they may not be available on acceptable terms. Even if we are able to identify suitable product or technology candidates, acquiring or licensing them may require us to make considerable cash outlays, issue equity securities, incur debt and contingent liabilities, incur amortization expenses related to intangible assets, and can result in the impairment of goodwill, which could harm our profitability. In addition, acquisitions involve a number of risks, including:

•	difficulties in and costs associated with assimilating the operations, technologies, personnel and products of the acquired companies,

•	assumption of known or unknown liabilities or other unanticipated events or circumstances, and

•	risks of entering markets in which we have limited or no experience. For example, while the acquisition of the PediaMed sales organization will greatly expand our presence in the pediatric market, we cannot be certain pediatricians will respond favorably to our direct promotional efforts.
Any of these risks could harm our ability to achieve levels of profitability of acquired operations or to realize other anticipated benefits of an acquisition.

Our future product revenues could be reduced by imports from countries where our products are available at lower prices.
      Certain of our products are, or will soon be, available for sale in other countries. We currently sell Soriatane and our other products to a U.S.-based distributor that exports branded pharmaceutical products to select international markets. Roche continues to market Soriatane outside of the U.S. In addition, Mipharm S.p.A has exclusive rights to market and sell OLUX in Italy and the U.K., and Pierre Fabre Dermatologie has the exclusive commercial rights to OLUX for sale in all other European markets, with marketing rights for certain countries in South America and Africa. There have been cases in which pharmaceutical products were sold at steeply discounted prices in markets outside the U.S. and then re-imported to the U.S. and resold at prices higher than the original discounted price, but lower than the prices commercially available in the U.S. If this happens with our products our revenues would be adversely affected.
      In addition, in the European Union, we are required to permit cross-border sales. This allows buyers in countries where government-approved prices for our products are relatively high to purchase our products legally from countries where they must be sold at lower prices. Such cross-border sales could adversely affect our royalty revenues.

Our reported earnings per share may be more volatile because of the conversion provisions of our convertible senior notes or the exercise of outstanding stock options.
      In May 2003, we issued $90 million principal amount of convertible senior notes which are due in 2008. The noteholders may convert the notes into shares of our common stock at any time before the notes mature, at a conversion rate of 46.705 shares per $1,000 principal amount of notes, subject to adjustment in certain circumstances. Additionally, in March 2005, we issued $200 million principal amount of convertible senior notes due in 2015, which are convertible into cash and, under certain circumstances, shares of our common stock at an initial conversion rate of 28.1972 shares per $1,000 principal amount of notes, subject to adjustment. At December 31, 2005 we had approximately 20 million shares reserved for issuance upon exercise of outstanding stock options, sales through our Employee Stock Purchase Plan, and conversion of our convertible senior notes. If any noteholders convert the notes, or if our option holders exercise their options, our basic earnings per share would be expected to decrease because underlying shares would be included in the basic earnings per share calculation.

Our current and future indebtedness and debt service obligations may adversely affect our cash flow.
      In May 2003 we issued $90 million of convertible senior notes in a private offering. We will pay interest on the notes at a rate of 2.25% per year. In both 2004 and 2005, we recorded $2 million in interest on the notes. Assuming none of the notes are redeemed or converted, we will record interest on the notes in the amounts of $2 million per year from 2006 through 2007, and $843,750 for 2008. The notes mature on May 30, 2008.
      In March 2005 we issued $200 million principal amount of convertible senior notes maturing on March 30, 2015. On September 30, 2005, we began paying interest on these notes at a rate of 2.00% per year. Through December 31, 2005, we recorded interest on the notes in the amount of $3.1 million. Assuming none of these notes are redeemed or converted, we will record interest on the notes in the amount of $4 million for years 2006 through 2009, and $1 million for 2010. Commencing March 30, 2010, we may be required to make additional interest payments under certain circumstances.
      Whether we are able to make required payments on the existing notes, and any other future debt obligations we may incur in order to continue the growth of our business, will depend on (a) our ability to generate sufficient cash, which will depend on efficiently developing new products with significant market potential, increasing sales of our existing products, collecting receivables, and other factors, including general economic, financial, competitive, legislative and regulatory conditions, some of which are beyond our control; and (b) our future operating performance and our ability to obtain additional debt or equity financing on favorable terms.

Our use of hazardous materials exposes us to the risk of environmental liabilities, and we may incur substantial additional costs to comply with environmental laws.
      Our research and development activities involve the controlled use of hazardous materials, potent compounds, chemicals and various radioactive materials. We are subject to laws and regulations governing the use, storage, handling and disposal of these materials and certain waste products. If any of these materials resulted in contamination or injury, we could be liable for any damages that result and any liability could exceed our resources. We maintain general liability insurance in the amount of $11 million aggregate and workers compensation coverage in the amount of $1 million per incident. Our insurance may not provide adequate coverage against potential claims or losses related to our use of hazardous materials, however, and we cannot be certain that our current coverage will continue to be available on reasonable terms, if at all.

Risks Related to Our Products

Because we rely on third-party manufacturers and suppliers, any manufacturing difficulties they encounter could delay future revenues from our product sales.
      We rely exclusively on third party manufacturers to manufacture our products. In general, our contract manufacturers purchase principal raw materials and supplies in the open market. If our contract manufacturers cannot provide us with our product requirements in a timely and cost-effective manner, or if the product they supply does not meet commercial requirements for shelf life, our sales of marketed products could be reduced. Currently, DPT Laboratories, Ltd. and KIK Custom Products (formerly Accra Pac Group, Inc.) manufacture commercial supplies of OLUX Foam, Luxíq Foam, and Evoclin Foam. Roche is our sole manufacturer for commercial supplies of Soriatane.
      The active ingredient in OLUX Foam is supplied by a single source. We have agreements with Roche to fill and finish Soriatane through 2006, and to provide the active pharmaceutical ingredient through 2009. We believe that these agreements will allow us to maintain supplies of Soriatane finished product through 2015 due to the five-year shelf life of the active pharmaceutical ingredient. We will continue to buy Soriatane finished product and active pharmaceutical ingredient from Roche, and we expect to qualify alternate sources for Soriatane finished product in 2007. Substantially all other raw materials are available from a number of sources, although delays in the availability of some raw materials could cause delays in our commercial production.
      If we are unable to maintain agreements on favorable terms with any of our contract manufacturers, or if we experience any disruption in the supply of raw materials required for the manufacture of our products, it could impair our ability to deliver our products on a timely basis or cause delays in our clinical trials and applications for regulatory approvals which in turn would harm our business and financial results. In addition, any loss of a manufacturer or any difficulties that could arise in the manufacturing process could significantly affect our inventories and supply of products available for sale. If we are unable to supply sufficient amounts of our products on a timely basis, our market share could decrease and, correspondingly, our profitability could decrease.

If our contract manufacturers fail to comply with FDA GMP regulations, we may be unable to meet demand for our products and may lose potential revenue.
      All of our contract manufacturers must comply with the applicable FDA Good Manufacturing Practices, or GMP, regulations, which include quality control and quality assurance requirements as well as maintaining records and documentation. If our contract manufacturers do not comply with the applicable GMP regulations and other FDA regulatory requirements, both the availability of marketed products for sale and product for clinical trials could be reduced. Our business interruption insurance, which covers the loss of income for up to $14.1 million at our California and Australia locations, and $25.7 million for our contract manufacturers, may not completely mitigate the harm to our business from the interruption of the manufacturing of products. The loss of a manufacturer could still have a negative effect on our sales, margins and market share, as well as our overall business and financial results.

If our supply of finished products is interrupted, our ability to maintain our inventory levels could suffer and future revenues may be delayed.
      We try to maintain inventory levels that are no greater than necessary to meet our current projections. Any interruption in the supply of finished products could hinder our ability to timely distribute finished products. If we are unable to obtain adequate product supplies to satisfy our customers’ orders, we may lose those orders and our customers may cancel other orders and stock and sell competing products. This in turn could cause a loss of our market share and negatively affect our revenues. Numerous factors could cause interruptions in the supply of our finished products, including shortages in raw material required by our manufacturers, changes in our sources for manufacturing, our failure to timely locate and obtain replacement manufacturers as needed, and conditions affecting the cost and availability of raw materials.

Orders for our products may increase or decrease depending on the inventory levels held by our major customers. Significant increases and decreases in orders from our major customers could cause our operating results to vary significantly from quarter to quarter.
      Retail availability of our products is greatly affected by the inventory levels our customers hold. We monitor wholesaler inventory of our products using a combination of methods, including information provided by the customers as well as tracking prescriptions filled at the pharmacy level to determine amounts the wholesalers have sold to their customers. Pursuant to our distribution service agreements with Cardinal, McKesson and AmerisourceBergen, we receive inventory level reports. For other wholesalers, however, our estimates of wholesaler inventories may differ significantly from actual inventory levels. Significant differences between actual and estimated inventory levels may result in excessive inventory production, inadequate supplies of products in distribution channels, insufficient or excess product available at the retail level, and unexpected increases or decreases in orders from our major customers. These changes may cause our revenues to fluctuate significantly from quarter to quarter, and in some cases may cause our operating results for a particular quarter to be below our expectations or projections. If our financial results are below expectations for a particular period, the market price of our securities may drop significantly.

We cannot sell our current products and product candidates if we do not obtain and maintain governmental approvals.
      Pharmaceutical companies are subject to heavy regulation by a number of national, state and local agencies. Of particular importance is the FDA. The FDA has jurisdiction over all of our business and administers requirements covering testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products. If we fail to comply with applicable regulatory requirements, we could be subject to fines, suspensions of regulatory approvals of products, product recalls, delays in product distribution, marketing and sale, and civil or criminal sanctions.
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
      Successful product development in our industry is highly uncertain, and the process of obtaining FDA and other regulatory approvals is lengthy and expensive. Very few research and development projects produce a commercial product. Product candidates that appear promising in the early phases of development may fail to reach the market for a number of reasons, including that the product candidate did not demonstrate acceptable clinical trial results in humans even though it demonstrated positive preclinical trial results, or that the product candidate was not effective in treating a specified condition or illness. The FDA may also require additional clinical data to support approval. The FDA can take between one and two years to review new drug applications, or longer if significant questions arise during the review process. Moreover, the costs to obtain approvals could be considerable and the failure to obtain, or delays in obtaining, an approval could have a significant negative effect on our business. For example, in November 2004, the FDA notified us that it would not approve our NDA for Extina Foam based on its conclusion that, although Extina Foam demonstrated non-inferiority to the comparator drug currently on the market, it did not demonstrate statistically significant superiority to placebo foam. In addition, on June 10, 2005, the FDA issued a non-approvable letter for Velac Gel, citing that “a positive carcinogenicity signal was detected in a Tg.AC mouse dermal carcinogenicity study.”

We depend on a limited number of customers, and if we lose any of them, our business could be harmed.
      Our customers include the nation’s leading wholesale pharmaceutical distributors, such as Cardinal Health, Inc., McKesson HBOC, Inc. and AmerisourceBergen Corporation. During 2005, McKesson, Cardinal, AmerisourceBergen accounted for 36%, 34%, and 11%, respectively, of our net product revenues. The distribution network for pharmaceutical products is subject to increasing consolidation, and a few large wholesale distributors control a significant share of the market. In addition, the number of independent drug stores and small chains has decreased as retail consolidation has occurred. Further consolidation among, or any financial difficulties of, distributors or retailers could result in the combination or elimination of warehouses, which may result in reductions in purchases of our products, returns of our products, or cause a reduction in the inventory levels of distributors and retailers, any of which could have a material adverse impact on our business. If we lose any of these customer accounts, or if our relationship with them were to deteriorate, our business could also be materially and adversely affected.

Our revenues depend on payment and reimbursement from third party payors, and if they reduce or refuse payment or reimbursement, the use and sales of our products will suffer, we may not increase our market share, and our revenues and profitability will suffer.
      Our operating results and business success depend, in part, on whether adequate reimbursement is available for the use of our products by hospitals, clinics, doctors and patients. Third-party payors include state and federal programs such as Medicare and Medicaid, managed care organizations, private insurance plans and health maintenance organizations. Because of the size of the patient population covered by managed care organizations, it is important to our business that we market our products to them and to the pharmacy benefit managers that serve many of these organizations. If only a portion of the cost of our prescription products is paid for or reimbursed, our products could be less attractive, from a net-cost perspective, to patients, suppliers and prescribing physicians.
      Managed care organizations and other third-party payors try to negotiate the pricing of medical services and products to control their costs. Managed care organizations and pharmacy benefit managers typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their lower costs, generics are often favored on formularies. The breadth of the products covered by formularies varies considerably from one managed care organization to another, and many formularies include alternative and competitive products for treatment of particular medical conditions. In some cases, third-party payors will pay or reimburse users or suppliers of a prescription drug product only a portion of the product purchase price. Consumers and third-

party payors may not view our marketed products as cost-effective, and consumers may not be able to get reimbursement or reimbursement may be so low that we cannot market our products on a competitive basis. If a product is excluded from a formulary, its usage may be sharply reduced in the managed care organization patient population. If our products are not included within an adequate number of formularies or adequate reimbursement levels are not provided, or if those policies increasingly favor generic products, our market share and gross margins could be negatively affected, as could our overall business and financial condition.
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
      We re-evaluate our research and development efforts regularly to assess whether our efforts to develop a particular product or technology are progressing at a rate that justifies our continued expenditures. On the basis of these re-evaluations, we have abandoned in the past, and may abandon in the future, our efforts on a particular product or technology. Products we are researching or developing may never be successfully released to the market and, regardless of whether we ever release them to the market, we will already have incurred the expense of such processes.

If we do not successfully integrate new products into our business, we may not be able to sustain revenue growth and we may not be able to compete effectively.
      When we acquire or develop new products and product lines, we must be able to integrate those products and product lines into our systems for marketing, sales and distribution. If we do not integrate these products or product lines successfully, the potential for growth is limited. The new products we acquire or develop could have channels of distribution, competition, price limitations or marketing acceptance different from our current products. As a result, we do not know whether we will be able to compete effectively or obtain market acceptance in any new product categories. A new product may require us to significantly increase our sales force and incur additional marketing, distribution and other operational expenses. These additional expenses could negatively affect our gross margins and operating results. In addition, we could incur many of these expenses before the actual distribution of new products. Because of this timing, if the market does not accept the new products, or if they are not competitive with similar products distributed by others, the ultimate success of the acquisition or development could be substantially diminished.

We rely on third parties to conduct clinical trials for our product candidates, and those third parties may not perform satisfactorily. If those third parties do not perform satisfactorily, it may significantly delay commercialization of our products, increase expenditures and negatively affect our prospects for future revenue growth.
      We rely on third parties to independently conduct clinical studies for our product candidates. If these third parties do not perform satisfactorily, we may not be able to locate acceptable replacements or enter into favorable agreements with them. If we are unable to rely on clinical data collected by others, we could be required to repeat, extend the duration of, or increase the size of, clinical trials, which could significantly delay required regulatory approvals and require significantly greater expenditures.

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
      The specialty pharmaceutical industry is highly competitive. Competition in our industry occurs on many fronts, including developing and bringing new products to market before others, developing new technologies to improve existing products, developing new products to provide the same benefits as existing products at less cost, developing new products to provide benefits superior to those of existing products, and acquiring or licensing complementary or novel technologies from other pharmaceutical companies or individuals.
      Most of our competitors are large, well-established companies in the fields of pharmaceuticals and health care. Many of these companies have substantially greater financial, technical and human resources than we have to devote to marketing, sales, research and development and acquisitions. Our competitors may develop or acquire new or improved products to treat the same conditions as our products treat, or may make technological advances that reduce their cost of production so that they may engage in price competition through aggressive pricing policies to secure a greater market share to our detriment. Our commercial opportunities will be reduced or eliminated if our competitors develop or acquire and market products that are more effective, have fewer or less severe adverse side effects, or are less expensive than our products. Competitors also may develop or acquire products that make our current or future products obsolete. Any of these events could have a significant negative impact on our business and financial results, including reductions in our market share and gross margins.
      Luxíq Foam, OLUX Foam and Evoclin Foam compete with generic pharmaceuticals, which claim to offer equivalent benefit at a lower cost. In some cases, insurers and other health care payment organizations encourage the use of these less expensive generic brands through their prescription benefits coverage and reimbursement policies. These organizations may make the generic alternative more attractive to the patient by providing different amounts of reimbursement so that the net cost of the generic product to the patient is less than the net cost of our prescription brand product. Aggressive pricing policies by our generic product competitors and the prescription benefits policies of insurers could cause us to lose market share or force us to reduce our margins in response.

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
      The FDA must approve a drug before it can be sold in the U.S. In addition, the Federal Food, Drug and Cosmetic Act, the Federal Trade Commission, Office of the Inspector General and other federal and state agencies, statutes, and regulations govern the safety, effectiveness, testing, manufacture, labeling, storage, record keeping, approval, sampling, advertising and promotion of pharmaceutical products. Complying with the mandates of these agencies, statutes and regulations is expensive and time consuming, and adds significantly to the cost of developing, manufacturing and marketing our products. In addition, failure to comply with applicable agency, statutory and regulatory requirements could, among other things, result in:

•	fines or other civil or criminal sanctions,

•	delays in product development, distribution, marketing and sale,

•	denials or suspensions of regulatory approvals of our products, and

•	recalls of our products.

If product liability lawsuits are brought against us, we may incur substantial costs.
      Our industry faces an inherent risk of product liability claims from allegations that our products resulted in adverse effects to patients or others. These risks exist even with respect to those products that are approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA. In March 2004, we acquired exclusive U.S. rights to Soriatane, which is a product known to cause serious birth defects and other serious side effects. We maintain product liability insurance in the amount of $15 million aggregate, which may not provide adequate coverage against potential product liability claims or losses. Insurers have been less willing to extend product liability insurance for Soriatane, and that insurance is only available at higher premiums and with higher deductibles than our other products require. We also cannot be certain that our current coverage will continue to be available in the future on reasonable terms, if at all. If we were found liable for any product liability claims in excess of our coverage or outside of our coverage, the cost and expense of such liability could severely damage our business, financial condition and profitability.
Risks Related to Our Stock

Our stock price is volatile and the value of your investment could decline in value.
      The market prices for securities of specialty pharmaceutical companies like ours have been and are likely to continue to be highly volatile. As a result, investors in these companies often buy at very high prices only to see the price drop substantially a short time later, resulting in an extreme drop in value in the holdings of these investors. Factors such as announcements of fluctuations in our or our competitors’ operating results, changes in our prospects and general market conditions for pharmaceutical biotechnology stocks could have a significant impact on the future trading prices of our common stock and the notes. In particular, the trading price of the common stock of many pharmaceutical and biotechnology companies, including us, has experienced extreme price and volume fluctuations, which have at times been unrelated to the operating performance of the companies whose stocks were affected. Some of the factors that may cause volatility in the price of our securities include:

•	clinical trial results and regulatory developments,

•	quarterly variations in results,

•	the timing of new product introductions,

•	competition, including both branded and generic,

•	business and product market cycles,

•	fluctuations in customer requirements,

•	the availability and utilization of manufacturing capacity,

•	our ability to develop and implement new technologies,

•	the timing and amounts of royalties paid to us by third parties, and

•	issues with the safety or effectiveness of our products.
      The price of our common stock may also be adversely affected by the estimates and projections of the investment community, general economic and market conditions, and the cost of operations in our product markets. These factors, either individually or in the aggregate, could result in significant variations in the trading prices of our common stock. Volatility in the trading prices of our common stock could result in securities class action litigation. Any litigation would likely result in substantial costs, and divert our management’s attention and resources.
      The following table sets forth the high and low closing sale prices of our common stock on the Nasdaq National Market for 2005 and 2004:

Period	High	Low

2005	$28.99	$12.00
2004	$29.92	$17.69

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      We currently sublease 96,025 square feet of laboratory and office space at 3160 Porter Drive in Palo Alto, California. We occupied this space as our new headquarters facility on February 28, 2005. We also sublease 19,447 square feet of office space which we have not occupied at 1841 Page Mill Road in Palo Alto. Payment under this sublease commenced on January 1, 2006. Our subsidiary, Connetics Australia, owns land and real property consisting of approximately 8,000 square feet of laboratory and office space at 8 Macro Court, Rowville, Victoria, Australia. In addition, we make rental payments to DPT Laboratories, Ltd. for the floor space occupied by our 12,000 square foot aerosol filling line in DPT’s Texas facility. We believe our existing facilities are adequate to meet our requirements for the foreseeable future.

Item 3.	Legal Proceedings
      On October 20, 2005, we filed a patent infringement lawsuit under paragraph IV of the Hatch-Waxman Act against Agis Industries (1983) Ltd., which has since been renamed Perrigo Israel, a wholly owned subsidiary of Perrigo Company. Our lawsuit was filed in response to Agis’ submission to the FDA of an abbreviated new drug application, or ANDA, for a generic version of clobetasol propionate foam, 0.05%. We market this drug product under the brand name OLUX® (clobetasol propionate) Foam 0.05%. Agis’ ANDA was submitted in anticipation of the December 20, 2005 expiration of new drug product exclusivity previously granted by the FDA for the marketing of OLUX for treatment of mild to moderate non-scalp psoriasis. Our lawsuit, filed in the U.S. District Court for the District of New Jersey, seeks, among other things, a finding that Agis’ proposed generic drug infringes our patent covering corticosteroids delivered in foam, and requests that any approval of the Agis ANDA not be declared effective until after this patent expires on March 2, 2016. Under the Hatch-Waxman Act, the filing of our lawsuit precludes the FDA from approving Agis’ ANDA until the earlier of (i) 30 months from September 2005, the month in which we received notice from Agis that it believes its drug does not infringe our patent or our patent is invalid, or (ii) the issuance of a court decision finding the patent invalid or not infringed. If the court finds our patent to be infringed by Agis’ filing of the ANDA, the FDA may not approve Agis’ product until our patent expires in March 2016.
      While we presently believe that the ultimate outcome of this proceeding will not have a material adverse effect on our financial position, cash flows or overall trends in results of operations, litigation is subject to inherent uncertainties, and an unfavorable ruling could occur. An unfavorable ruling could include approval of Agis’ ANDA and the entry into the marketplace of a generic product that would compete with OLUX Foam. Were this is to occur, it could have a material adverse impact on the net income for the period during which the ruling occurs or for future periods.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of 2005.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock
      Our common stock is traded on the Nasdaq National Market under the symbol “CNCT.” The following table sets forth for the periods indicated the low and high closing prices for our common stock on the Nasdaq National Market.

	High	Low

2004
First Quarter	$24.91	$17.69
Second Quarter	22.60	18.59
Third Quarter	28.09	19.46
Fourth Quarter	29.92	20.30
2005
First Quarter	$27.96	$22.02
Second Quarter	28.99	15.13
Third Quarter	19.06	16.91
Fourth Quarter	17.46	12.00

      On February 28, 2006, the closing price of our common stock on the Nasdaq National Market was $15.88. On February 28, 2006, we had approximately 125 stockholders of record of our common stock.
      We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds for use in our business, and do not anticipate paying any cash dividends in the foreseeable future.
Issuer Purchases of Equity Securities
      On October 31, 2005 our Board of Directors authorized the repurchase of up to $50 million of our common stock. Under the repurchase program, shares of our common stock may be repurchased from time to time in both privately negotiated and open market transactions or pursuant to a plan under Rule 10b5-1 of the Securities Exchange Act or 1934 for a period of up to one year, subject to management’s evaluation of market conditions, applicable legal requirements and other factors. As of December 31, 2005, we had repurchased 1.8 million shares of our common stock at an average price paid per share of $13.51. Certain information regarding our purchases of common stock under our repurchase program during the fourth quarter ended December 31, 2005 is set forth in the table below.

				Approximate
			Total Number	Dollar Value of
			of Shares	Shares that May
	Total		Purchased as	Yet Be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased	Per Share	or Programs	or Programs

Month #1
(October 1 – 31, 2005)	0	$—	0	$50,000,000
Month #2
(November 1 – 30, 2005)	1,050,000	$12.86	1,050,000	$36,000,000
Month #3
(December 1 – 31, 2005)	750,000	$14.41	750,000	$26,000,000

Total	1,800,000	$13.51	1,800,000

      Since December 31, 2005, we have repurchased an additional 143,000 shares of our common stock at an average price paid per share of $15.02.
Recent Sales of Unregistered Securities
      In March 2005, we sold $200 million aggregate principal amount of our 2.00% Convertible Senior Notes due March 30, 2015 in a private placement in reliance on Section 4(2) of the Securities Act. The notes are convertible into shares of our common stock under certain circumstances. Information regarding the issuance of these notes is set forth in our Current Reports on Form 8-K dated March 23, 2005 and March 25, 2005 (Commission File No. 0-27406).

Item 6.	Selected Financial Data
      The selected consolidated financial data that appears below and on the following page has been derived from our audited consolidated financial statements. This historical data should be read in conjunction with our Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained elsewhere in this Report, and with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Report. The selected consolidated statement of operations data for each of the three years in the period ended December 31, 2005, and the selected consolidated balance sheet data as of December 31, 2005 and 2004, are derived from and qualified by reference to the audited consolidated financial statements included elsewhere in this Report. The selected consolidated statement of operations data for the years ended December 31, 2003 and 2002, and the selected consolidated balance sheet data as of December 31, 2003, 2002 and 2001, are derived from audited financial statements not included in this Report.
Connetics Corporation
Selected Consolidated Financial Data (in thousands, except per share amounts)

	Years Ended December 31,

	2005	2004	2003	2002	2001

Consolidated Statements of Operations Data:
Revenues:
Product	$183,312	$142,059	$66,606	$47,573	$30,923
Royalty and contract(1)	952	2,296	8,725	5,190	3,141

Total revenues	184,264	144,355	75,331	52,763	34,064
Operating costs and expenses:
Cost of product revenues	16,438	12,656	5,129	4,190	3,123
Amortization of intangible assets(2)	13,598	11,471	819	805	1,048
Research and development	31,896	21,539	30,109	25,821	19,156
Selling, general and administrative	97,435	73,206	41,781	36,819	35,014
In-process research and development and milestone payments(3)	1,000	3,500	—	4,350	1,080
Loss on program termination(4)	—	—	—	312	1,142

Total operating costs and expenses	160,367	122,372	77,838	72,297	60,563
Income (loss) from operations	23,897	21,983	(2,507)	(19,534)	(26,499)
Gain on sale of investment	—	—	—	2,086	122
Gain on sale of Ridaura product line(5)	—	—	—	—	8,002
Interest and other income (expense), net	201	(1,475)	(426)	1,039	1,978

Income (loss) before income taxes	24,098	20,508	(2,933)	(16,409)	(16,397)
Income tax provision (benefit)	(9,860)	1,493	1,167	181	345

Net income (loss)	$33,958	$19,015	$(4,100)	$(16,590)	$(16,742)

Net income (loss) per share:
Basic	$0.97	$0.54	$(0.13)	$(0.54)	$(0.56)

Diluted	$0.89	$0.51	$(0.13)	$(0.54)	$(0.56)

Shares used to compute basic and diluted net income (loss) per share:
Basic	35,039	35,036	31,559	30,757	29,861
Diluted(6)	41,335	37,443	31,559	30,757	29,861

Consolidated Balance Sheet Data:
Cash, cash equivalents, marketable securities and restricted cash	$275,155	$76,346	$114,966	$33,788	$48,476
Working capital	256,420	71,181	112,247	25,185	44,026
Total assets	447,185	256,292	149,526	61,109	72,963
Convertible senior notes	290,000	90,000	90,000	—	—
Total stockholders’ equity	110,773	127,920	45,754	44,743	61,354

(1)	In the second quarter of 2003, we received a one-time royalty payment from S.C. Johnson in the amount of $2.9 million in connection with our aerosol spray technology.

(2)	In March 2004, we acquired exclusive U.S. rights to Soriatane, resulting in an intangible asset that is being amortized over 10 years. Amortization charges for the Soriatane rights were $12.8 million in 2005 and $10.6 million in 2004.

(3)	In May 2002, we entered into an agreement with Astellas Pharma Europe B.V. (formerly Yamanouchi Europe, B.V.) to license Velac® Gel. In connection with this agreement we paid Astellas an initial $2.0 million licensing fee in the second quarter of 2002 and recorded another $2.0 million in the fourth quarter of 2002 when we initiated the Phase III trial for Velac Gel. In the third quarter of 2004, we recorded an additional milestone payment of $3.5 million upon filing an NDA with the FDA. In December 2005, we paid $1.0 million to Astellas in exchange for worldwide rights to Velac Gel.

(4)	In 2001, we recorded a net charge of $1.1 million representing costs accrued in connection with a reduction in workforce and the wind down of development contracts related to our discontinued Relaxin program.

(5)	In April 2001, we sold our rights to our product Ridaura for $9.0 million in cash plus a royalty on annual sales in excess of $4.0 million through March 2006. We recognized a gain of $8.0 million in connection with this transaction.

(6)	We compute diluted net income (loss) per share using the weighted average of all potential shares of common stock outstanding during the period. We also include stock options and convertible debt if they are dilutive in the calculation of diluted net income (loss) per share. As part of the dilutive calculation we excluded interest expense related to the $90 million convertible debt, net of tax effect from net income, to arrive at adjusted net income for purposes of computing diluted net income for the year ended December 31, 2005. See Note 2 Net Income (Loss) Per Share in the Notes to Consolidated Financial Statements contained in this Report for the calculations for the years ended December 31, 2005, 2004 and 2003. The years ended December 31, 2002 and 2001 do not have dilutive securities or interest expense related to convertible debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements filed with this Report.
EXECUTIVE SUMMARY
Key Aspects of Our Business
      We are a specialty pharmaceutical company that develops and commercializes innovative products for the medical dermatology market. This market is characterized by a large patient population that is served by relatively small, and therefore more accessible, groups of treating physicians. Our products are designed to improve the management of dermatological diseases and provide significant product differentiation. We have branded our proprietary foam drug delivery vehicle, VersaFoam®.
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

      The projects in our research and development pipeline in 2005 included Desiluxtm (desonide) Foam, 0.05%, a low-potency topical steroid formulated to treat atopic dermatitis, Extina® (ketoconazole) Foam, 2%, a potential new treatment for seborrheic dermatitis, Primoluxtm (clobetasol propionate) Foam, 0.05%, a super high — potency topical steroid to treat atopic dermatitis and psoriasis, and Velac® Gel for the treatment of acne, as well as other programs in the preclinical development stage.
      We sell product directly to wholesale distributors, who in turn sell the products into the retail marketplace. Walgreens, a national retail pharmacy chain, was also one of our customers until January 2006 when it began purchasing our products directly from a distributor. Consistent with pharmaceutical industry patterns, approximately 91% of our product revenues in 2005 were derived from five major customers.
      To enable us to focus on our core sales and marketing activities, we selectively outsource certain non-sales and non-marketing functions, such as manufacturing, warehousing and distribution. Currently DPT Laboratories, Ltd., or DPT, and KIK Custom Products (formerly AccraPac Group, Inc.) manufacture commercial and clinical supplies of OLUX Foam and Luxíq Foam. DPT also manufactures Evoclin Foam and clinical supplies for our various clinical trial programs. Roche manufactures commercial supplies of Soriatane. Cardinal Health Specialty Pharmaceuticals, or SPS, handles all of our product distribution activities. As we expand our activities in these areas, we expect to invest additional financial resources in managing those outsourced functions.
      In 2005 we completed our second full year of operating profitability. Our total revenues increased by 28% to $184.3 million and we generated net income of $34.0 million or $0.89 per diluted share.
Certain Events In 2005 And Recent Developments
      Financing Matters. In March 2005, we completed a private placement of convertible senior notes maturing March 30, 2015 in the principal amount of $200 million. We received net cash proceeds of approximately $158 million after expenses and net of approximately $35 million used to repurchase our common stock. The notes are convertible into cash and, under specified circumstances, shares of common stock at an initial conversion price of approximately $35.46 per share. We are using the net proceeds from the sale of the notes for general corporate purposes, including potential future product or company acquisitions, capital expenditures and working capital.
      In October 2005, our Board of Directors authorized the repurchase of up to $50 million of our common stock. As of December 31, 2005, we repurchased 1.8 million shares of our common stock at a cost of $24.4 million. Subsequent to December 31, 2005 we have repurchased 143,000 shares at a cost of $2.2 million.
      In November 2005, we approved the acceleration of vesting for “out-of-the-money” unvested incentive and non-qualified stock options previously awarded to employees and outside directors with option exercise prices greater than $18.00, effective as of November 7, 2005. This action was taken to reduce the impact of future compensation expense that we would otherwise be required to recognized in future consolidated statements of operations pursuant to SFAS 123R, which is applicable to us in our fiscal year beginning January 1, 2006. As a result of the acceleration, we have reduced future compensation expense by approximately $8.5 million on a pre-tax basis over fiscal years 2006, 2007 and 2008.
      Clinical Trials. In March and April 2005, we commenced Phase III clinical trials to evaluate Primolux Foam, a super high-potency topical steroid, formulated with 0.05% clobetasol propionate in our proprietary emollient foam delivery vehicle, VersaFoam-EFtm. The Primolux Foam clinical program consisted of two Phase III trials, one focusing on psoriasis and the other on atopic dermatitis. The psoriasis trial was completed with positive results in October 2005 and the atopic dermatitis trial was completed with positive results in November 2005. In both psoriasis and atopic dermatitis Primolux Foam demonstrated significant positive results for all endpoints. We plan to submit an NDA for Primolux Foam in the first quarter of 2006.

      In June 2005, the FDA issued a non-approvable letter for Velac® (1% clindamycin and 0.025% tretinoin) Gel. The FDA based its decision on the fact that a “positive carcinogenicity signal was detected in a Tg.AC mouse dermal carcinogenicity study.” Nothing in our clinical trials indicated that the mouse study was predictive of human results. We are continuing to work with the FDA to secure approval for Velac Gel at some future date.
      In August 2005, we announced the positive outcome of our Phase III clinical trial evaluating Desiluxtm (desonide) Foam, 0.05%, a low-potency topical steroid formulated in our proprietary emollient foam delivery vehicle to treat atopic dermatitis. Desilux Foam is our first drug candidate seeking a pediatric label. The data from the trial demonstrated a consistently robust and highly statistically significant treatment effect for Desilux Foam compared to placebo foam on the primary trial composite endpoint evaluating improvement in the Investigator’s Static Global Assessment (ISGA), erythema and induration/papulation. In November 2005, we submitted an NDA for Desilux Foam. In January 2006, the FDA accepted the NDA for filing with a user fee goal date of September 21, 2006. We expect to receive FDA approval of Desilux Foam in September 2006.
      In September 2005, we recommenced development of Extina® (ketoconazole) Foam by initiating a Phase III trial intended to demonstrate that Extina Foam is superior to placebo foam. This followed a non-approvable letter we received from the FDA in November 2004. Pending positive results from this Phase III trial, we expect to submit a Class 2 Resubmission for Extina Foam to the FDA by the end of 2006.
      Marketing. In April 2005, we entered into an agreement with Ventiv Pharma Services, LLC, or VPS, a subsidiary of Ventiv Health, Inc., under which VPS provided sales support for certain of our products to PCPs and pediatricians. VPS began product sales activities under this agreement in mid-April. We recorded 100% of the revenue from product sales generated by promotional efforts of VPS, paid VPS a fee for the personnel providing the promotional efforts and bore the marketing costs for promoting the products, including product samples and marketing materials. In December 2005, we amended our agreement with Ventiv and in January 2006, the parties mutually agreed to discontinue the agreement effective February 10, 2006.
      Litigation. In October 2005, we filed a patent infringement lawsuit against Agis Industries (1983) Ltd., which has since been renamed Perrigo Israel, a wholly-owned subsidiary of Perrigo Company. Our lawsuit was filed in response to Agis’ submission to the FDA of an abbreviated new drug application, or ANDA, for a generic version of clobetasol propionate foam, 0.05%. We market this drug product under the brand name OLUX® (clobetasol propionate) Foam 0.05%. Our lawsuit seeks, among other things, a finding that Agis’ proposed generic drug infringes our patent covering corticosteroids delivered in foam, and requests that any approval of the Agis ANDA not be declared effective until after this patent expires on March 2, 2016.
      Licensing. In December 2005, we amended our license agreement with Astellas Pharma Europe B.V. (formerly Yamanouchi Europe, B.V.) for Velac Gel to include all worldwide territories. Under the terms of the amended agreement, we paid a $1.0 million up-front license fee, which was recorded as in-process research and development in the fourth quarter of 2005, and will pay a portion of revenue from any sublicense agreement and royalties on product sales outside of North America.
      Acquisition of PediaMed Sales Organization. On February 1, 2006, we acquired the sales organization of PediaMed Pharmaceuticals, Inc., a privately-held pharmaceutical company specializing in the pediatric market, for cash of $12.5 million plus transaction costs of approximately $65,000. We recorded a long-term intangible asset for the assembled workforce of approximately $12.3 million based on a cost approach, which will be amortized over the estimated useful life of 5 years. In addition, we recorded $0.2 million for trademark rights and fixed assets acquired in connection with this acquisition. The acquired sales force consisting of 87 individuals will promote our products to selected pediatricians nationwide. We expect to add Desilux Foam, our first drug candidate seeking a pediatric label, to the group’s portfolio upon FDA approval, currently anticipated in September 2006. The acquisition does not include any commercial products currently sold by the PediaMed sales organization, or rights to any products developed by PediaMed.
RESULTS OF OPERATIONS

Revenues
      We recognize product revenues net of allowances for estimated discounts, returns, rebates, chargebacks, and wholesaler fees.

	Years Ended December 31,

	2005		2004		2003

(Dollars in thousands)	$	% Change	$	% Change	$

Product revenues:
Soriatane	$72,595	36%	$53,567	100%	$—
OLUX Foam	61,794	0%	61,894	30%	47,538
Evoclin Foam	24,679	NM	2,883	100%	—
Luxíq Foam	24,102	2%	23,582	25%	18,857
Other	142	7%	133	(37)%	211

Total product revenues	183,312	29%	142,059	113%	66,606
Royalty and contract revenues:
Royalty	571	(69)%	1,839	(76)%	7,788
Contract	381	(17)%	457	(51)%	937

Total royalty and contract revenues	952	(59)%	2,296	(74)%	8,725

Total revenues	$184,264	28%	$144,355	92%	$75,331

      Our product revenues increased to $183.3 million in 2005 from $142.1 million in 2004. The increase in product revenues is primarily attributable to a full year’s sales in 2005 of both Soriatane and Evoclin Foam, which accounted for $19.0 million and $21.8 million of the increase, respectively. The $0.4 million increase in combined OLUX Foam and Luxíq Foam revenues is a result of price increases offset by the $2.3 million charge in the second quarter for product returns discussed below. During the fourth quarter of 2005, we made two changes to our Evoclin Foam reserves based on having one full year of commercialization history of the product. We reduced Medicaid reserves for Evoclin Foam by $1.0 million, which increased diluted earnings per share for the year by $0.03, and increased returns reserves for Evoclin Foam by $0.5 million; these changes resulted in a net increase to revenues of $0.5 million, a $0.01 increase in diluted earnings per share for the year ended December 31, 2005.
      The year to year increase in product revenues for Soriatane includes a $7.0 million benefit from the reduction of estimated reserves for returns of $3.6 million and government rebates of $3.4 million recorded from the time of acquisition through June 30, 2005. We began selling Soriatane in March 2004 after we acquired the U.S. product rights from Roche, and we recorded revenue reserves for estimated returns and government rebates based on information available to us at the time. In September and October 2005, Roche provided us with additional returns and government rebate information not previously available to us. As part of the process of evaluating our estimates for returns and rebates, we used the new information from Roche together with our own returns and rebate experience, and as a result reversed $7.0 million of reserves for Soriatane in the third quarter. This adjustment increased our diluted earnings per share by $0.17 for the year ended December 31, 2005.
      In the second quarter of 2005, our wholesaler customers returned an unexpectedly high amount of expiring and expired OLUX Foam. These return levels were significantly above historical levels. Based on our analysis, we recorded a charge to product revenues of $2.3 million in the second quarter for expired and estimated expiring products at our customers associated with product sales recorded in prior periods. Our analysis considered information reported to us by wholesaler customers under the distribution service agreements; that type of information was not available to us before the second quarter of 2005. This charge decreased our diluted earnings per share $0.05 for the year ended December 31, 2005.

      Net product revenues increased to $142.1 million in 2004 from $66.6 million in 2003. Of the 113% increase in product revenues, 84% is attributable to the introduction of two new products in 2004, Soriatane and Evoclin Foam, 17% to the increases in prices of existing products, and 12% to increased sales volume on existing products.
      Royalty and contract revenues decreased to $952,000 in 2005 from $2.3 million in 2004. The $1.3 million decrease was primarily due to the $1.2 million payment in 2004 by S.C. Johnson for the termination of a royalty agreement.
      Royalty and contract revenues decreased to $2.3 million in 2004 from $8.7 million in 2003. The decrease was primarily due to royalties received in connection with the S.C. Johnson license agreement in the amount of $7.0 million in 2003, compared to $1.2 million in 2004. The $7.0 million in 2003 includes a one-time royalty payment of $2.9 million. Additionally, in 2003 we recognized $761,000 of Relaxin-related revenue associated with the sale of the asset to BAS Medical, Inc. in July 2003. We have not received any Relaxin-related revenue since 2003 and do not expect any in the future.
      We expect that product revenues will increase in 2006 due to continued sales growth of all of our products. In 2006, we anticipate that royalty and contract revenues will increase significantly due to anticipated royalties from Novartis and Pfizer beginning in the second half of 2006. In 2006 and beyond, contract revenue may fluctuate depending on whether we enter into additional collaborations, when and whether we or our partners achieve milestones under existing agreements, and the timing of any new business opportunities that we may identify.

Cost of Product Revenues
      Our cost of product revenues includes the third party costs of manufacturing OLUX, Luxíq and Evoclin, the cost of Soriatane inventory supplied from Roche, depreciation costs associated with Connetics-owned equipment located at the DPT facility in Texas, allocation of overhead, royalty payments based on a percentage of our product revenues, product freight and distribution costs from SPS, and certain manufacturing support and quality assurance costs.

	Years Ended December 31,

	2005		2004		2003

		As a % of Net		As a % of Net		As a % of Net
		Product		Product		Product
(Dollars in thousands)	$	Revenues	$	Revenues	$	Revenues

Cost of product revenues	$16,438	9%	$12,656	9%	$5,129	8%

      Our cost of product revenues increased to $16.4 million in 2005 from $12.7 million in 2004. The increase included $4.8 million due to increased number of units sold primarily related to Evoclin and Soriatane, partially offset by a decrease of $1.4 million incurred for royalty payments.
      Cost of product revenues increased to $12.7 million in 2004 from $5.1 million in 2003. The increase included $2.4 million due to increased number of units sold costs, $4.1 million due to increased royalty payments resulting primarily from royalties paid on Soriatane sales to a U.S.-based distributor that exports branded pharmaceutical products to select international markets, and $1.1 million as a result of the allocation of costs previously categorized as research and development.
      Before January 1, 2004, inventory and cost of goods sold only captured third party product manufacturing costs, depreciation on Connetics-owned equipment at our third-party manufacturers, product freight and distribution costs from SPS, and royalties. Effective January 1, 2004, we began including certain manufacturing support and quality assurance costs in the cost of finished goods inventory and samples inventory that we had previously classified as research and development expense. Those activities include overseeing third party manufacturing, process development, quality assurance and quality control activities. We have determined that the effect of this change in accounting would not have had a material impact on our financial statements in any prior quarterly or annual period. For the year ended

December 31, 2004, we allocated $4.6 million of costs which in previous years would have been included in research and development, or R&D, expense as follows: (1) $1.1 million to cost of goods sold; (2) $1.0 million to selling expense; (3) $2.1 million to the value of commercial inventory; and, (4) $324,000 to the value of samples inventory.
      In 2006, we expect the cost of product revenues as a percentage of revenue to trend marginally higher due to an increased proportion of sales coming from products with higher royalty rates.

Amortization of Intangible Assets
      We amortize certain identifiable intangible assets, primarily product rights, over the estimated life of the asset.

	Years Ended December 31,

	2005		2004		2003

(Dollars in thousands)	$	% Change	$	% Change	$

Amortization of intangible assets	$13,598	19%	$11,471	NM	$819

      In the first quarter of 2004, we entered into an agreement to acquire exclusive U.S. rights to Soriatane that resulted in a $127.7 million intangible asset. We are amortizing the intangible asset over an estimated useful life of ten years. The primary reason for the increase in 2005 over 2004 is that amortization expense in 2005 included 12 months of amortization related to Soriatane totaling $12.8 million, whereas amortization expense in 2004 included only 10 months of amortization related to Soriatane.
      In 2006 we expect amortization to increase $2.3 million because we will be amortizing identified intangibles recorded from the acquisition of the pediatric sales force from PediaMed.

Research and Development
      R&D expenses include costs of personnel to support our research and development activities, costs of preclinical studies, costs of conducting our clinical trials (such as clinical investigator fees, monitoring costs, data management and drug supply costs), external research programs and an allocation of facilities costs.

	Years Ended December 31,

	2005		2004		2003

(Dollars in thousands)	$	% Change	$	% Change	$

Research and development expenses	$31,896	48%	$21,539	(29)%	$30,109

      As noted above under Cost of Product Revenues, beginning in 2004 we allocated costs which in previous years would have been included in R&D expense, to cost of goods sold, sales expense, and the values of commercial and sample inventory. We allocated $4.1 million and $4.6 million of costs in 2005 and 2004, respectively. R&D expense for 2005 and 2004 before the allocation was $36.0 million and $26.1 million, respectively.
      Year to year changes in R&D expenses are primarily due to the timing and size of particular clinical trials. We recorded R&D expenses of $31.9 in 2005 compared to $21.5 million in 2004. The increased expenses in 2005 are primarily attributable to $5.7 million in costs related to clinical trial activity for Desilux Foam, Primolux Foam and Extina Foam, and increased headcount costs of $1.8 million.
      The decrease in expenses in 2004 compared to 2003 is primarily due to the timing and completion of pivotal trials for Extina Foam, Evoclin Foam, and Velac Gel in 2003. The reduction in 2004 is also due to the allocation of research and development expenses as noted above, partially offset by $514,000 related to our decision to write off the Extina Foam finished goods inventory in late 2004.

      Our R&D expenses, including the $4.1 million and $4.6 million allocated to other accounts in 2005 and 2004, primarily consisted of:

	Years Ended December 31,

(ICategory s)	2005	2004	2003

Preclinical and clinical research in the development of new dermatology products	$14.7	$6.4	$13.0
Optimization of manufacturing and process development for existing dermatology products	5.0	2.7	2.8
Quality assurance and quality control in the maintenance and enhancement of existing dermatology products	4.0	4.9	5.2
Manufacturing, process development and optimization of dermatology products under development	3.7	3.6	2.1
Regulatory review of new and existing dermatology products	4.1	2.7	1.6
Basic research and formulation of new dermatology products	1.6	1.6	1.3
Quality assurance and quality control in the development of new dermatology products	1.5	1.8	2.0

      The following table sets forth the status of, and costs attributable to, our product candidates currently in clinical trials as well as other current R&D programs. The actual timing of completion of phases of research could differ materially from the estimates provided in the table.

Estimated
		Completion of	Accumulated Program-Related
	Phase of	Phase III	Research and Development
Description	Development	Clinical Trials	Expenses through 2005

Desiluxtm (desonide), VersaFoam-EF, 0.05%	NDA filed	Completed	$7.8 million
Primolux (clobetasol propionate) VersaFoam-EF, 0.05%	Data Analysis	Completed	$6.0 million
Extina® (ketoconazole) VersaFoam, 2%	Phase III	August 2006	$2.4 million
Preclinical research and development for multiple dermatological indications	Preclinical	N/A	$3.2 million

      In general, we expect R&D expenses to remain relatively consistent in 2006 due to research and clinical trial activity similar to 2005. Consistent with our 4:2:1 development model, we have a minimum of four product candidates in product formulation, at least two in late-stage clinical trials and we expect to launch one new product commercially in 2006. Pharmaceutical products that we develop internally can take several years to research, develop and bring to market in the U.S. We cannot reliably estimate the overall completion dates or total costs to complete our major R&D programs. The clinical development portion of these programs can span several years and any estimation of completion dates or costs to complete would be highly speculative and subjective due to the numerous risks and uncertainties associated with developing pharmaceutical products. For additional discussion of the risks and uncertainties associated with completing development of potential products, see “Risk Factors — We cannot sell our current products and product candidates if we do not obtain and maintain governmental approvals,” “— We may spend a significant amount of money to obtain FDA and other regulatory approvals, which may never be granted,” — “The expenses associated with our clinical trials are significant. We rely on third parties to conduct clinical trials for our product candidates, and those third parties may not perform satisfactorily,” and “— Our continued growth depends on our ability to develop new products, and if we are unable to develop new products, our expenses may exceed our revenues without any return on the investment.”

Selling, General and Administrative Expenses
      Selling, general and administrative expenses include expenses and costs associated with finance, legal, insurance, marketing, sales, and other administrative matters.

	Years Ended December 31,

	2005		2004		2003

(Dollars in thousands)	$	% Change	$	% Change	$

Selling, general and administrative expenses	$97,435	33%	$73,206	75%	$41,781

      Selling, general and administrative expenses increased to $97.4 million in 2005 from $73.2 million in 2004. The increase was primarily due to:

•	increased direct and indirect promotional capabilities ($7.8 million),

•	increased marketing and sales activities such as advertising, tradeshows and conventions ($5.7 million),

•	increased expenses related to market research and product sampling ($4.6 million),

•	increased labor and benefit expenses, primarily due to increased headcount in the marketing, general and administrative departments ($2.2 million), and

•	increased outside legal, audit and tax expenses ($1.0 million).
      Selling, general and administrative expenses increased to $73.2 million in 2004 from $41.8 million in 2003. The increase was primarily due to:

•	increased direct and indirect promotional capabilities ($11.0 million),

•	increased marketing and sales activities such as advertising, tradeshows and conventions ($4.1 million),

•	increased labor and benefit expenses, primarily due to increased headcount in the marketing, general and administrative departments ($2.4 million),

•	increased outside legal, audit and tax expenses ($1.9 million),

•	increased expenses related to product sampling ($1.8 million), and

•	increased business insurance costs ($1.1 million).
      We expect selling, general and administrative expenses to increase in 2006 primarily due to the acquisition of the pediatric sales force from PediaMed, increased legal fees related to the patent infringement lawsuit with Agis Industries (1983) Ltd. and launch costs of new products.

In-Process Research and Development and Milestone Payments
      In-process research and development and milestone expense represents payments made in connection with an acquisition of a product or milestone payments related to product development. We expense these costs when they are incurred on the basis that the product may not meet either technological feasibility or commercial success because the product remains in clinical development or alternative future use has not been established.

	Years Ended December 31,

	2005		2004		2003

(Dollars in thousands)	$	% Change	$	% Change	$

In-process research and development and milestone payments	$1,000	(71)%	$3,500	NM	—

      In December 2005, we amended our license agreement with Astellas Pharma Europe B.V. (formerly Yamanouchi Europe, B.V.) for Velac Gel to include all worldwide territories. Connetics’ initial license in

2002 for Velac Gel was limited to the U.S., Canada and Mexico. Under the terms of the amended agreement, Connetics paid Astellas a $1.0 million upfront license fee in the fourth quarter of 2005. We will make an additional milestone payment to Astellas upon FDA approval of Velac Gel, and will pay a portion of revenue from any sublicense agreement and royalties on product sales outside of North America. Because the product has not been approved, we recorded the fee as in-process research and development and milestone payment expense.
      In August 2004, we submitted an NDA for Velac Gel with the FDA, and in October 2004, we received notification that the FDA accepted the NDA for filing as of August 23, 2004. In connection with that filing we were required to pay Astellas a $3.5 million milestone, which we recorded in the third quarter of 2004. As noted above, because the product has not been approved, we recorded the fee as in-process research and development and milestone payment expense.

Interest and other income (expense), net

	Years Ended December 31,

	2005		2004		2003

(Dollars in thousands)	$	% Change	$	% Change	$

Interest and other income (expense), net
Interest income	$6,981	485%	$1,194	23%	$972
Interest expense	(6,504)	134%	(2,778)	70%	(1,632)
Other income (expense), net	(276)	(353)%	109	(53)%	234

      Interest Income. Interest income increased to $7.0 million in 2005 from $1.2 million in 2004. We had higher interest income in 2005 because we had higher average cash and investment balances in connection with the cash proceeds related to the $200 million convertible senior notes issued in March 2005, as well as increased interest rates on investments. Interest income increased to $1.2 million in 2004 from $972,000 in 2003. The increase in 2004 was due to interest earned on larger cash investment balances in connection with cash we received from a private placement of common stock in February 2004 and issuing $90.0 million in convertible senior notes in May 2003.
      Interest Expense. Interest expense increased to $6.5 million in 2005 from $2.8 million in 2004. The increase in interest expense was primarily due to the issuance of the $200 million convertible senior notes in March 2005. Interest expense increased to $2.8 million in 2004 from $1.6 million in 2003. The increase reflects a full year of interest expense in 2004 on the $90 million convertible senior notes issued in May 2003.

Provision for (Benefit from) Income Taxes

	Years Ended December 31,

	2005		2004		2003

(Dollars in thousands)	$	% Change	$	% Change	$

Income tax provision (benefit)	$(9,860)	NM	$1,493	28%	$1,167

      We recognized an income tax benefit of $9.9 million in 2005 related primarily to the release of a portion of our valuation allowance. By comparison, we recognized income tax expense of $1.5 million in 2004, primarily related to the U.S. federal alternative minimum tax.
      The tax benefit in 2005 includes the reversal of our valuation allowance against certain of our U.S. deferred tax assets. In December 2005, we concluded that it was more likely than not that we would realize a portion of the benefit related to our deferred tax assets. Accordingly, we reduced the valuation allowance against a portion of the assets and recorded a tax benefit of $9.9 million. The recognition of this deferred tax asset had no impact on our cash flows. Excluding the benefit relating to the reversal of our valuation allowance our effective tax rate for 2005 was less than 1%, composed of alternative minimum tax and state taxes, offset by a current year foreign tax benefit.

      The income tax provision increased to $1.5 million in 2004 from $1.2 million in 2003 primarily due to an increase for U.S. federal tax of $986,000, resulting mostly from the effect of the alternative minimum tax in 2004, and $281,000 for various U.S. states, partially offset by a reduction for foreign taxes of $941,000. The amounts reported above for U.S. federal tax in 2004 and 2003 include U.S. withholding taxes paid on foreign earnings; the foreign taxes are net of the foreign tax credit claimed in Australia in 2004 and 2003 for the U.S. withholding tax. We did not use all of the foreign tax credits in 2005 or 2004 and will carry them forward to 2006.
      Prior to 2004, we recorded an income tax provision primarily based on the foreign operations of our subsidiary in Australia, while experiencing losses for our U.S. operations. As a result, we had federal net operating loss carryforwards of approximately $66.4 million and California net operating loss carryforwards of approximately $7.1 million to carry forward. The deferred tax asset resulting from the operating loss carryforwards is partially offset by a valuation allowance based on our estimate of future profitability.
      Our effective tax rate and related tax provisions may increase significantly in the future after our net operating loss and other carryforwards have been exhausted. For a more complete description of our income tax position, refer to Note 11 in the Notes to Consolidated Financial Statements elsewhere in this Report.
LIQUIDITY AND CAPITAL RESOURCES

	December 31,

	2005		2004

(Dollars in thousands)	$	% Change	$

Cash, cash equivalents and marketable securities	$271,096	275%	$72,383

Sources and Uses of Cash.
      Cash, cash equivalents and marketable securities totaled $271.1 million at December 31, 2005, up from $72.4 million at December 31, 2004. The increase of $198.7 million was primarily due to receipt of net cash proceeds of $193.0 million from the issuance of convertible senior notes, partially offset by a $35.0 million repurchase of our common stock. We also generated $61.9 million from operating activities, primarily driven by net income of $34.0 million, partially offset by $13.6 million of amortization of intangible assets.
      Working capital at December 31, 2005 was $256.4 million compared to $71.2 million at December 31, 2004. Significant changes in working capital during 2005 (in addition to the changes identified above for cash, cash equivalents and marketable securities) can be summarized as follows, representing an $1.2 million increase in current assets and a $9.5 million increase in liabilities:

Fluctuation in Current Assets	Explanation

$17.3 million decrease — accounts receivable	Decrease is primarily a result of the timing of shipments in 2005 versus 2004.
$16.1 million increase — prepaid expenses and other current assets	Includes a recorded tax asset of approximately $9.9 million; increases are primarily a result of growth in our business and related expenses.
$2.4 million increase — inventory

Increases in Liabilities	Explanation

$1.6 million — product rebates and coupon accruals	Rebate and coupon accruals increased as a function of our increased product revenues. Other increases are a result of the increase in our business activity.
$3.3 million — account payable
$4.6 million — other accrued liabilities

      We made capital expenditures of $4.5 million in 2005 compared to $7.6 million in 2004. The expenditures in 2004 were primarily for leasehold improvements on, and laboratory equipment purchased for, our new corporate headquarters, which we occupied at the end of February 2005.
      In March 2005, we issued $200 million of 2.00% convertible senior notes in a private placement. We received net cash proceeds of $158 million after expenses of $7 million and net of $35 million used to repurchase our common stock. We repurchased 1,332,300 shares of common stock at an average price of $26.27 per share.
      On October 31, 2005, our Board of Directors authorized the repurchase of up to $50 million of our common stock. As of December 31, 2005, we repurchased 1.8 million shares of our common stock at a cost of $24.4 million. Subsequent to December 31, 2005, we have repurchased 143,000 shares at a cost of $2.2 million.

Contractual Obligations and Commercial Commitments.
      As of December 31, 2005, we had the following contractual obligations and commitments:

	Payments Due by Period

		Less Than			More Than
ContractualiObligations	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years

Long-Term Debt Obligations(1)	$311.9	$6.0	$100.9	$5.0	$200.0
Operating Lease Obligations(2)	18.8	3.8	5.0	3.2	6.8
Purchase Obligations(3)(4)	27.4	21.3	3.0	1.7	1.4

Total Contractual Cash Obligations	$358.1	$31.1	$108.9	$9.9	$208.2

(1)	In March 2005, we issued $200 million of convertible senior notes due March 30, 2015 to qualified institutional buyers in a private placement. The notes bear interest at a rate of 2.00% per annum for the initial five year period, which is payable in arrears on March 30 and September 30 of each year until March 30, 2010. We made the first interest payment on September 30, 2005. For the remaining five-year period commencing on March 30, 2010, we will pay contingent interest for six-month periods if the average trading price of a note is above a specified level for a specified period prior to the six-month period. No contingent interest is included in the table above. In addition, beginning on March 30, 2010, the original principal amount will be increased at a rate that provides holders with an aggregate annual yield to maturity of 2.00%. The amounts reflected above include annual interest payments of approximately $4 million per year through 2009 and $1 million for interest in 2010 assuming that the notes are redeemed or converted before maturity. No contingent interest or accretion is included in the table above as the debt is callable by the Company in 2010.

On May 28, 2003, we issued $90 million of 2.25% convertible senior notes due May 30, 2008 in a private placement. The notes are convertible at any time at the option of note holders into shares of our common stock at a conversion rate of 46.705 shares for each $1,000 principal amount of notes, subject to adjustment in certain circumstances, which is equivalent to a conversion price of approximately $21.41 per share. The amounts reflected above include annual interest payments of approximately $2 million per year, assuming that the notes are not redeemed or converted before maturity.

(2)	In June 2004, we signed a series of non-cancelable facility lease agreements to lease approximately 96,000 square feet of space in Palo Alto, California that we occupied in February 2005. We sublease an additional 19,447 square feet of office space which we have not occupied in Palo Alto; payment under this sublease commenced on January 1, 2006. Under our agreement with DPT, we are also obligated to pay approximately $56,000 per year in rent for the pro rata portion of DPT’s facility allocated to the aerosol line. Under the DPT agreement, we will pay rent for the term of the agreement or as long as we own the associated assets, whichever is longer. We also lease various automobiles and office equipment under similar leases, expiring through 2008.

(3)	In March 2002 we entered into a manufacturing and supply agreement with DPT that requires minimum purchase commitments, beginning six months after the opening of the commercial production line and continuing for 10 years. Also in 2002 we entered into a license agreement that requires minimum royalty payments beginning in 2005 and continuing for fifteen years, unless the agreement is terminated earlier by either party. In 2003, we entered into a five year service agreement for prescription information that requires minimum fees. We paid $14.9 million, $4.3 million and $2.2 million related to these agreements for the years ended December 31, 2005, 2004 and 2003, respectively.

(4)	Per our manufacturing and supply agreements with our three suppliers, KIK, DPT and Roche, we may incur penalties related to cancellation of purchase orders, including paying an amount equal to the entire cancelled purchase order. We did not incur any penalties related to the cancellation of purchase orders for KIK, DPT or Roche for the years ended December 31, 2005, 2004 and 2003, respectively. We had approximately $19.0 million in outstanding open purchase orders to our suppliers at December 31, 2005 and the entire amount is included in the table in the ‘Less Than 1 Year’ column.

      We believe our existing cash, cash equivalents and marketable securities, cash generated from product sales and collaborative arrangements with corporate partners, will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the foreseeable future. To take action on business development opportunities we may identify in the future, we may need to use some of our available cash, or raise additional cash by liquidating some of our investment portfolio and/or raising additional funds through equity or debt financings.
      We currently have no commitments for any additional financings. If we need to raise additional money to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when we need them, we may not be able to market our products as planned or continue development of our other products, or we could be required to delay, scale back or eliminate some or all of our R&D programs.
OFF-BALANCE SHEET ARRANGEMENTS
      We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.
RECENT ACCOUNTING PRONOUNCEMENTS
      In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which requires companies to measure and recognize compensation expense for all stock-based awards at fair value. Stock-based awards include grants of employee stock options. SFAS 123R replaces Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” or SFAS 123, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires companies to recognize all stock-based awards to employees and to reflect those awards in the financial statements based on the fair values of the awards effective for all annual periods beginning after June 15, 2005. We are required to adopt SFAS 123R in our fiscal year beginning January 1, 2006. Beginning in 2006, therefore, the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative for reporting stock-based awards in our financial statements. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based awards, the amortization method for compensation cost, and the transition method to be used at date of adoption. The transition methods permit companies to adopt the model retroactively or prospectively. The modified prospective method would require that we record compensation expense for all unvested stock options and restricted stock at the beginning of the year we adopt of SFAS 123R. Under the modified retroactive method, we would be permitted to restate prior periods either as of the beginning of the year of adoption or for all periods presented, and we would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We have decided to adopt SFAS 123R using the modified prospective method, and we have utilized the Black-Scholes valuation model to estimate the fair value of future compensation expense. We expect the adoption of SFAS 123R to result in compensation expense that will reduce diluted net income per share by approximately $0.18 per share for 2006. However, uncertainties in our stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine how closely our estimates will approximate the stock-based compensation expense that we will incur in future periods.
      In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes,” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our financial position, cash flows or results of operations.
      In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140,” (“SFAS 155”) that amends Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We can not estimate the effect adopting SFAS 155 will have on our financial position, cash flows or results of operations because SFAS 155 is effective for financial instruments acquired or issued in our fiscal year beginning January 1, 2007.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
      The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. These accounting principles require us to make certain estimates and assumptions. To prepare the consolidated financial statements, we are required to make estimates and assumptions that affect the amounts we report in our financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to sales allowances, discounts, returns, rebates, chargebacks and other pricing adjustments, depreciation and amortization, and tax-related matters. We base our estimates on historical experience and various other factors related to each circumstance. Actual results could differ from those estimates depending on the outcome of future events, although we believe that the estimates and assumptions upon which we rely are reasonable based upon information available to us at the time they are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.

      Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in this Report. We believe the following critical accounting policies affect our most significant judgments, assumptions, and estimates used in the preparation of our consolidated financial statements, and therefore are important in understanding our financial condition and results of operations.
Revenue Recognition — Reserves for Discounts, Returns, Rebates and Chargebacks.
      We recognize product revenues net of allowances and accruals for estimated discounts, returns, rebates and chargebacks. We estimate allowances and accruals based primarily on our past experience. We also consider the volume and price mix of products in the retail channel, trends in distributor inventory, economic trends that might impact patient demand for our products (including competitive environment) and other factors. Our customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel. In 2005, our largest wholesalers began to furnish us with inventory data pursuant to distribution service agreements.
      We offer a discount to our customers (generally approximately 2% of the sales price) as an incentive for prompt payment. We account for cash discounts by establishing an allowance reducing accounts receivable by the full amount of the discounts we expect our customers to take.
      We allow customers to return products that are within six months before and up to one year after their expiration date. As a practice, we avoid shipping product that has less than fifteen months until its expiration date. We authorize returns for damaged products and exchanges for expired products in accordance with our returned goods policy and procedures. We monitor inventories held by our distributors as well as prescription trends to help us assess the rate of return.
      We account for product returns in accordance with Staff Accounting Bulletin No. 104, (SAB 104), “Revenue Recognition in Financial Statements” and SFAS 48, “Revenue Recognition When Right of Return Exists,” whereby we establish an allowance based on our estimate of revenues recorded for which the related products are expected to be returned in the future. We determine our estimate of product returns based on historical experience and other qualitative factors that could impact the level of future product returns. These factors include estimated shelf life, competitive developments including introductions of generic products, product discontinuations and our introduction of new products. Typically, the factors that influence our allowance for product returns do not change significantly from quarter to quarter. We assess historical experience and the other qualitative factors on a product-specific basis as part of our compilation of our estimate of future product returns. Estimates for returns of new products are based on historical experience of other products with similar characteristics at various stages of their life cycle.
      Our actual experience and the qualitative factors that we use to determine the necessary allowance for future product returns are susceptible to change based on unforeseen events and uncertainties. We review our allowance for product returns quarterly to assess the trends being considered to estimate the allowance, and make changes to the allowance if necessary.
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
      We have agreements for contract pricing with several entities, whereby we extend pricing on products below wholesaler list price. These parties purchase products through wholesalers at the lower contract price, and the wholesalers charge the difference between their acquisition cost and the lower contract price back to us. We account for chargebacks by establishing an allowance reducing accounts receivable based on our estimate of chargeback claims attributable to a sale. We determine our estimate of chargebacks based on historical experience and changes to current contract prices. We also consider our claim processing lag time, and adjust the allowance periodically throughout each quarter to reflect actual experience.
      In the past, actual allowances and accruals for discounts, returns, rebates and chargebacks generally have not exceeded our reserves. We believe that our allowances and accruals for items that are deducted from gross revenues are reasonable and appropriate based on current facts and circumstances. However, it is possible that other parties applying reasonable judgment to the same facts and circumstances could develop different allowance and accrual amounts for items that are deducted from gross revenues. Additionally, changes in actual experience or changes in other qualitative factors could cause our allowances and accruals to fluctuate, particularly with newly launched or acquired products. We review the rates and amounts in our allowance and accrual estimates on a quarterly basis. If future rates and amounts are significantly greater than the reserves we have established, the actual results would decrease our reported revenues; conversely, if actual returns, rebates and chargebacks are significantly less than our reserves, this would increase our reported revenue. If we changed our assumptions and estimates, our revenue reserves would change, which would impact the net revenues we report. See “Results of Operations, Revenues” for additional detail on changes in our revenue reserves and the related impact on net revenues.

Goodwill, Purchased Intangibles and Other Long-Lived Assets — Impairment Assessments.
      We have made acquisitions of products and businesses that include goodwill, license agreements, rights and other identifiable intangible assets. We assess goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets,” or SFAS 142, which requires that goodwill be tested for impairment at the “reporting unit level” (“reporting unit”) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Consistent with our determination that we have only one reporting segment, we have determined that there is only one reporting unit, specifically the sale of specialty pharmaceutical products for dermatological diseases. We test goodwill for impairment in the annual impairment test on October 1 using the two-step process required by SFAS 142. First, we review the carrying amount of the reporting unit compared to the “fair value” of the reporting unit based on quoted market prices of our common stock and on discounted cash flows based on analyses prepared by management. An excess carrying value compared to fair value would indicate that goodwill may be impaired. Second, if we determine that goodwill may be impaired, then we compare the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine the impairment loss, if any. Based on these estimates, we determined that as of October 1, 2005 there was no impairment of goodwill. Since October 1, 2005, there have been no indications of impairment and the next annual impairment test will occur as of October 1, 2006.
      In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” or SFAS 144, we evaluate purchased intangibles and other long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We have not recorded any impairment charges for long-lived intangible assets for the three years ended December 31, 2005.
      Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, generic competition to our products and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates and certain events could materially impact our reported financial results. For example, while Soriatane is the only oral retinoid indicated for psoriasis in the U.S., the entrant of a generic competitor in this market may result in an impairment and/ or a reduced life of our remaining Soriatane intangible asset. In addition, future changes in market capitalization or estimates used in discounted cash flows analyses could result in significantly different fair values of the reporting unit, which may result in impairment of goodwill or intangible assets.

Provision for (Benefit from) Income Taxes.
      We determine income taxes using an annual effective tax rate, which is generally less than the U.S. federal statutory rate, primarily because of net operating loss carryforwards plus the temporary and permanent differences resulting from the different treatment of items for tax and accounting purposes. Our effective tax rate may be subject to fluctuations during the fiscal year as we obtain new information which may affect the assumptions we use to estimate our annual effective tax rate, including factors such as our overall changes in future levels of earnings, the mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, utilization of research and experimentation and manufacturing tax credits, and changes in tax laws in jurisdictions where we conduct operations.
      We recognize deferred tax assets if it is more likely than not that those deferred tax assets will be realized. Management reviews deferred tax assets periodically to evaluate whether they are recoverable, and makes estimates and judgments regarding the expected geographic sources of taxable income in order to assess whether to record a valuation allowance to reduce deferred tax assets to their estimated realizable value. During the fourth quarter of 2005, we reversed a portion of the valuation allowance on our U.S. deferred tax assets, and as a result, realized a benefit of $9.9 million. Without the release, our effective tax rate would have been less than 1% instead of the 41% benefit we reported. Factors such as our cumulative profitability in the U.S. and our projected future taxable income were the key criteria in deciding to reverse a portion of the valuation allowance. At the end of 2005, we still maintained a valuation allowance of $42.8 million against our remaining deferred tax assets. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes or benefit.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Interest Rate Risk. Our holdings of financial instruments comprise a mix of securities that may include U.S. corporate debt, U.S. government debt, municipal debt, and asset and mortgage backed securities. All such instruments are classified as securities available for sale. Generally, we do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our market risk exposure consists principally of exposure to reductions in interest rates. Interest income from our investments is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. While a reduction in interest rates would decrease interest income, the negative effect would be partially offset by an increase in the value of our marketable securities portfolio. A hypothetical increase of 100 basis points in market-fixed interest rates would decrease the fair value of our portfolio by approximately $1.5 million. A decrease in interest rates of 100 basis points would increase the value of the portfolio by a similar amount. Due to the nature of our marketable securities, we have concluded that we face minimal material market risk exposure.
      The table below presents the principal amounts and weighted average interest rates by year of maturity for our investment portfolio as of December 31, 2005 (dollars in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

Assets:
Available-for-sale securities	$154,494	$83,757	$3,109	$—	$—	$—	$241,360	$240,524
Weighted average annual interest rate	3.44%	4.31%	3.59%	—	—	—	—	—

Liabilities:
2.25% Convertible Senior Notes Due 2008	—	—	$90,000	—	—	—	$90,000	$82,900
2.00% Convertible Senior Notes Due 2015	—	—	—	—	—	$200,000	$200,000	$154,500
Average interest rate	—	—	2.25%	—	—	2.00%	—	—

      The table above includes principal and fair value amounts of $1.0 million as of December 31, 2005, related to auction rate securities. Although these securities have long final maturities (up to 29 years), we consider them to be short-term investments because liquidity is provided through the short-term (7 to

90 days) interest rate reset mechanism. These securities are allocated between maturity groupings based on their final maturities. The table above also includes principal amounts of $37.5 million and fair value amounts of $37.3 million related to asset-backed and mortgage-backed securities that are allocated between maturity groupings based on their final maturities.
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
      (a) Evaluation of Disclosure Controls and Procedures: Our principal executive and financial officers reviewed and evaluated our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-K. Based on that evaluation, our management concluded that the Connetics’ disclosure controls and procedures are effective in timely providing them with material information relating to the company, as required to be disclosed in the reports we file under the Exchange Act.
      (b) Management’s Annual Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
      (c) Changes in Internal Control Over Financial Reporting: There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Connetics Corporation
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Connetics Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Connetics Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Connetics Corporation internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Connetics Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Connetics Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Connetics Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Palo Alto, California
March 10, 2006

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      (a) Information regarding our Board of Directors is incorporated by reference to the sections entitled “Election of Directors,” “Stock Ownership,” “Corporate Governance,” and “Report of the Audit Committee” in our 2006 Proxy Statement to be filed with the Securities and Exchange Commission relating to our 2006 Annual Meeting of Stockholders.
      (b) Information regarding our executive officers is included in Part I of this Report in the section entitled “Business — Executive Officers of the Company,” and is incorporated by reference to the section entitled “Stock Ownership” in our 2006 Proxy Statement.
      (c) Information regarding the identity of the audit committee members and the audit committee financial expert is incorporated by reference to the section entitled “Report of the Audit Committee” in our 2006 Proxy Statement.
      (d) Information with respect to our policy regarding nominations by stockholders for the Board is incorporated by reference to the section entitled “Corporate Governance” in our 2006 Proxy Statement.
      (e) The information found in our 2006 Proxy Statement under the heading “Stock Ownership — Section 16 (a) Beneficial Ownership Reporting Compliance” is incorporated by reference.
      (f) Our Board of Directors has adopted a code of professional conduct that applies to all employees, and a supplemental code of professional conduct that applies to our CEO, senior financial officers, and the Board of Directors. These codes of conduct are posted on the Corporate Governance section of our website at http://ir.connetics.com/governance/highlights.cfm. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, our codes of conduct by posting such amendments or waivers on our website.

Item 11.	Executive Compensation
      Information regarding executive compensation is incorporated by reference to the information set forth under the caption “Executive Compensation and Related Information” in our 2006 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Information regarding the beneficial ownership of our common stock by certain beneficial owners and by our directors and management is incorporated by reference to the information set forth under the caption “Stock Ownership” in our 2006 Proxy Statement.
      Information as of December 31, 2005 with respect to all of our compensation plans under which equity securities are authorized for issuance is incorporated by reference to the information set forth under the caption “Equity Compensation Plan Information” in our 2006 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions
      Information regarding certain relationships and related transactions is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our 2006 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
      The information required by this item is incorporated by reference to the section entitled “Audit and Other Fees” in our 2006 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) 1. Financial Statements. The following Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm are filed as part of this Report:
      2. Financial Statement Schedules.
      The following additional consolidated financial statement schedule should be considered in conjunction with our consolidated financial statements. All other schedules have been omitted because the required information is either not applicable, not sufficiently material to require submission of the schedule, or is included in the consolidated financial statements or the notes to the consolidated financial statements. On the consolidated balance sheets managed care and Medicaid rebates, or product rebates, and coupon reserves were reclassified from accounts receivable allowance to product rebates and coupon accruals for the years ended December 31, 2004 and 2003.
Schedule II — Valuation and Qualifying Accounts

Allowance for Doubtful		Additions
Accounts, Discounts,	Balance at	Charged to
Returns and	Start of	Expense/Revenue		Balance at
Chargebacks	Period	Net of Reversals	Utilizations	End of Period

Year ended December 31,
2005	$7,692,000	$21,368,000	$(18,293,000)	$10,767,000
2004	$1,404,000	$11,473,000	$(5,185,000)	$7,692,000
2003	$486,000	$6,886,000	$(5,968,000)	$1,404,000

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
Date: March 13, 2006
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

Signature	Title	Date

Principal Executive Officer:

/s/ Thomas G. Wiggans Thomas G. Wiggans	Chairman of the Board and Chief Executive Officer	March 13, 2006

Principal Financial and Principal Accounting Officer:

/s/ John L. Higgins John L. Higgins	Chief Financial Officer; Executive Vice President, Finance and Corporate Development	March 13, 2006

Directors:

/s/ David E. Cohen David E. Cohen	Director	March 13, 2006

/s/ R. Andrew Eckert R. Andrew Eckert	Director	March 13, 2006

Signature	Title	Date

/s/ Carl B. Feldbaum Carl B. Feldbaum	Director	March 13, 2006

/s/ Denise M. Gilbert Denise M. Gilbert	Director	March 13, 2006

/s/ John C. Kane John C. Kane	Director	March 13, 2006

/s/ Thomas D. Kiley Thomas D. Kiley	Director	March 13, 2006

/s/ Leon E. Panetta Leon E. Panetta	Director	March 13, 2006

/s/ G. Kirk Raab G. Kirk Raab	Director	March 13, 2006

CONNETICS CORPORATION
Form 10-K
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
      The following Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm are filed as part of this Report:

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Connetics Corporation
      We have audited the accompanying consolidated balance sheets of Connetics Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Connetics Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Connetics Corporation as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Connetics Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Palo Alto, California
March 10, 2006

CONNETICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,

	2005	2004

Assets
Current assets:
Cash and cash equivalents	$29,988	$18,261
Marketable securities	241,108	54,122
Restricted cash — current	1,000	1,000
Accounts receivable, net of allowances of $10,767 in 2005 and $7,692 in 2004	863	21,206
Inventory	7,485	5,020
Prepaid expenses	8,384	7,561
Other current assets	13,487	1,963

Total current assets	302,315	109,133
Property and equipment, net	14,438	11,830
Restricted cash — long term	3,059	2,963
Debt issuance costs, deposits and other assets	12,313	3,707
Goodwill and other intangible assets, net	115,060	128,659

Total assets	$447,185	$256,292

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,888	$14,531
Accrued liabilities related to acquisition of product rights	1,867	2,710
Accrued payroll and related expenses	6,042	5,746
Product rebate and coupon accruals	12,126	10,564
Accrued clinical trial costs	1,117	751
Other accrued liabilities	7,855	3,650

Total current liabilities	45,895	37,952
Convertible senior notes	290,000	90,000
Other non-current liabilities	517	420
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,751,458 and 35,874,633 shares issued and 33,537,255 and 35,792,730 outstanding at December 31, 2005 and 2004, respectively	37	36
Treasury stock, at cost; 3,214,203 and 81,903 at December 31, 2005 and 2004, respectively	(60,447)	(1,060)
Additional paid-in capital	247,871	238,726
Deferred stock compensation	—	(13)
Accumulated deficit	(77,215)	(111,173)
Accumulated other comprehensive income	527	1,404

Total stockholders’ equity	110,773	127,920

Total liabilities and stockholders’ equity	$447,185	$256,292

See accompanying Notes to Consolidated Financial Statements.

CONNETICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,

	2005	2004	2003

Revenues:
Product	$183,312	$142,059	$66,606
Royalty and contract	952	2,296	8,725

Total revenues	184,264	144,355	75,331
Operating costs and expenses:
Cost of product revenues	16,438	12,656	5,129
Amortization of intangible assets	13,598	11,471	819
Research and development	31,896	21,539	30,109
Selling, general and administrative	97,435	73,206	41,781
In-process research and development and milestone payments	1,000	3,500	—

Total operating costs and expenses	160,367	122,372	77,838

Income (loss) from operations	23,897	21,983	(2,507)
Interest and other income (expense):
Interest income	6,981	1,194	972
Interest expense	(6,504)	(2,778)	(1,632)
Other income (expense), net	(276)	109	234

Income (loss) before income taxes	24,098	20,508	(2,933)
Income tax provision (benefit)	(9,860)	1,493	1,167

Net income (loss)	$33,958	$19,015	$(4,100)

Net income (loss) per share:
Basic	$0.97	$0.54	$(0.13)
Diluted	$0.89	$0.51	$(0.13)

Shares used to compute basic and diluted net income (loss) per share:
Basic	35,039	35,036	31,559
Diluted	41,335	37,443	31,559

See accompanying Notes to Consolidated Financial Statements.

CONNETICS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Number of						Accumulated
	Common	Common	Treasury	Additional	Deferred		Other	Total
	Shares	Stock	Stock, at	Paid-In	Stock	Accumulated	Comprehensive	Stockholders’
	Outstanding	Amount	Cost	Capital	Compensation	Deficit	Income	Equity

Balance at December 31, 2002	31,180	$31	$(458)	$170,227	$(48)	$(126,088)	$1,079	$44,743
Common stock issued under stock option and purchase plans	674	1	(186)	4,344	—	—	—	4,159
Exercise of warrants	31	—	—	153	—	—	—	153
Stock compensation expense	—	—	—	—	17	—	—	17
Comprehensive loss:
Net loss	—	—	—	—	—	(4,100)	—	(4,100)
Unrealized loss on investments	—	—	—	—	—	—	(167)	(167)
Foreign currency translation adjustment	—	—	—	—	—	—	949	949

Total comprehensive loss								(3,318)

Balance at December 31, 2003	31,885	32	(644)	174,724	(31)	(130,188)	1,861	45,754
Common stock issued under stock option and purchase plans	858	1	(416)	6,763	—	—	—	6,348
Tax benefit on stock options	—	—		213	—	—	—	213
Issuance of common stock through private placement	3,000	3		56,901	—	—	—	56,904
Exercise of warrants	50	—	—	125	—	—	—	125
Stock compensation expense	—	—	—	—	18	—	—	18
Comprehensive income:
Net income	—	—	—	—	—	19,015	—	19,015
Unrealized loss on investments	—	—	—	—	—	—	(583)	(583)
Foreign currency translation adjustment	—	—	—	—	—	—	126	126

Total comprehensive income								18,558

Balance at December 31, 2004	35,793	36	(1,060)	238,726	(13)	(111,173)	1,404	127,920
Common stock issued under stock option and purchase plans	876	1	—	8,640	—	—	—	8,641
Repurchase of common stock	(3,132)	—	(59,387)	—	—	—	—	(59,387)
Tax benefit on stock options	—	—	—	505	—		—	505
Stock compensation expense	—	—	—	—	13	—	—	13
Comprehensive income:
Net income	—	—	—	—	—	33,958	—	33,958
Unrealized loss on investments	—	—	—	—	—	—	(725)	(725)
Foreign currency translation adjustment	—	—	—	—	—	—	(152)	(152)

Total comprehensive income								33,081

Balance at December 31, 2005	33,537	$37	$(60,447)	$247,871	$—	$(77,215)	$527	$110,773

See accompanying Notes to Consolidated Financial Statements.

CONNETICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net income (loss)	$33,958	$19,015	$(4,100)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,773	1,433	1,422
Amortization of intangible assets	13,598	11,471	819
Amortization of convertible senior notes offering	1,271	708	430
Allowances for discounts, returns and chargebacks	3,075	5,882	962
Stock compensation expense	13	18	17
Changes in assets and liabilities:
Accounts receivable	17,279	(21,274)	(1,277)
Inventory	(2,390)	(3,631)	(493)
Prepaids and other assets	(16,138)	(4,702)	(3,280)
Accounts payable	3,289	10,740	(4,199)
Product rebate and coupon accruals	1,562	6,935	2,073
Accrued and other current liabilities	4,190	2,633	(146)
Deferred revenue	345	89	(739)
Other non-current liabilities	95	404	—

Net cash provided by (used in) operating activities	61,920	29,721	(8,511)

Cash flows from investing activities:
Purchases of marketable securities	(358,030)	(62,472)	(135,352)
Sales and maturities of marketable securities	170,319	104,483	62,909
Purchases of property and equipment	(4,515)	(7,638)	(959)
Transfer from (to) restricted cash	(96)	(3,659)	420
Acquisition of patent and product rights	—	(123,529)	(200)

Net cash used in investing activities	(192,322)	(92,815)	(73,182)

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	193,085	—	86,316
Proceeds from issuance of common stock in private placement, net of issuance costs	—	56,901	—
Proceeds from issuance of common stock from the exercise of stock options and employee stock purchase plan, net of repurchases of unvested shares	8,641	6,476	4,312
Purchases of treasury stock	(59,387)	—	—

Net cash provided by financing activities	142,339	63,377	90,628

Effect of foreign currency exchange rates on cash and cash equivalents	(210)	32	387
Net change in cash and cash equivalents	11,727	315	9,322
Cash and cash equivalents at beginning of year	18,261	17,946	8,624

Cash and cash equivalents at end of year	$29,988	$18,261	$17,946

Supplementary information:
Interest paid	$4,025	$2,030	$1,028
Income taxes paid	$710	$1,061	$1,541

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

Note 1.	Organization and Development of the Company
      Connetics Corporation, or Connetics, was incorporated in the State of Delaware on February 8, 1993. Connetics is a specialty pharmaceutical company focusing exclusively on the treatment of dermatological conditions. We currently market four pharmaceutical products in the United States: OLUX® (clobetasol propionate) Foam, 0.05%, Luxíq® (betamethasone valerate) Foam, 0.12%, Soriatane® (acitretin) capsules, and Evoclin® (clindamycin) Foam, 1%. We acquired exclusive U.S. rights to Soriatane effective March 4, 2004 (see Note 4). We also have several product candidates under development. Our commercial business is focused on the medical dermatology marketplace, which is characterized by a large patient population that is served by a relatively small number of treating physicians. We cannot assure you that any of our other potential products will be successfully developed, receive the necessary regulatory approvals, or be successfully commercialized.

Note 2.	Summary of Significant Accounting Policies

Principles of Consolidation
      The accompanying consolidated financial statements include the accounts of Connetics, as well as its subsidiaries, Connetics Holdings Pty Ltd. and Connetics Australia Pty Ltd. We have eliminated all intercompany accounts and transactions in consolidation. We reclassified certain amounts in our prior year consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows to conform to the current period presentation. On the consolidated balance sheets, (a) raw materials inventory balances that were previously included in prepaid expenses, other current assets and other assets as of December 31, 2004, have been reclassified to inventory, and (b) managed care and Medicaid rebates, or product rebates, and coupon reserves were reclassified from accounts receivable allowance to product rebates and coupon accruals for the year ended December 31, 2004. On the consolidated statements of cash flows, we reclassified activity in restricted cash from a financing activity to an investing activity for the years ended December 31, 2004 and 2003.

Use of Estimates
      We have prepared our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. Such preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates based upon future events.
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

Revenue Recognition
      Product Revenues. We recognize product revenues net of allowances and accruals for estimated discounts, returns, rebates and chargebacks. We estimate allowances and accruals based primarily on our past experience. We also consider the volume and price mix of products in the retail channel, trends in distributor inventory, economic trends that might impact patient demand for our products (including competitive environment) and other factors. Our customers consist primarily of large pharmaceutical wholesalers who sell directly into the retail channel. In 2005, our largest wholesalers began to furnish us with inventory data pursuant to distribution service agreements.

      We offer a discount to our customers (generally approximately 2% of the sales price) as an incentive for prompt payment. We account for cash discounts by establishing an allowance reducing accounts receivable by the full amount of the discounts we expect our customers to take.
      We allow customers to return products that are within six months before and up to one year after their expiration date. As a practice, we avoid shipping product that has less than fifteen months until its expiration date. We authorize returns for damaged products and exchanges for expired products in accordance with our returned goods policy and procedures. We monitor inventories held by our distributors as well as prescription trends to help us assess the rate of return.
      We account for revenue recognition of product sales in accordance with Staff Accounting Bulletin No. 104, (SAB 104), “Revenue Recognition in Financial Statements” and SFAS 48, “Revenue Recognition When Right of Return Exists,” whereby we establish an allowance based on our estimate of revenues recorded for which the related products are expected to be returned in the future. We determine our estimate of product returns based on historical experience and other qualitative factors that could impact the level of future product returns. These factors include estimated shelf life, competitive developments including introductions of generic products, product discontinuations and our introduction of new products. Typically, the factors that influence our allowance for product returns do not change significantly from quarter to quarter. We assess historical experience and the other qualitative factors on a product-specific basis as part of our compilation of our estimate of future product returns. Estimates for returns of new products are based on historical experience of other products with similar characteristics.
      Our actual experience and the qualitative factors that we use to determine the necessary allowance for future product returns are susceptible to change based on unforeseen events and uncertainties. We review our allowance for product returns quarterly to assess the trends being considered to estimate the allowance, and make changes to the allowance if necessary.
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
      We have agreements for contract pricing with several entities, whereby we extend pricing on products below wholesaler list price. These parties purchase products through wholesalers at the lower contract price, and the wholesalers charge the difference between their acquisition cost and the lower contract price back to us. We account for chargebacks by establishing an allowance reducing accounts receivable based on our estimate of chargeback claims attributable to a sale. We determine our estimate of chargebacks based on historical experience and changes to current contract prices. We also consider our claim processing lag time, and adjust the allowance periodically throughout each quarter to reflect actual experience.
      Changes in actual experience or changes in other qualitative factors could cause our allowances and accruals to fluctuate, particularly with newly launched or acquired products. We review the rates and amounts in our allowance and accrual estimates on a quarterly basis. If future rates and amounts are significantly greater than the reserves we have established, the actual results would decrease our reported revenues; conversely, if actual returns, rebates and chargebacks are significantly less than our reserves, this would increase our reported revenue. If we changed our assumptions and estimates, our revenue reserves would change, which would impact the net revenues we report.
      During the fourth quarter of 2005, we made two changes to our Evoclin Foam reserves based on having one full year of commercialization history of the product. We reduced Medicaid reserves for Evoclin Foam by $1.0 million, which increased diluted earnings per share for the year by $0.03, and increased returns reserves for Evoclin Foam by $0.5 million; these changes resulted in a net increase to revenues of $0.5 million, a $0.01 increase in diluted earnings per share for the year ended December 31, 2005.
      The year to year increase in product revenues for Soriatane includes a $7.0 million benefit from the reduction of estimated reserves for returns of $3.6 million and government rebates of $3.4 million recorded from the time of acquisition through June 30, 2005. We began selling Soriatane in March 2004 after we acquired the U.S. product rights from Roche, and we recorded revenue reserves for estimated returns and government rebates based on information available to us at the time. In September and October 2005, Roche provided us with additional returns and government rebate information not previously available to us. As part of the process of evaluating our estimates for returns and rebates, we used the new information from Roche together with our own returns and rebate experience, and as a result reversed $7.0 million of reserves for Soriatane in the third quarter. This adjustment increased our diluted earnings per share by $0.17 for the year ended December 31, 2005.
      In the second quarter of 2005, our wholesaler customers returned an unexpectedly high amount of expiring and expired OLUX Foam. These return levels were significantly above historical levels. Based on our analysis, we recorded a charge to product revenues of $2.3 million in the second quarter for expired and estimated expiring products at our customers associated with product sales recorded in prior periods. Our analysis considered information reported to us by wholesaler customers under the distribution service agreements; that type of information was not available to us before the second quarter of 2005. This charge decreased our diluted earnings per share $0.05 for the year ended December 31, 2005.
      Royalty Revenues. We collect royalties from our third-party licensees based on their sales. We recognize royalties either in the quarter in which we receive the royalty payment from the licensee or in the period which we can reasonably estimate the royalty, which is typically one quarter following the related sale by the licensee.
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

Cash Equivalents and Marketable Securities
      We consider all money market and other debt instruments with original maturities of 90 days or less to be cash equivalents. Investments with original maturities beyond 90 days are included in marketable securities. We classify marketable securities as available-for-sale at the time of purchase and we carry them at fair value. We report unrealized gains and losses on marketable securities as a component of other comprehensive income (loss) in stockholders’ equity. We use the specific identification method to determine the cost of securities sold.
      Cash, cash equivalents and marketable securities are financial instruments that potentially subject us to concentration of risk. We believe we have established guidelines for investing our excess cash in a way that will maintain safety and liquidity with respect to diversification and maturities. We invest our excess cash in debt instruments of the U.S. Government and its agencies, and high-quality corporate issuers. By policy, we restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at an average maturity of approximately one year.

Restricted Cash
      Restricted cash reflects certificates of deposit used to secure letter of credit arrangements. Restricted cash — current includes deposits of $1.0 million as required by our insurance policy and restricted cash — long term includes deposits of $3.1 million as required by two office facility leases and one vehicle fleet services lease.

Foreign Currency
      Connetics Australia’s functional currency is the Australian dollar. We translate Connetics Australia’s local currency balance sheet into U.S. dollars using the exchange rates in effect at the balance sheet date. For revenue and expense accounts, we use a weighted average exchange rate during the period. We record foreign currency translation adjustments in other comprehensive income. Net gains and losses that result from foreign exchange transactions are included in the consolidated statements of operations and were immaterial for all periods presented.

Provision for (Benefit from) Income Taxes
      We account for income taxes using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between (1) the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and (2) operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates that we expect to apply to taxable income in the years we anticipate we will recognize prior unbenefited net operating losses and credit carryforward, i.e., when temporary differences will be recovered or settled.
      We recognize deferred tax assets if it is more likely than not that those deferred tax assets will be realized. Management reviews deferred tax assets periodically to evaluate whether they are recoverable, and makes estimates and judgments regarding the expected geographic sources of taxable income in order to assess whether to record a valuation allowance to reduce deferred tax assets to their estimated realizable value. During the fourth quarter of 2005, we reversed a portion of the valuation allowance on our U.S. deferred tax assets, and as a result, realized a benefit of $9.9 million. Without the release, our effective tax rate would have been less than 1% instead of the 41% benefit we reported. Factors such as our cumulative profitability in the U.S. and our projected future taxable income were the key criteria in deciding to reverse a portion of the valuation allowance. At the end of 2005, we still maintained a valuation allowance of $42.8 million against our remaining deferred tax assets. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes or benefit.

Property and Equipment
      We state property and equipment at cost less accumulated depreciation. We calculate depreciation using the straight-line method over the estimated useful lives of the assets. We are depreciating equipment we have purchased on behalf of our contract manufacturer using the units of production method based on contractual minimum quantities to be produced over the term of the agreement. We have leasehold improvements related to our corporate facilities office space at 3160 Porter Drive in Palo Alto, California. The lease term on this office space is 10 years. We amortize leasehold improvements over the shorter of the estimated useful lives of the assets or the lease term. Maintenance and repairs are charged to expenses as incurred. Estimated useful lives are as follows:

Category	Term

Leasehold improvements	Shorter of lease term or economic life, currently 10 years
Furniture and equipment	3 to 4 years
Computer software and equipment	3 to 5 years

Inventory
      Inventory consists of raw materials and finished goods costs primarily related to our marketed products. Inventory may also include similar costs for product candidates awaiting regulatory approval; we capitalize those costs based on management’s judgment of probable near term commercialization or alternative future uses for the inventory. We state inventory at the lower of cost (determined on a first-in first-out method) or market. If inventory costs exceed expected market value due to obsolescence or lack of demand for the product, we record reserves in an amount equal to the difference between the cost and the estimated market value. These reserves are based on estimates and assumptions made by management. These estimates and assumptions can have a significant impact on the amounts of reserves.
      The components of inventory are as follows:

	December 31,	December 31,
(in thousands)	2005	2004

Raw materials	$1,649	$677
Finished goods, net of allowance for excess and obsolete inventory	5,836	4,343

Total inventory	$7,485	$5,020

      We have included $1.9 million in inventory and equipment costs related to Velac Gel in the debt issuance, deposits and other assets line item on our balance sheet at December 31, 2005, due to management’s judgment of the future commercialization of that product candidate.
      Before January 1, 2004, inventory and cost of goods sold only captured third party product manufacturing costs, depreciation on Connetics-owned equipment at our third-party manufacturers, product freight and distribution costs from the third party that handles all of our product distribution activities and royalties. Effective January 1, 2004, we began including certain manufacturing support and quality assurance costs in the cost of finished goods inventory and samples inventory which had previously been classified as research and development expense. Those activities include overseeing third party manufacturing, process development, quality assurance and quality control activities. We have determined that the effect of this change in accounting would not have had a material impact on our financial statements in any prior quarterly or annual period. We allocated $3.4 million and $2.4 million of costs to inventory which in previous years would have been included in R&D expenses for the years ended December 31, 2005 and 2004, respectively.

Goodwill, Purchased Intangibles and Other Long-Lived Assets — Impairment Assessments
      We have made acquisitions of products and businesses that include goodwill, license agreements, rights and other identifiable intangible assets. We assess goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets,” or SFAS 142, which requires that goodwill be tested for impairment at the “reporting unit level” (“reporting unit”) at least annually and more frequently upon the occurrence of certain events, as defined by SFAS 142. Consistent with our determination that we have only one reporting segment, we have determined that there is only one reporting unit, specifically the sale of specialty pharmaceutical products for dermatological diseases. We test goodwill for impairment in the annual impairment test on October 1 using the two-step process required by SFAS 142. First, we review the carrying amount of the reporting unit compared to the “fair value” of the reporting unit based on quoted market prices of our common stock and on discounted cash flows based on analyses prepared by management. An excess carrying value compared to fair value would indicate that goodwill may be impaired. Second, if we determine that goodwill may be impaired, then we compare the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine the impairment loss, if any. Based on these estimates, we determined that as of October 1, 2005 there was no impairment of goodwill. Since October 1, 2005, there have been no indications of impairment and the next annual impairment test will occur as of October 1, 2006.

      In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” or SFAS 144, we evaluate purchased intangibles and other long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. We have not recorded any impairment charges for long-lived intangible assets for the three years ended December 31, 2005.
      Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, generic competition to our products and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, different assumptions and estimates and certain events could materially impact our reported financial results. For example, while Soriatane is the only oral retinoid indicated for psoriasis in the U.S., the entrant of a generic competitor in this market may result in an impairment and/or a reduced life of our remaining Soriatane intangible asset. In addition, future changes in market capitalization or estimates used in discounted cash flows analyses could result in significantly different fair values of the reporting unit, which may result in impairment of goodwill and intangible assets.

Fair Value of Financial Instruments
      The fair value of our cash equivalents and marketable securities is based on quoted market prices. The carrying amount of cash equivalents and marketable securities is equal to their respective fair values at December 31, 2005 and 2004.
      Other financial instruments, including accounts receivable, accounts payable and accrued liabilities, are carried at cost, which we believe approximates fair value because of the short-term maturity of these instruments. The fair value of our convertible subordinated debt was $237.4 million at December 31, 2005 and $113.3 million at December 31, 2004. We determined those values using available market information.

Research and Development
      Research and development expenses include related salaries and benefits, laboratory supplies, external research programs, clinical studies and allocated overhead costs such as rent, supplies and utilities. All such costs are charged to research and development expense as incurred. Beginning in 2004, certain costs related to internal manufacturing support and quality assurance are allocated to commercial and samples inventory.

Certain Concentrations
      We invest in certain financial instruments that potentially subject us to concentration of credit risk, principally investments in debt securities and trade receivables. Our management believes the financial risks associated with these financial instruments are minimal. We maintain our cash, cash equivalents and investments with high-quality financial institutions. We perform credit evaluations of our customers’ financial condition and limit the amount of credit extended when necessary, but generally we do not require collateral on accounts receivable.
      We contract with independent sources to manufacture our products. We currently rely on three vendors to manufacture our products. If these manufacturers are unable to fulfill our supply requirements, our future results could be negatively impacted.
      We promote our products to medical professionals, but we sell our products primarily to wholesalers and retail chain drug stores, and our product revenues and accounts receivable are concentrated with a few customers. In December 2004 we entered into a distribution agreement with each of Cardinal Health, Inc. and McKesson Corporation under which we agreed to pay a fee to each of these distributors in exchange for certain product distribution, inventory management, return goods processing, and administrative services. In September 2005, we entered into a distribution agreement with AmerisourceBergen with fees and services consistent with our other two agreements. The following tables detail our customer concentrations in gross product sales and trade accounts receivable that are greater than 10% of the relative total, for each of the years ended December 31, 2005, 2004 and 2003.

	Percentage of Product Revenues
	Years Ended December 31,

Customer	2005	2004	2003

McKesson	36%	29%	30%
Cardinal Health	34%	27%	36%
AmerisourceBergen	11%	16%	15%
Walgreens	*	*	11%

*	less than 10%

	Percentage of Outstanding
	Accounts Receivable
	as of December 31,

Customer	2005	2004	2003

U.S.-Based International Distributor	41%	*	*
Cardinal Health	30%	21%	36%
McKesson	*	36%	28%
AmerisourceBergen	*	22%	17%
Walgreens	*	15%	*

*	less than 10%

Accumulated Comprehensive Income
      The components of accumulated comprehensive income are as follows:

	December 31,

(in thousands)	2005	2004

Net income	$33,958	$19,015
Foreign currency translation adjustment	(152)	126
Change in unrealized gain on securities, net of reclassification adjustments for realized gain (loss)	(725)	(583)

Comprehensive income	$33,081	$18,558

Advertising
      We expense advertising costs as we incur them. Advertising costs were $3.7 million, $2.1 million and $380,000 in the years ended December 31, 2005, 2004 and 2003, respectively.

Net Income (Loss) Per Share
      We compute basic net income (loss) per common share by dividing net income (loss) by the weighted average number of common shares outstanding during the period. We compute diluted net income (loss) per share using the weighted average of all potential shares of common stock outstanding during the period. Options with an exercise price greater than the average market price of common shares for the period were not included in the computation of diluted earnings per share, as their inclusion would be anti-dilutive. We excluded convertible debt for the years ended December 31, 2004 and 2003 because its effect is also anti-dilutive. As part of the dilutive calculation we excluded interest expense related to the $90 million convertible debt, net of tax effect from net income, to arrive at net income for the year ended December 31, 2005.

      The calculation of basic and diluted net income (loss) per share is as follows:

	Years Ended December 31,

(In thousands except per share amounts):	2005	2004	2003

Net income (loss), as reported	$33,958	$19,015	$(4,100)
Add: interest on convertible note	2,761	—	—

Net income (loss), diluted	$36,719	$19,015	$(4,100)

Weighted average shares outstanding;
Basic common shares	35,039	35,036	31,559
Effect of dilutive options	2,093	2,383	—
Effect of dilutive warrants	—	24	—
Effect of convertible debt	4,203	—	—

Total weighted average diluted common shares	41,335	37,443	31,559

Net income (loss) per share:
Basic	$0.97	$0.54	$(0.13)
Diluted	$0.89	$0.51	$(0.13)

      In calculating diluted net income (loss) per share, we excluded the following weighted-average options and convertible debt, as the effect would be anti-dilutive (in thousands):

	Years Ended December 31,

(in thousands)	2005	2004	2003

Warrants	—	—	59
Options	1,574	263	5,986
Convertible debt	—	4,203	4,203

Total	1,574	4,466	10,248

      In 2005 and subsequent years, our dilutive securities may include incremental shares issuable upon conversion of all or part of the $200 million in 2.00% convertible senior notes currently outstanding. Since the $200 million principal amount can only be redeemed for cash, it has no impact on the diluted earnings per share calculation. The conversion feature of these notes is triggered when our common stock reaches a certain market price and, if triggered, may require us to pay a stock premium in addition to redeeming the accreted principal amount for cash. In accordance with the consensus from EITF No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, we will include the dilutive effect of the notes in our calculation of net income per diluted share when the impact is dilutive. As of December 31, 2005, the conversion feature of these notes were not included as the weighted average market price of our common stock did not exceed the initial conversion price of $35.46 to trigger any shares to be issuable upon conversion. Therefore, the notes had no dilutive effect on our computation of net income per share for the year ended December 31, 2005.

Stock-Based Compensation
      At December 31, 2005, we had multiple stock-based compensation plans, which are more fully described in Note 10. We use the intrinsic-value method of accounting for stock-based awards granted to employees, as allowed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations. Accordingly, we do not recognize any compensation in our financial statements in connection with stock options granted to employees when those options have exercise prices equal to or greater than fair market value of our common stock on the date of grant. We also do not record any compensation expense in connection with our Employee Stock Purchase Plan as long as the purchase price is not less than 85% of the fair market value at the beginning or end of each offering period, whichever is lower.
      For options granted to non-employees, we have recorded compensation expense in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation,” or SFAS 123, as amended, and Emerging Issues Task Force No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” By those criteria, we quantify compensation expense as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.
      Although SFAS 123 allows us to follow the APB 25 guidelines, we are required to disclose pro forma net income (loss) and basic and diluted income (loss) per share as if we had applied the fair value based method to all awards. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different. See “Recent Accounting Pronouncements” for a brief discussion of recent revisions to SFAS No. 123. Net income (loss), as reported, shown in the table below represents net income (loss) on an ‘if-converted’ basis as calculated in the “Net Income (Loss) Per Share” section of these Notes.

	Years Ended December 31,

	2005	2004	2003

	(In thousands except per share
	amounts):
Net income (loss), as reported	$33,958	$19,015	$(4,100)
Add: interest on convertible note, net of tax effect	2,761	—	—

Net income (loss), diluted	$36,719	$19,015	$(4,100)
Add: Stock-based employee compensation expense, net of tax	13	17	17
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(20,864)	(11,355)	(9,834)

Pro forma net income (loss)	$15,868	$7,677	$(13,917)

Weighted average shares outstanding:
Basic common shares	35,039	35,036	31,559
Effect of dilutive options	2,318	2,828	—
Effect of dilutive warrants	—	24	—
Effect of convertible debt	4,203	—	—

Total weighted average diluted common shares	41,560	37,888	31,559

Net income (loss per) share:
Basic — as reported	$0.97	$0.54	$(0.13)
Diluted — as reported	$0.89	$0.51	$(0.13)
Basic — pro forma	$0.37	$0.22	$(0.44)
Diluted — pro forma	$0.38	$0.20	$(0.44)

      For purposes of this analysis, we estimate the fair value of each option on the date of grant using the Black-Scholes option-pricing model. In the fourth quarter of 2005, in anticipation of adopting SFAS 123R January 1, 2006, we evaluated the variables used in the Black-Scholes model and adjusted our computation of expected life. In addition, lower volatility of our stock for 2005 as compared to 2004 results in a decrease in volatility for our stock option plans. The weighted average assumptions used in the model were as follows:

	Stock Option Plans			Stock Purchase Plan

	2005	2004	2003	2005	2004	2003

Expected stock volatility	47.1%	57.2%	60.6%	51.67%	54.7%	57.5%
Risk-free interest rate	3.7%	3.2%	4.1%	2.0%	1.1%	4.4%
Expected life (in years)	4.0	3.4	3.2	1.18	1.5	1.4
Expected dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires us to make highly subjective assumptions, including the expected volatility of our stock. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, we do not believe that the existing models necessarily provide a reliable single measure of the fair value of our options. The weighted average fair value of options granted, determined using the Black-Scholes model, was $8.92, $8.64 and $5.83 in the years ended December 31, 2005, 2004 and 2003, respectively.
      On November 23, 2005, acting pursuant to prior authorization from our Board of Directors, we approved the acceleration of vesting for “out-of-the-money” unvested incentive and non-qualified stock options previously awarded to employees and outside directors with option exercise prices equal to or greater than $18.00 effective November 7, 2005. This action was taken to reduce the impact of future compensation expense that we would otherwise be required to recognize in future consolidated statements of operations pursuant to SFAS 123R, which is applicable to us in our fiscal year beginning January 1, 2006. As a result of the acceleration, our pro forma stock-based employee compensation expense for 2005 increased $8.5 million, which represents the amount we expect to reduce future compensation expense by on a pre-tax basis over fiscal years 2006, 2007 and 2008.

Disclosure about Segments of an Enterprise and Related Information
      SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires us to identify the segment or segments we operate in. Based on the standards set forth in SFAS 131, we operate in one segment: the development and commercialization of specialty pharmaceuticals in the field of dermatology. For each of the years ended December 31, 2005, 2004 and 2003 approximately 99% of our total revenues were derived from customers in the United States.
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
      Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based awards, the amortization method for compensation cost, and the transition method to be used at date of adoption. The transition methods permit companies to adopt the model retroactively or prospectively. The modified prospective method would require that we record compensation expense for all unvested stock options and restricted stock at the beginning of the year we adopt of SFAS 123R. Under the modified retroactive method, we would be permitted to restate prior periods either as of the beginning of the year of adoption or for all periods presented, and we would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We have decided to adopt SFAS 123R using the modified prospective method, and we have utilized the Black-Scholes valuation model to estimate the fair value of future compensation expense. We expect the adoption of SFAS 123R to result in compensation expense that will reduce diluted net income per share by approximately $0.18 per share for 2006. However, uncertainties in our stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine how closely our estimates will approximate the stock-based compensation expense that we will incur in future periods.
      We have reduced the amount of stock-based compensation expense to be incurred in future by $8.5 million due to our decision to accelerate certain unvested and “out-of-the-money” stock options in fiscal 2005 as disclosed in Note 2.

      In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, or SFAS 154. SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of SFAS 154 will have a material effect on our financial position, cash flows or results of operations.
      In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140,” (“SFAS 155”) that amends Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We can not estimate the effect adopting SFAS 155 will have on our financial position, cash flows or results of operations because SFAS 155 is effective for financial instruments acquired or issued in our fiscal year beginning January 1, 2007.

Note 3.	Cash Equivalents and Marketable Securities
The following tables summarizes our available-for-sale investments (in thousands):

	December 31, 2005

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Corporate debt	$125,329	$12	$(411)	$124,930
Government securities	83,772	20	(277)	83,515
Structured product securities	37,497	14	(195)	37,316
Equity securities	197	388	—	585
Money market funds	521	—	—	521

Total	247,316	434	(883)	246,867
Less amount classified as cash equivalents	(5,759)	—	—	(5,759)

Total marketable securities	$241,557	$434	$(883)	$241,108

	December 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Corporate debt	$32,971	$3	$(72)	$32,902
Government securities	13,318	—	(23)	13,295
Structured product securities	7,268	1	(24)	7,245
Equity securities	289	391	—	680
Money market funds	1,114	—	—	1,114

Total	54,960	395	(119)	55,236
Less amount classified as cash equivalents	(1,114)	—	—	(1,114)

Total marketable securities	$53,846	$395	$(119)	$54,122

The following table summarizes the amortized cost of the estimated fair value of available-for-sale debt securities at December 31, by contract maturity (in thousands):

	2005		2004

	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value

Mature in less than one year	$154,494	$153,998	$21,076	$21,013
Mature in one to three years	86,866	86,525	19,264	19,221
Mature in over three years	—	—	13,217	13,208

Total	$241,360	$240,523	$53,557	$53,442

      The table above includes amounts related to structured product securities. These securities consist of asset-backed and mortgage-backed securities that are allocated between maturity groupings based on their final maturities. The gross realized gains and losses on sales of available-for-sale investments were immaterial for all periods presented.
      We monitor our investment portfolio for impairment on a periodic basis in accordance with Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. If the carrying value of an investment exceeds its fair value and we determine that the decline in value is other-than-temporary, we will record an impairment charge and thus establish a new cost basis for the investment. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in the our industry; our relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the credit worthiness of the issuers of our securities. Based on our review of these securities, including the assessment of the duration and severity of the related unrealized losses, we have not recorded any other-than-temporary impairments on these securities.

Note 4.	Soriatane Product Line Acquisition and Distribution Agreement
      In March 2004, we acquired from Hoffmann-La Roche Inc., or Roche, the exclusive U.S. rights to Soriatane-brand acitretin, an approved oral therapy for the treatment of severe psoriasis in adults. The transaction closed on March 4, 2004, and we have recognized revenue, net of applicable reserves, for all sales of the product from that date. Under the terms of the purchase agreement, we paid Roche a total of $123.0 million in cash at the closing to acquire Soriatane. We also assumed certain liabilities in connection with returns, rebates and chargebacks associated with Roche’s pre-closing sales of Soriatane totaling $4.1 million, and purchased Roche’s existing inventory of Soriatane at a cost of approximately $1.5 million. In addition, we incurred transaction costs of $529,000 during the second quarter of 2004. Including the cash paid to acquire the rights, liabilities assumed and transactions costs, the total value of the acquired product rights for accounting purposes is $127.7 million. We are amortizing this amount over the ten-year estimated useful life of the Soriatane asset. As of December 31, 2005 and 2004, the balance of the returns, rebates, and chargebacks reserve assumed at acquisition was $1.9 million and $2.1 million, respectively.
      In July 2004, we entered into a multi-year consent with Roche to sell Soriatane to a U.S.-based distributor that exports branded pharmaceutical products to select international markets. Product sold to this distributor is not permitted to be resold in the U.S. Under the terms of the agreement, as amended, we pay a royalty to Roche on Soriatane sales made to this distributor. We have agreements with Roche to fill and finish Soriatane through 2006, and to provide the active pharmaceutical ingredient through 2009. While we believe that these agreements will allow us to maintain supplies of Soriatane finished product through 2015 due to the five-year shelf life of the combination of the active pharmaceutical ingredient and finished product, we plan to qualify an alternate fill and finish manufacturer for Soriatane in 2007.

Note 5.	Velac Gel
      In 2002, we entered into an agreement with Astellas Pharma Europe B.V. (formerly Yamanouchi Europe B.V.), or Astellas, to license Velac Gel (a first in class combination of 1% clindamycin, and 0.025% tretinoin). We licensed exclusive rights to develop and commercialize the product in the U.S. and Canada, and non-exclusive rights in Mexico.
      In August 2004, we reached a milestone when we submitted a New Drug Application (NDA) for Velac Gel with the Food and Drug Administration (FDA) and received notification that the FDA had accepted the NDA for filing. The NDA triggered a $3.5 million milestone payment, which we recorded as in-process research and development and milestone expense.
      In December 2005, we amended the license agreement with Astellas to include all worldwide territories. Under the terms of the amended agreement, we paid a $1.0 million up-front license fee, which we recorded as in-process research and development as the product has not yet been approved. In addition, we will pay a portion of revenue from any sublicense agreement and royalties on product sales outside North America.

Note 6.	Co-Promotion Agreements
      In April 2005, we entered into an agreement with Ventiv Pharma Services, LLC, or VPS, a subsidiary of Ventiv Health, Inc., under which VPS provided sales support for certain of our products to primary care physicians and pediatricians. Product sales activities under this agreement commenced in mid-April 2005. We record 100% of the revenue from product sales of OLUX Foam, Luxíq Foam, and Evoclin Foam generated by promotional efforts of VPS; pay VPS a fee for the personnel providing the promotional efforts, which are included in selling, general and administrative expense; and bear the marketing costs for promoting the products, including product samples and marketing materials. In January 2006, the parties mutually agreed to discontinue the agreement, and the agreement terminated effective February 10, 2006.
      In March 2004, we entered into an agreement with UCB Pharma, or UCB, a subsidiary of UCB Group, pursuant to which we authorized UCB to promote OLUX Foam and Luxíq Foam to a segment of U.S. primary care physicians, or PCP’s. In July 2004, UCB acquired Celltech plc, and in connection with the other post-acquisition changes, UCB notified us that it intended to discontinue the co-promotion agreement effective March 31, 2005. UCB promoted OLUX Foam and Luxíq Foam until March 31, 2005. We recorded 100% of the revenue from sales generated by UCB’s promotional efforts and paid UCB a portion of revenue as a promotion expense, which is included in selling, general and administrative expense. UCB bore the marketing costs for promoting the products (including product samples, marketing materials, etc.). We do not have any financial obligation to UCB on prescriptions generated by PCP’s after March 31, 2005.

Note 7.	Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31,

	2005	2004

Leasehold improvements	$6,992	$7,705
Laboratory and manufacturing equipment	6,672	5,952
Computer equipment	3,538	2,324
Furniture, fixtures and office equipment	1,019	1,333
Land, building and building improvements	748	785

Total	18,969	18,099
Less accumulated depreciation and amortization	(4,531)	(6,269)

Property and equipment, net	$14,438	$11,830

      We generally depreciate property and equipment using the straight-line method over the estimated useful lives of the assets. Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $1.8 million, $1.4 million and $1.3 million, respectively.

Note 8.	Goodwill and Other Intangible Assets
There was no change in the carrying amount of goodwill for the years ended December 31, 2005 and 2004. The components of our other intangible assets at December 31 are as follows (in thousands):

		December 31, 2005			December 31, 2004

		Gross			Gross
	Useful Life	Carrying	Accumulated		Carrying	Accumulated
	in Years	Amount	Amortization	Net	Amount	Amortization	Net

Acquired product rights	10	$127,652	$(23,403)	$104,249	$127,652	$(10,638)	$117,014
Existing technology	10	6,810	(3,206)	3,604	6,810	(2,525)	4,285
Patents	10-13	1,661	(725)	936	1,661	(572)	1,089
Goodwill	Indefinite	6,271	—	6,271	6,271	—	6,271

Total		$142,394	$(27,334)	$115,060	$142,394	$(13,735)	$128,659

      Amortization is computed using the straight-line method over the estimated useful lives of the identifiable intangible assets. Amortization expense for our other intangible assets was $13.6 million, $11.5 million and $810,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
The expected future amortization expense of our other intangible assets is as follows (in thousands):

For the year ending:
December 31, 2006	$13,598
December 31, 2007	13,598
December 31, 2008	13,598
December 31, 2009	13,598
December 31, 2010	13,598
Thereafter	40,799

Total	$108,789

Note 9.	Convertible Senior Notes
      In March 2005, we issued $200 million of 2.00% convertible senior notes due March 30, 2015 (the “2005 Notes”) to qualified institutional buyers in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. We sold the 2005 Notes at par and we received net cash proceeds of $158 million after expenses of $7 million and net of $35 million used to repurchase our common stock. We repurchased 1,332,300 shares of common stock at an average price of $26.27 per share. As of December 31, 2005, the fair value of the 2005 Notes was approximately $154.5 million.

      The 2005 Notes are senior, unsecured obligations and rank equal in right of payment with all of our existing and future unsecured and unsubordinated debt. The 2005 Notes are convertible into cash or, under certain circumstances, cash and shares of our common stock. The initial conversion rate of the 2005 Notes is 28.1972 shares of common stock per each $1,000 principal amount of notes, subject to adjustment in certain circumstances, which represents a conversion price of approximately $35.46 per share. This conversion price is higher than the prices of our common stock on the dates the 2005 Notes were issued. The 2005 Notes bear interest at a rate of 2.00% per annum for the initial five year period, which is payable in arrears on March 30 and September 30 of each year until March 30, 2010. We made the first interest payment on September 30, 2005. For the remaining five-year period commencing on March 30, 2010, we will pay contingent interest for six-month periods if the average trading price of a note is above a specified level for a specified period prior to the six-month period. In addition, beginning on March 30, 2010, the original principal amount will be increased at a rate that provides holders with an aggregate annual yield to maturity of 2.00%.
      The holders may convert the 2005 Notes under the following circumstances: (1) on or before March 30, 2009, if the closing sale price of our common stock is above a specified level, (2) at any time after March 30, 2009, or (3) if a specified fundamental change occurs, such as a merger or acquisition of the Connetics. On or after March 30, 2010, holders of the 2005 Notes may require us to repurchase all or a portion of their notes at 100% of the principal amount of the 2005 Notes plus accrued and unpaid interest. On or after April 4, 2010, at our option, we may redeem all or a portion of the 2005 Notes at a redemption price equal to the accreted principal amount of the notes to be redeemed plus accrued and unpaid interest. If we undergo a specified fundamental change, holders will have the right, at their option, except in certain defined circumstances, to require us to purchase for cash all or any portion of their notes at a price equal to the accreted principal amount plus accrued and unpaid interest. If a holder elects to convert its 2005 Notes in connection with the occurrence of a specified fundamental change, the holder will be entitled to receive additional shares of common stock upon conversion in certain circumstances.
      On May 28, 2003, we issued $90 million of 2.25% convertible senior notes due May 30, 2008 (the “2003 Notes”) in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act. The 2003 Notes are senior, unsecured obligations and rank equal in right of payment with any of our existing and future unsecured and unsubordinated debt. Although none of the noteholders have converted the 2003 Notes, they may convert the 2003 Notes into shares of our common stock at any time before the 2003 Notes mature, at a conversion rate of 46.705 shares per $1,000 principal amount of notes, subject to adjustment in certain circumstances, which is equivalent to a conversion price of approximately $21.41 per share of common stock. This conversion price is higher than the price of our common stock on the date the 2003 Notes were issued. The 2003 Notes bear interest at a rate of 2.25% per annum, which is payable semi-annually in arrears on May 30 and November 30 of each year, beginning November 30, 2003. As of December 31, 2005, the fair value of the 2003 Notes was approximately $82.9 million.
      Until May 30, 2007, we may redeem all or a portion of the 2003 Notes at our option at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest if the closing price of our common stock has exceeded 140% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the redemption notice. On or subsequent to May 30, 2007, we may redeem all or a portion of the 2003 Notes at a redemption price equal to 100.45% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest. Holders of the 2003 Notes may require us to repurchase all or a portion of their notes upon a change in control, as defined in the indenture governing the 2003 Notes, at 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest.
      Offering expenses of $7 million and $3.7 million related to the issuance of the 2005 Notes and the 2003 Notes have been included in debt issuance costs, deposits, and other assets, respectively. The offering expenses are amortized on a straight-line basis to interest expense over the contractual term of the notes. Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $1.3 million, $737,000, and $430,000, respectively.

Note 10.	Stockholders’ Equity
Stock Repurchase Program
      As discussed in Note 9, in March 2005 we repurchased 1.3 million shares of common stock at a cost of $35.0 million. On October 31, 2005, our Board of Directors authorized the repurchase of up $50 million of our common stock. As of December 31, 2005, we had repurchased an additional 1.8 million shares of our common stock at a cost of $24.4 million. Subsequent to December 31, 2005, we have repurchased 143,000 shares at a cost of $2.2 million.
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
      We have a commitment to a third party to issue a warrant to purchase 30,000 shares of our common stock when and if Relaxin is approved for a commercial indication. As of December 31, 2005, the warrant had not been issued. Although we sold the Relaxin program to BAS Medical in 2003, the warrant obligation was not transferred.
1995 Director Stock Option Plan
      The Board adopted the 1995 Director Stock Option Plan, or the Directors’ Plan, in December 1995, and amended the Directors’ Plan in 1999, 2001 and 2003. The Directors’ Plan expired on December 31, 2005. We have reserved a total of 850,000 shares of common stock for issuance under the Directors’ Plan, of which 70,000 remained available at the time the plan expired. The Directors’ Plan provides for the grant of non-statutory stock options to non-employee directors of Connetics.
      The Directors’ Plan provides that a new non-employee director is initially granted a non-statutory stock option to purchase 30,000 shares of common stock (the First Option) on the date on which he or she becomes a non-employee director. Thereafter, on the date of each annual meeting of our stockholders, each non-employee director is granted an additional option to purchase 15,000 shares of common stock (a Subsequent Option) if he or she has served on the Board for at least six months as of the annual meeting date.
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
Employee Stock Plans
      We have seven plans pursuant to which we have granted stock options to employees, directors, and consultants. In general, all of the plans authorize the grant of stock options vesting at a rate to be set by the Board or the Compensation Committee. Generally, stock options under all of our employee stock plans become exercisable at a rate of 25% per year for a period of four (4) years from date of grant. The plans require that the options be exercisable at a rate no less than 20% per year. The exercise price of stock options under the employee stock plans generally meets the following criteria: exercise price of incentive stock options must be at least 100% of the fair market value on the grant date, exercise price of non-statutory stock options must be at least 85% of the fair market value on the grant date, and exercise price of options granted to 10% (or greater) stockholders must be at least 110% of the fair market value on the grant date. The Director’s Plan, the 2000 Non-Officer Plan, the 2002 Employee Stock Plan and the International Plan do not permit the grant of incentive stock options. The weighted average grant date fair value of options granted during the year with an exercise price equal to the market price of the stock was $8.92, $8.64 and $5.83 for the year ended December 31, 2005, 2004 and 2003, respectively. The weighted stock options under all of our employee stock plans have a term of ten years from date of grant. Below is a general description of the plans from which we are currently granting stock options.
      2000 Stock Plan. Our 2000 Stock Plan (the 2000 Plan) was approved by the Board and our stockholders in 1999. The 2000 Plan became available on January 1, 2000, and was initially funded with 808,512 shares. On the first day of each new calendar year during the term of the 2000 Plan, the number of shares available will be increased (with no further action needed by the Board or the stockholders) by a number of shares equal to the lesser of three percent (3%) of the number of shares of common stock outstanding on the last preceding business day, or an amount determined by the Board. In 2005, the increase in authorized shares was 1,075,356.
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
      Inducement Stock Option Grants. In 2005, the Compensation Committee of the Board of Directors approved a pool of 600,000 shares to be granted to certain employees. Under NASDAQ Marketplace Rule 4350(i)(1)(A)(iv), all inducement grants require a press release to disclose the grant and the material terms of such option grant.

      Summary of All Option Plans and Non-Plan Grants. The following table summarizes information concerning stock options outstanding under all of our stock option plans and certain grants of options outside of our plans. Options canceled under terminated plans are no longer available for grant.

		Outstanding Options

			Weighted
	Shares		Average
	Available for	Number of	Exercise
	Grant	Shares	Price

Balance, December 31, 2002	739,191	4,883,966	$7.72

Additional shares authorized	1,937,016	—	—
Options granted	(1,759,888)	1,759,888	14.20
Options exercised	—	(554,274)	5.69
Options canceled	102,260	(103,323)	9.97

Balance, December 31, 2003	1,018,579	5,986,257	$9.77

Additional shares authorized	958,501	—	—
Options granted	(1,777,968)	1,777,968	19.98
Options exercised	—	(753,346)	6.83
Options canceled	172,970	(172,970)	14.01

Balance, December 31, 2004	372,082	6,837,909	$12.64

Additional shares authorized	1,675,356	—	—
Options granted	(1,730,887)	1,730,887	22.05
Options exercised	—	(713,747)	8.93
Options canceled	474,797	(474,797)	18.90

Balance, December 31, 2005	791,348	7,380,252	$14.80

Exercisable, December 31, 2003		3,330,208	$7.64
Exercisable, December 31, 2004		3,799,398	$9.20
Exercisable, December 31, 2005		6,525,829	$14.69

      The following table summarizes information concerning outstanding and exercisable options at December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
Range		Remaining	Average		Average
of	Number of	Life (in	Exercise	Number of	Exercise
Exercise Prices	Shares	years)	Price	Shares	Price

$ 0.00 — $ 2.92	4,496	0.24	$0.45	4,496	$0.45
$ 2.93 — $ 5.84	636,336	4.09	4.51	636,336	4.51
$ 5.85 — $ 8.75	1,111,468	3.63	7.56	1,077,321	7.54
$ 8.76 — $11.67	314,867	4.99	10.34	294,573	10.31
$11.68 — $14.59	1,846,066	6.38	12.34	1,453,334	12.24
$14.60 — $17.51	371,988	7.57	16.42	178,135	16.49
$17.52 — $20.43	1,481,616	7.55	18.30	1,358,219	18.35
$20.44 — $23.34	310,896	8.21	21.83	310,896	21.83
$23.35 — $26.26	1,032,582	8.85	23.78	1,032,582	23.78
$26.27 — $29.18	269,937	8.83	27.34	179,937	27.01

$ 0.00 — $29.18	7,380,252	6.51	$14.80	6,525,829	$14.69

      The weighted average grant date fair value for options granted was $8.92, $8.64, and $5.83 for the years ended December 31, 2005, 2004 and 2003, respectively. All options granted were granted with exercise prices equal to market price on date of grant.
      1995 Employee Stock Purchase Plan. The Board adopted the 1995 Employee Stock Purchase Plan (the Purchase Plan) in December 1995, and amended the Purchase Plan in February and November 2000 and December 2002. We have reserved 443,826 shares of common stock for issuance under the Purchase Plan. The Purchase Plan has an evergreen feature pursuant to which, on November 30 of each year, the number of shares available is increased automatically by a number of shares equal to the lesser of one half of one percent (0.5%) of the number of shares of common stock outstanding on that date, or an amount determined by the Board of Directors. The Compensation Committee of the Board administers the Purchase Plan. Employees (including officers and employee directors) of Connetics are eligible to participate if they are employed for at least 20 hours per week and more than five months per year. Prior to the modification made to the plan December 1, 2005, the Purchase Plan permitted eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee’s compensation, at a price equal to the lower of 85% of the fair market value of our common stock at the beginning or end of the offering period. On December 1, 2005, we modified the Purchase Plan to purchase future amounts at 85% of the fair market value of our common stock at the end of each six month offering period. We issued 163,078 shares under the Purchase Plan in 2005.
Common Shares Reserved for Future Issuance
      We have reserved shares of common stock for issuance as follows:

	December 31,

	2005	2004

1994 Stock Plan	533,168	721,042
1995 Directors Stock Option Plan	677,500	757,800
1998 Supplemental Stock Plan	38,500	39,883
2000 Stock Plan	4,817,758	3,994,623
2000 Non-Officer Stock Plan	230,679	293,856
International Stock Incentive Plan	225,282	229,010
2002 Employee Stock Plan	1,019,217	1,144,281
Non-plan stock options	29,496	29,496
Inducement Grants	600,000	—

Subtotal Stock Option Plans and Inducement Grants	8,171,600	7,209,991

1995 Employee Stock Purchase Plan	443,826	423,251
Convertible senior notes	11,385,450	4,203,450

Total	20,000,876	11,836,692

Stockholder Rights Plan
      We adopted a stockholder rights plan (the Rights Plan) in May 1997, as amended and restated in November 2001. The Rights Plan entitles existing stockholders to purchase from Connetics one preferred share purchase right, or Right, for each share of common stock they own. If the Rights become exercisable, each Right entitles the holder to buy one one-thousandth of a share of Series B Participating Preferred stock for $80.00. The Rights attach to and trade only together with our common stock and do not have voting rights. Rights Certificates will be issued and the Rights will become exercisable on the “Distribution Date,” which is defined as the earlier of the tenth business day (or such later date as may be determined by our Board of Directors) after a person or group of affiliated or associated persons (“Acquiring Person”) (a) has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the common shares then outstanding or (b) announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 15% or more of our then outstanding common shares. Unless the Rights are earlier redeemed, if an Acquiring Person obtains 15% or more of our then outstanding common shares, then any Rights held by the Acquiring Person are void, and each other holder of a Right that has not been exercised will have the right to receive, upon exercise, common shares having a value equal to two times the purchase price. The Rights are redeemable for $0.001 per Right at the direction of our Board. The purchase price payable, the number of Rights, and the number of Series B Participating Preferred Stock or common shares or other securities or property issuable upon exercise of the Rights are subject to adjustment from time to time in connection with the dilutive issuances by Connetics as set forth in the Rights Plan.

Note 11.	Income Taxes
      The components of income (loss) before income taxes are as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

Domestic	$24,565	$19,459	$(8,774)
Foreign	(467)	1,049	5,841

Total	$24,098	$20,508	$(2,933)

      The provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended December 31,

	2005	2004	2003

Current
Federal	$917	$1,171	$330
State	646	426	—
Foreign	(859)	150	1,017

Total Current	704	1,747	1,347

Deferred
Federal	(9,921)	—	—

State	—	—	—

Foreign	(643)	(254)	(180)

Total Deferred	(10,564)	(254)	(180)

Total	$(9,860)	$1,493	$1,167

      A reconciliation of income taxes at the statutory federal income tax rate to income taxes included in the accompanying consolidated statements of operations is as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

Provision (benefit) at U.S. federal statutory rate	$8,434	$7,108	$(960)
Unbenefited losses (utilization of net operating losses)	(10,292)	(14,066)	450
Timing differences not currently benefited	1,124	6,814	—
State taxes, net of federal benefit	519	281	—
Non-deductible amortization	282	274	270
Alternative minimum tax	586	827	—
Foreign taxes	(1,393)	(104)	837
US withholding tax	382	334	330
Change in valuation allowance	(9,921)	—	—
Other	419	25	240

Total	$(9,860)	$1,493	$1,167

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes and the tax effects of net operating losses.
      As a portion of our net deferred tax assets will more likely than not be realized, we have recognized them for U.S. and Australian purposes based on management’s estimate of future taxable income and tax planning strategies. Such estimates are subject to change based upon future events, and accordingly, the amount of deferred tax assets recognized may increase or decrease from period to period.

Significant components of our deferred tax assets as of December 31 are as follows (in thousands):

	December 31,

	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$24,000	$24,200
Research and other tax credits	9,000	6,400
Capitalized research expenses	2,100	4,000
Capitalized license and acquired technology	11,300	4,700
Accruals and reserves	12,400	8,800
Foreign currency translation	—	700
Other	1,000	800

Total deferred tax assets	59,800	49,600
Valuation allowance	(42,800)	(46,800)

Net deferred tax assets	17,000	2,800

Deferred tax liabilities:
Convertible debt interest	(3,000)	—
Prepaid expenses	(500)	(400)
Soriatane property acquisition	(700)	(1,100)
Unrealized gain on marketable securities	(700)	(100)
Other	(600)	—

Net deferred tax liabilities	(5,500)	(1,600)

Total net deferred tax assets	$11,500	$1,200

      The valuation allowance decreased by $4.0 million, $6.8 million and $0.8 million during the year ended December 31, 2005, 2004 and 2003, respectively.
      In December 2005, based upon the level of historical taxable income and projections for future taxable income over the periods that our deferred tax assets are deductible, we determined that is was more likely than not that certain of our deferred tax assets will be realized and therefore released the related valuation allowance. The reversal of the valuation allowance resulted in a realization of income tax benefits of approximately $9.9 million. The net deferred tax asset is included in other current assets on our Consolidated Balance Sheet.
      As of December 31, 2005, we had federal net operating loss carryforwards of approximately $66.4 million, California net operating loss carryforwards of approximately $7.1 million, federal and California research and development tax credits of $7.2 million, alternative minimum tax credits of $1.1 million, foreign tax credits of $600,000 and $100,000 of other California credits. The federal and research and development tax credit carryforwards expire in 2009 through 2024 if they are not utilized. The state tax credit carryforwards may be carried forward indefinitely. The alternative minimum tax credits may be carried forward indefinitely. The foreign tax credits expire in 2009 through 2010 if not utilized. The other California tax credits will expire in 2006 through 2011 if they are not utilized.
      During 2005 we retrospectively consolidated our Australia operations for tax purposes for the years 2003 and 2004. As a result we expect to receive a refund of approximately $1.0 million.
      Tax benefits associated with employee stock options provide a deferred benefit of approximately $4.0 million at December 31, 2005, which has been offset by the valuation allowance. The deferred tax benefit associated with the employee stock options will be credited to additional paid-in capital when realized.
      The annual utilization of the federal and state net operating loss and tax credit carryforwards is limited for tax purposes under the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before we are able to utilize them.

Note 12.	Commitments
      We leased two facilities in fiscal year 2005 and 2004 under non-cancelable operating leases, the last of which expired in April 2005. One of the operating leases required an irrevocable standby letter of credit that was secured by a certificate of deposit with our bank. The amount of the letter of credit included an automatic annual reduction feature and expired on January 1, 2004.
      In June 2004, we signed a series of non-cancelable facility lease agreements with Incyte Corporation and The Board of Trustees of the Leland Stanford Junior University, or Stanford, in Palo Alto, California. The leases collectively expire in ten years and the lease with Stanford includes two three-year optional renewal periods. We moved into the new facility in February 2005. In accordance with the facility lease agreement, we entered into a $2.7 million in letter of credit arrangements, which is secured by certificates of deposit. The certificates of deposit are classified as restricted cash, non-current, at December 31, 2005 and 2004. In April 2005, we received landlord approval for a sublease signed in August 2004 for approximately 19,500 square feet of office space in Palo Alto, California. In accordance with this facility lease agreement, we entered into a $146,000 letter of credit arrangement, which is secured by certificates of deposit. This is also classified as restricted cash, non-current. Payments for the sublease will commence on January 1, 2006.
      We currently lease automobiles under an operating lease in which we guarantee certain residual values for the vehicles. In accordance with the automobile lease agreement, in 2004 we entered into two letters of credit arrangements, which are secured by certificates of deposit, totaling $250,000 and $300,000, which are classified as restricted cash, non-current, at December 31, 2005 and 2004, respectively. We also lease office equipment under various operating leases that expire in 2009.
      In March 2002 we entered into a manufacturing and supply agreement with DPT that requires minimum purchase commitments, beginning in August 2003 and continuing for 10 years. Additionally in 2002 we entered into a license agreement that requires minimum royalty payments beginning in 2005 and continuing for 15 years, unless the agreement is terminated earlier at the discretion of either party. In 2003, we entered into a five-year service agreement for prescription information that requires minimum fees. We paid $14.9 million, $4.3 million and $2.2 million related to these agreements for the years ended December 31, 2005, 2004 and 2003, respectively.
      The future minimum rental payments under non-cancelable operating leases and contractual commitments as of December 31, 2005 are as follows (in thousands):

Years Ending		Contractual
December 31:	Operating Leases	Commitments	Total

2006	$3,796	$2,247	$6,043
2007	3,052	2,172	5,224
2008	1,964	850	2,814
2009	1,722	850	2,572
2010	1,468	850	2,318
Thereafter	6,794	1,375	8,169

	$18,796	$8,344	$27,140

      We recognize facilities rent expense on a straight-line basis over the term of each lease starting when possession of the property is taken from the landlord. When a lease contains a predetermined fixed escalation of the minimum rent, we recognize the related rent expense on a straight-line basis and record the difference between the recognized rental expense and the amounts payable under the lease as deferred lease credits. Facilities rent expense under operating leases was approximately $2.1 million (net of sublease income of $116,000), $1.7 million (net of sublease income of $376,000), and $1.4 million (net of sublease income of $490,000) for the years ended December 31, 2005, 2004 and 2003, respectively.
      Pursuant to our manufacturing and supply agreements with our three suppliers, KIK, DPT and Roche, we may incur penalties related to cancellation of purchase orders, including paying an amount equal to the entire cancelled purchase order. We did not incur any penalties related to cancellation of purchase orders for KIK, DPT or Roche for the years ended December 31, 2005, 2004 and 2003, respectively. We had approximately $19.0 million and $9.6 million in outstanding open purchase orders to our suppliers at December 31, 2005 and 2004, respectively, that are not included in the table above.

Note 13.	Guarantees and Indemnifications
      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” or FIN No. 45. FIN No. 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.
      We enter into indemnification provisions under our agreements with certain key employees and other companies in the ordinary course of our business, typically with business partners, contractors, clinical sites, insurers, and customers. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the maximum potential amount of future payments Connetics could be required to make under these indemnification provisions is unlimited. The estimated fair value of the indemnity obligations of these agreements is insignificant. Accordingly, we have not recorded liabilities for these agreements as of December 31, 2005. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.

Note 14.	Retirement Savings Plan
      We have a retirement savings plan, commonly known as a 401(k) plan, that allows all full-time employees to contribute from 1% to 60% of their pretax salary, subject to IRS limits. We match all employees’ contributions in an amount equal to 25% of each participant’s deferral contributions made during the year. These contributions vest at the time the contributions are made. Our contributions to the 401(k) plan were $539,000, $387,000 and $308,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 15.	Related Party Transactions
      In February 2000, the Board authorized a loan to our Chief Executive Officer in the amount of $250,000, at an interest rate equal to 6.2%. The loan is to be forgiven at a rate of $50,000 per year plus accrued interest, on each anniversary of the loan on which our Chief Executive Officer is employed by Connetics. As of December 31, 2004 the outstanding balance of this loan, including accrued interest, was $53,000. In February 2005, the remaining balance of the loan was forgiven by the Company.

Note 16.	Subsequent Event
      Effective February 1, 2006, we acquired the sales organization of PediaMed Pharmaceuticals, Inc., a privately-held pharmaceutical company specializing in the pediatric market, for cash of $12.5 million plus transaction costs of approximately $65,000. We recorded a long-term intangible asset for the assembled workforce of approximately $12.3 million based on a cost approach, which will be amortized over the estimated useful life of 5 years. In addition, we recorded $0.2 million for trademark rights and fixed assets acquired in connection with this acquisition. The acquired sales force consisting of 87 individuals will promote our products to selected pediatricians nationwide. We expect to add Desilux Foam, our first drug candidate seeking a pediatric label, to the group’s portfolio upon FDA approval, currently anticipated in September 2006. The acquisition does not include any commercial products currently sold by the PediaMed sales organization, or rights to any products developed by PediaMed. We expect to amortize approximately $2.3 million related to these intangibles in 2006.

Note 17.	Quarterly Financial Data (unaudited)
The following tables summarize the quarterly results of operations for the years ended December 31, 2005 and 2004 (in thousands, except share and per share amounts):

	2005 Quarters

	First	Second		Third		Fourth

Total revenues	$42,371	$45,369	(1)	$55,341	(2)	$41,183	(3)
Cost of product revenues	3,766	4,982		4,183		3,507
Operating expenses	37,106	37,713		35,483		33,627
Operating income	1,499	2,674		15,675		4,049
Net income	1,041	2,502		15,365		15,050
Basic net income per share	0.03	0.07		0.44		0.44
Diluted net income per share	0.03	0.07		0.39		0.40
Shares used to calculate basic net income per share	35,699	34,825		35,075		34,570
Shares used to calculate diluted net income per share	38,014	37,093		40,812		39,735

(1)	In the second quarter of 2005, our wholesaler customers returned an unexpectedly high amount of expiring and expired OLUX. These return levels were significantly above historical levels. Based on our analysis, we recorded a charge to product revenues of $2.3 million in the second quarter for expired and estimated expiring products at our customers associated with product sales recorded in prior periods.

(2)	The third quarter of 2005 product revenues for Soriatane include a $7.0 million reduction of estimated reserves for returns and government rebates recorded from the time of acquisition through June 30, 2005.

(3)	In the fourth quarter of 2005 we reduced Medicaid reserves by $1.0 million and increased returns reserves by $0.5 million for Evoclin based on the history of the product during the first year of commercialization; this change resulted in a net increase to revenues of $0.5 million.

	2004 Quarters

	First		Second		Third		Fourth

Total revenues	$24,982	(1)	$38,253	(2)	$37,344	(3)	$43,776
Cost of product revenues	1,568		3,578		3,067		4,443
Operating expenses	21,006		25,963		30,065		32,682
Operating income	2,408		8,712		4,212		6,651
Net income	1,873		7,457		3,695		5,990
Basic net income per share	0.06		0.21		0.10		0.17
Diluted net income per share	0.05		0.19		0.10		0.16
Shares used to calculate basic net income per share	33,587		35,242		35,510		35,695
Shares used to calculate diluted net income per share	35,887		41,627		38,064		38,172

(1)	In the first quarter of 2004, we received a one-time royalty payment in the amount of $1.2 million in connection with the S.C. Johnson license agreement.

(2)	In early March 2004, we acquired exclusive U.S. rights to Soriatane. Sales of Soriatane accounted for most of the increase in sales over the first quarter. Operating expenses increased in the second quarter compared to the first, primarily related to the Soriatane acquisition and in support of the increased Soriatane sales, including a $2.1 million increase in amortization of intangible assets resulting from the acquisition and $2.4 million for selling, general, and administrative expenses.

(3)	In the third quarter of 2004, operating expenses included a $3.5 million milestone payment due under our license agreement for Velac upon our filing an NDA with the FDA.

Connetics Corporation
Index to Exhibits
[Item 15(b)]

Exhibit
Number		Description

2	.1*	Purchase and Sale Agreement dated February 2, 2004 between Connetics and Hoffmann-La Roche Inc. (previously filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

2	.2*†	Asset Purchase Agreement dated as of April 9, 2001 between Connetics and Prometheus Laboratories, Inc. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 30, 2001 and filed with the Commission on May 11, 2001).

2	.3*(C)	Asset Acquisition Agreement dated January 4, 2006 between Connetics and PediaMed Pharmaceuticals, Inc. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 4, 2006 and filed with the Commission on January 10, 2006).

3	.1*	Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261).
3	.2*	Certificate of Amendment of the Company’s Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on May 15, 1997 (previously filed as Exhibit 3.7 to the Company’s Current Report on Form 8-K dated and filed May 23, 1997).

3	.3*	Certificate of Designation of Rights, Preferences and Privileges of Series B Participating Preferred Stock, filed with the Delaware Secretary of State on May 15, 1997 (previously filed as Exhibit A to Exhibit 1 to the Company’s Form 8-A filed on May 23, 1997).

3	.4*	Certificate of Elimination of Rights, Preferences and Privileges of Connetics Corporation, filed with the Delaware Secretary of State on December 11, 2001 (previously filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K/A filed for the year ended December 31, 2001).

3	.5*	Certificate of Designation of Terms of Series C Preferred Stock of Connetics Corporation, filed with the Delaware Secretary of State on March 22, 2005 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 22, 2005 and filed with the Commission on June 6, 2005).

3	.6*	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Connetics Corporation, filed with the Delaware Secretary of State on May 18, 2005 (previously filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-1 filed with the Commission on June 20, 2005, Registration Statement No. 333-125982).

3	.7*	Certificate of Elimination of Rights, Preferences and Privileges of Series C Preferred Stock of Connetics Corporation, filed with the Delaware Secretary of State on May 18, 2005 (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 22, 2005 and filed with the Commission on June 6, 2006).

3	.8*	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s Form 8-A/ A filed with the Commission on November 28, 2001).
4	.1*	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

4	.2*	Amended and Restated Preferred Stock Rights Agreement, dated as of November 21, 2001, between Connetics and EquiServe Trust Company, N.A., including the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A and B, respectively (previously filed as Exhibit 4.1 to the Company’s Form 8-A/A filed with the Commission on November 28, 2001).

4	.3*	Indenture, dated as of May 28, 2003, between Connetics and J.P. Morgan Trust Company, National Association, as Trustee, including the forms of the notes (previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

Exhibit
Number		Description

4	.4*	Indenture dated March 23, 2005, between Connetics and J.P. Morgan Trust Company, National Association, as Trustee, including the forms of the Notes (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 23, 2005 and filed with the Commission on March 25, 2005).

4	.5*	Registration Rights Agreement, dated March 23, 2005, between Connetics Corporation and Goldman, Sachs & Co., on behalf of itself, CIBC World Markets Corp., Lazard Freres & Co. LLC, Piper Jaffray & Co. and Roth Capital Partners, LLC (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 23, 2005 and filed with the Commission on March 25, 2005).

4	.6*	Registration Rights Agreement, dated as of May 28, 2003, between Connetics and Goldman, Sachs & Co., C.E. Unterberg, Towbin (a California Limited Partnership), CIBC World Markets Corp., Thomas Weisel Partners LLC and U.S. Bancorp Piper Jaffray Inc., as representatives (previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

Management Contracts, Consulting Agreements and Compensatory Plans and Arrangements
10	.1*(M)	Form of Indemnification Agreement between Connetics and Directors and Officers of the Company (previously filed as Exhibit 10.1 to the Company’s Form S-1 Registration Statement No. 33-80261).

10	.2*(M)	Employment Agreement dated June 9, 1994 between Connetics and Thomas Wiggans (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261).

10	.3*(M)	Form of Notice of Stock Option Grant to G. Kirk Raab dated January 28, 1997 (previously filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001).

10	.4*(M)	Form of Notice of Stock Option Grant to G. Kirk Raab dated July 30, 1997 (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001).

10	.5*(M)	Restricted Common Stock Purchase Agreement dated November 5, 1998 between Connetics and G. Kirk Raab (previously filed as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10	.6*(M)	Restricted Common Stock Purchase Agreement dated March 9, 1999 between Connetics and G. Kirk Raab (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

10	.7*(M)	Restricted Common Stock Purchase Agreement dated March 9, 1999 between Connetics and Thomas G. Wiggans (previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

10	.8*(M)	Form of Change in Control Agreement between Connetics and key employees of the Company (previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001).

10	.9*(M)	Form of Change in Control Agreement between Connetics and Outside Directors of the Company (previously filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the Commission on June 20, 2005, Registration Statement No. 333-125982).

10	.10*(M)	Change in Control Agreement dated January 1, 2002 between Connetics and Thomas G. Wiggans (previously filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the Commission on June 20, 2005, Registration Statement No. 333-125982).

10	.11*(M)	Consulting Agreement dated August 22, 2005, between Connetics and G. Kirk Raab (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 22, 2005 and filed with the Commission on August 25, 2005).

Exhibit
Number		Description

10	.12*(M)	Consulting Agreement dated January 31, 2006, between Connetics and David Cohen, M.D. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 31, 2006 and filed with the Commission on February 3, 2006).

10	.13(M)	Form of Restricted Stock Purchase Award dated February 1, 2006 between Connetics and each of Thomas G. Wiggans, C. Gregory Vontz, John L. Higgins, Lincoln Krochmal and Katrina J. Church.

10	.14*(M)	Fourth Amendment to Consulting Agreement dated December 31, 2004 between Connetics and Eugene A. Bauer, M.D. (previously filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10	.15*(M)	Consultant Change of Control Agreement dated January 1, 2002 between Connetics and G. Kirk Raab (previously filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the Commission on June 20, 2005, Registration Statement No. 333-125982).

10	.16(M)	Summary Compensation Information for Named Executive Officers and Directors.

10	.17*(M)	Description of Compensation Payable to Non-Employee Directors(previously filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

Stock Plans and Agreements
10	.18*(M)	1994 Stock Plan (as amended through May 1999) and form of Option Agreement (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement No. 333-85155).
10.19		1995 Employee Stock Purchase Plan (as amended and restated through October 13, 2005), and form of Subscription Agreement.

10	.20*(M)	1998 Supplemental Stock Plan (previously filed as Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10	.21*(M)	Stock Plan (2000) and form of Option Agreement (previously filed as Exhibit 4.4 to the Company’s Form S-8 Registration Statement No. 333-85155).

10	.22(M)	Form of Restricted Stock Purchase Award under the Company’s Stock Plan (2000)(see Exhibit 10.13 above).

10	.23*	International Stock Incentive Plan (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement No. 333-61558).

10	.24*	2000 Non-Officer Employee Stock Plan (previously filed as Exhibit 4.3 to the Company’s Form S-8 Registration Statement No. 333-46562).

10	.25*	2002 Non-Officer Employee Stock Plan (as amended through May 2003) (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 9, 2004 and filed with the Commission on March 8, 2004).

10	.26*(M)	1995 Director’s Stock Option Plan (as amended through February 10, 2005) (previously filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10	.27*(M)	Non-Qualified Stock Option Agreement dated April 13, 2005 between Connetics and James A. Trah (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10	.28*(M)	Non-Qualified Stock Option Agreement dated May 16, 2005 between Connetics and Michael Eison (previously filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 filed with the Commission on June 20, 2005, Registration Statement No. 333-125982).

10	.29*(M)	Non-Qualified Stock Option Agreement dated July 11, 2005 between Connetics and Stefan Weiss, M.D. (previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

Exhibit
Number		Description

10	.30*(M)	Non-Qualified Stock Option Agreement dated August 5, 2005 between Connetics and Scott W. Meggs (previously filed as Exhibit 10.27 to the Company’s Amendment No. 2 to Form S-1 Registration Statement No. 333-125982, filed with the Commission on August 26, 2005).

10	.31*(M)	Non-Qualified Stock Option Agreement dated August 22, 2005 between Connetics and Luis C. Pena (previously filed as Exhibit 10.28 to the Company’s Amendment No. 2 to Form S-1 Registration Statement No. 333-125982, filed with the Commission on August 26, 2005).

10	.32*(M)	Non-Qualified Stock Option Agreement dated September 30, 2005 between Connetics and Claudette S. MacMillan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2005 and filed with the Commission on October 4, 2005).

10	.33*(M)	Non-Qualified Stock Option Agreement dated November 7, 2005 between Connetics and Srabasti Mukherjee (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 7, 2005 and filed with the Commission on November 10, 2005).

10	.34*(M)	Non-Qualified Stock Option Agreement dated December 15, 2005 between Connetics and Gary Cain (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 15, 2005 and filed with the Commission on December 16, 2005).

10	.35*(M)	Non-Qualified Stock Option Agreement dated January 3, 2006 between Connetics and David Burch (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 3, 2006 and filed with the Commission on January 10, 2006).

10	.36*(M)	Non-Qualified Stock Option Agreement dated January 9, 2006 between Connetics and Brian Davis (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 3, 2006 and filed with the Commission on January 10, 2006).

10	.37*(M)	Form of Non-Qualified Stock Option Agreement between Connetics and certain non-executive employees hired in connection with Connetics’ acquisition of PediaMed Pharmaceuticals, Inc.’s sales organization (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the Commission on February 1, 2006).

10	.38*(M)	Non-Qualified Stock Option Agreement dated February 26, 2006 between Connetics and Freddie Park (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 6, 2006 and filed with the Commission on February 7, 2006).

License Agreements
10	.39*†	License Agreement dated June 14, 1996 between Connetics and Soltec Research Pty Ltd (previously filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

10	.40*†	License Agreement dated January 1, 1998 between Connetics and Soltec Research Pty Ltd (previously filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10	.41*†	License Agreement (Ketoconazole) dated July 14, 1999 between Connetics and Soltec Research Pty Ltd (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10	.42*†	License Agreement dated September 29, 2004 between Connetics and Pierre Fabre Dermatologie (previously filed as Exhibit 10.1 to our Current Report on Form 8-K dated September 29, 2004 and filed with the Commission on October 4, 2004).

10	.43*†	License and Development Agreement between Connetics and Pharmacia & Upjohn Company, dated December 21, 2001 (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K/ A-2 dated December 21, 2001, filed with the Commission on July 12, 2002).

10	.44*†	License and Development Agreement between Connetics and Yamanouchi Europe B.V., dated May 13, 2002 (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

Exhibit
Number		Description

Real Property
10	.45*	Lease between Connetics and Renault & Handley Employee’s Investment Co., dated June 28, 1999 (previously filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001).

10	.46*	Industrial Building Lease dated December 16, 1999, between Connetics and West Bayshore Associates (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10	.47*	Assignment and Assumption of Lease between Connetics and Respond.com, dated August 21, 2001 (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10	.48*	Agreement dated August 21, 2001, between Connetics and Respond.com (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10	.49*	Sublease agreement between Connetics (sublessor) and Tolerian, Inc., dated June 20, 2002 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report for the quarter ended June 30, 2002).

10	.50*	Sublease Agreement between the Board of Trustees of the Leland Stanford Junior University and Incyte Pharmaceuticals, Inc., dated May 6, 2004 (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10	.51*	Sublease Consent between The Board of Trustees of the Leland Stanford Junior University and Incyte Corporation and Connetics Corporation, dated May 6, 2004 (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10	.52*	Agreement Regarding Sublease and Lease between The Board of Trustees of the Leland Stanford Junior University and Connetics Corporation, dated May 6, 2004 (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10	.53*	First Amendment to Lease between The Board of Trustees of the Leland Stanford Junior University and Incyte Corporation, dated May 6, 2004 (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10	.54*	Sublease Agreement for 1841 Page Mill Road, Palo Alto, California, dated August 9, 2004 and effective April 4, 2005 between Connetics and Incyte Corporation (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10	.55*	Industrial Building Lease Between West Bayshore Associates and Connetics Corporation, dated September 2004 (previously filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.56		Sublease Consent between The Board of Trustees of the Leland Stanford Junior University and Interval Research Corporation, Incyte Corporation, and Connetics Corporation dated March 15, 2005.

Other Agreements
10	.57*†	Agreement dated December 9, 1999 between Connetics and Soltec Research Pty Ltd (previously filed as Exhibit 10.75 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10	.58*†	Asset Purchase Agreement dated as of April 9, 2001, between Connetics and Prometheus Laboratories, Inc. (see Exhibit 2.2 above).

10	.59*†	Facilities Contribution Agreement between Connetics and DPT Laboratories, Ltd., with retroactive effect to November 1, 2001 (previously filed as Exhibit 10.55 to the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2001).

Exhibit
Number		Description

10	.60*†	Manufacturing and Supply Agreement between Connetics and DPT Laboratories, Ltd., dated March 12, 2002 (previously filed as Exhibit 10.56 to the Company’s Annual Report on Form 10-K/ A (Amendment No. 2) for the year ended December 31, 2001).

10	.61*	Distribution Agreement between Connetics and CORD Logistics, Inc., dated January 1, 2001, as amended September 1, 2001, September 3, 2003, and September 24, 2003 (previously filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2002).

10	.62*†	Amended and Restated Manufacturing and Supply Agreement dated April 24, 2003 between Connetics and AccraPac Group, Inc. (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarter ended March 31, 2003).

10	.63*	Purchase and Sale Agreement dated February 2, 2004 between Connetics and Hoffmann-LaRoche Inc. (see Exhibit 2.1 above).

10	.64*†	Amendment to Facilities Contribution Agreement between DPT Laboratories, Ltd. and Connetics Corporation, dated August 18, 2004 (previously filed at Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10	.65*†	Amended and Restated Manufacturing and Supply Agreement between DPT Laboratories, Ltd. and Connetics Corporation, dated August 18, 2004 (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10	.66*†	Distribution Services Agreement between Cardinal Health, Inc. and Connetics Corporation, dated December 1, 2004 (previously filed as Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10	.67*†	Core Distribution Agreement between McKesson Corporation and Connetics Corporation, dated December 23, 2004 (previously filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10	.68*(C)	Service Agreement dated March 1, 2005 between Connetics and Ventiv Pharma Services, LLC (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10	.69*(C)	Amendment to Distribution Services Agreement dated December 22, 2005 between Connetics and Cardinal Health, Inc. (previously filed at Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 22, 2005 and filed with the Commission on December 23, 2005).

10	.70*(C)	Amendment to Core Distribution Agreement dated December 22, 2005, between Connetics and McKesson Corporation (previously filed at Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 22, 2005 and filed with the Commission on December 23, 2005).

10	.71*(C)	First Amendment to Service Agreement dated December 30, 2005 between Connetics and Ventiv Commercial Services, LLC (previously filed at Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 30, 2005 and filed with the Commission on January 6, 2006).

10	.72*(C)	Asset Acquisition Agreement dated January 4, 2006 between Connetics and PediaMed Pharmaceuticals, Inc. (see Exhibit 2.3 above).

10	.73*(C)	Distribution Services Agreement dated September 30, 2005 between Connetics and AmerisourceBergen Drug Corporation (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2005 and filed with the Commission on October 6, 2005).

21	*	Subsidiaries (previously filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

23.1		Consent of Independent Registered Public Accounting Firm.

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.††

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.††
Key to Exhibit Index Footnotes:
The Commission file number for our Exchange Act filings referenced above is 0-27406.

*	Incorporated by this reference to the previous filing, as indicated.

(M)	This item is a management compensatory plan or arrangement required to be listed as an exhibit to this Report pursuant to Item 601(b)(10)(iii) of Regulation S-K.

(C)	We have omitted certain portions of this Exhibit and have requested confidential treatment of such portions from the SEC.

†	We have requested and the SEC has granted confidential treatment for certain portions of this Exhibit.

††	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Connetics Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.