Form 10-K/A
period 2005-12-31
CONNETICS CORP
filed 2006-07-25
CIK 1004960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from      to
Commission File Number: 0-27406
CONNETICS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3173928 (I.R.S. Employer Identification No.)
3160 Porter Drive, Palo Alto, California (Address of principal executive offices)	94304 (Zip Code)
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
Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Annual Report on Form 10-K/A. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐           Accelerated Filer ☑            Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $444,000,000.00 based upon the closing sale price of the registrant’s common stock as reported on the NASDAQ Global Market for such date. Shares of common stock held by each officer and director of the registrant and by each person who owns 5% or more of the registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     There were 33,565,384 shares of registrant’s common stock issued and outstanding as of February 28, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
     Part III incorporates information by reference from the registrant’s definitive proxy statement for the 2006 Annual Meeting of Stockholders.

i

EXPLANATORY NOTE
     We are amending our Annual Report on Form 10-K for the year ended December 31, 2005 (“Original 10-K”) to restate our audited consolidated financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005. This Annual Report on Form 10-K/A also includes the restatement of the selected financial data as of and for the each of the five years in the period ended December 31, 2005, as well as the restatement of interim results of operations for each of the two years in the period ended December 31, 2005. The restated selected financial data as of December 31, 2003, 2002 and 2001 and for the years ended December 31, 2002 and 2001 and the restated interim results of operations data are unaudited and, in the opinion of management, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflect all adjustments, which are necessary for a fair presentation of results for these periods.
Revenue Reserves
     As announced in our Current Report on Form 8-K filed on May 3, 2006, after we filed our Original 10-K, we concluded that our previously filed consolidated financial statements for the year ended December 31, 2005 and potentially additional periods should no longer be relied upon due to errors in the accounting for accruals of estimated rebates and chargebacks on our products. Rebates are contractual discounts offered to government programs and private health plans that are eligible for such discounts at the time prescriptions are dispensed, subject to various conditions. Chargebacks represent amounts that our wholesale customers charge us for the difference between the then-current retail price and the lower price they are paid for that product by certain government entities who are entitled to discounts under contracts with us. As part of our procedures to prepare for closing the first quarter of 2006 financial statements, during March and April 2006, we revised our accounting process for estimating revenue-related reserves, including rebates and chargebacks. In this process, we determined that our rebate and chargeback accruals had not been adequately capturing the full liability associated with product inventory in the distribution channel. We concluded that the impact of the errors we noted required us to restate our financial statements. Our revised rebate and chargeback methodology is designed to fully capture our liability for (1) incurred-but-uninvoiced rebates and unprocessed chargebacks and (2) future rebate and chargebacks associated with product inventory held in the distribution channel at period end as required by GAAP. Our revised methodology also addresses such other factors as anticipated price increases on our products and estimated future usage of our products by Medicaid programs and managed care organizations.
     In the course of our evaluation of revenue reserves in prior years, management decided to apply the same resources to evaluate how we estimate accruals for returns of our products. As a result of this evaluation, we determined that our methodology for estimating future product returns contained errors and had resulted in understatements of our returns accruals. Previously, we estimated the return rate based on our cumulative historical return experience with related units shipped since initial sale and other relevant qualitative factors. For two of our products, OLUX and Luxíq, we applied the estimated return rate to the product inventory held in the distribution channel at period end, which was a smaller population than all units with potential risk of return. For our other two products, Soriatane and Evoclin, we calculated the value of the estimated units to be returned using the original sales price without taking into account price increases that were implemented between the date of sale through the period of the accrual. We permit wholesalers to return expired or expiring product for a credit at the then-current sales price less 5%, so the initial sales price may not fully capture our liability for future returns. As a result of our evaluation, we determined that our accrual for product returns had been understated and concluded that the impact of the errors required us to restate our financial statements for prior years. Our revised methodology estimates the return rate on the most recent three years’ data, resulting in an estimated rate that is more responsive to current return trends. We assess the risk of return on a production lot basis and apply our estimated return rate to the units at risk for return.
     We engaged external consultants to assist us in evaluating the errors made in connection with estimating accruals for rebates, chargebacks, and product returns, and in the development and implementation of our revised methodology. The effects of these adjustments on our consolidated financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 are described in Note 2 to the Consolidated Financial Statements included in this Annual Report on Form 10-K/A.
Identification of Material Weaknesses
     In conjunction with the errors in accounting for accruals of estimated rebates and chargebacks and accruals for product returns, we identified two material weaknesses in internal control over financial reporting at December 31, 2005, and reported those to our Audit Committee. Please see Part II, Item 9A, “Controls and Procedures,” for a description of these matters, and of certain remediation measures that we have implemented or plan to implement during 2006, as well as additional steps we are considering to strengthen our internal control over financial reporting.
Reliance on Prior Consolidated Financial Statements
     Except as discussed above, we have not modified or updated disclosures presented in the Original 10-K, filed on March 13, 2006, other than as required to reflect the effects of the restatement. As such, this Annual Report on Form 10-K/A does not reflect all events that occurred after we filed our Original 10-K and does not modify or update those disclosures affected by subsequent events, except as specifically referenced in the disclosures. We have made no changes to Items in the Original 10-K other than those listed below which were affected by the restatement; therefore, we have omitted all such unchanged information.
     We have not amended and do not anticipate amending our Annual Reports on Form 10-K for any of the years prior to December 31, 2005, nor will we be amending our Quarterly Reports on Form 10-Q that were originally filed. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K/A. Accordingly, the consolidated financial statements and related financial information contained in those previously filed reports should no longer be relied upon.
     References to this Annual Report on Form 10-K/A shall refer to the Original 10-K, as amended by this Annual Report on Form 10-K/A. The following items have been amended or added as a result of the restatement:
     Part I – Item 1 – Business
     Part I – Item 1A – Risk Factors
     Part I – Item 1B – Unresolved Staff Comments
     Part II – Item 6 – Selected Financial Data
     Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Part II – Item 8 – Financial Statements and Supplementary Data

     Part II – Item 9A — Controls and Procedures
     Part IV – Item 15 – Exhibits and Financial Statement Schedules.
     Please refer to Note 2 to the Notes to Consolidated Financial Statements for additional information on the restatement.
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
     Forward-looking statements in this Report include, but are not limited to, those relating to the commercialization of our currently marketed and anticipated products, the progress of our product development programs, developments with respect to clinical trials and the regulatory approval process, the results of our sales and marketing efforts, the outcome of contingencies such as legal proceedings, and financial results. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements contained in this Report. In particular, this Report sets forth important factors that could cause actual results to differ materially from our forward-looking statements. These and other factors, including general economic factors and business strategies, and other factors we do not currently know, may be significant, now or in the future, and the factors set forth in this Report may affect us to a greater extent than indicated. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Report and in other documents that we file from time to time with the Securities and Exchange Commission. Except as required by law, we do not undertake any obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. In particular, except as they may relate to matters directly related to the revenue reserves issues impacted by the restatement, we have not updated any forward looking statements made in our original Annual Report on Form 10-K filed on March 13, 2006.

PART I
Item 1. Business
THE COMPANY
     References in this Report to “Connetics,” “the Company,” “we,” “our” and “us” refer to Connetics Corporation, a Delaware corporation, and its consolidated subsidiaries. Unless the context specifically requires otherwise, these terms include Connetics Australia Pty Ltd. and Connetics Holdings Pty Ltd.
     Connetics was incorporated in Delaware in February 1993. Our principal executive offices are located at 3160 Porter Drive, Palo Alto, California 94304 and our telephone number is (650) 843-2800. Connetics(R), Luxíq(R), OLUX(R), Evoclin(R), Extina(R), Soriatane(R), VersaFoam(R) and the seven interlocking “C’s” design are registered trademarks, and Liquipatch(TM), VersaFoam-EF(TM), Desilux(TM) and Primolux(TM) are trademarks, of Connetics. Velac(R) is a registered trademark of Astellas Pharma Europe B.V. (formerly Yamanouchi Europe B.V.); Rogaine(R) is a registered trademark of Pfizer, Inc. (formerly Pharmacia Corporation); Lamisil(R) is a registered trademark of Novartis Consumer Health SA. All other trademarks or service marks appearing in this Report are the property of their respective companies. We disclaim any proprietary interest in the marks and names of others.
     Connetics is a specialty pharmaceutical company that develops and commercializes products for the medical dermatology marketplace. This marketplace is characterized by a large patient population that is served to a large extent by a relatively small, and therefore accessible, number of treating physicians, principally dermatologists and pediatricians. We currently market four pharmaceutical products: Luxíq(R) (betamethasone valerate) Foam, 0.12%, OLUX(R) (clobetasol propionate) Foam, 0.05%, Soriatane(R) (acitretin), and Evoclin(R) (clindamycin) Foam, 1%. Our experienced sales and marketing professionals promote the clinically proven therapeutic advantages of our products and provide high quality customer service to physicians and other healthcare providers.
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
     VersaFoam(R), the proprietary foam delivery system used in OLUX Foam, Luxíq Foam and Evoclin Foam, has significant advantages over conventional therapies for dermatological diseases. The foam formulation liquefies when applied to the skin, and enables the active therapeutic agent to penetrate rapidly. When the foam is applied, it dries quickly and leaves minimal residue, and no stains or odor. We believe the cosmetic elegance of the foam improves patient compliance and satisfaction. In market research sponsored by Connetics, more than 80% of patients said they preferred the foam to other topical delivery vehicles.
     Luxíq Foam competes in the mid-potency topical steroid market while OLUX Foam competes in the high- and super-high potency topical steroid market. According to Per-Se Technologies, formerly NDC Health Corporation, for the 12 months ended December 2005, the value of the total retail topical steroid market was $1 billion. We acquired the exclusive U.S. rights to Soriatane from Hoffmann-La Roche, Inc., or Roche, in March 2004. Soriatane is an approved oral therapy for the treatment of severe psoriasis in adults. According to Per-Se Technologies, the value of the entire retail market for psoriasis was $875 million in 2005. Evoclin is approved for the treatment of acne vulgaris, and competes in the topical antibiotics market for the treatment of acne. For the 12 months ended December 2005, Per-Se Technologies reported that this market totaled $599 million. We received approval from the Food and Drug Administration, or FDA, in October 2004 and launched Evoclin commercially in December 2004.
     We have one New Drug Application, or NDA, under review by the FDA, and two other product candidates for which we expect to file NDAs during 2006. In November 2005, we submitted an NDA for

Desilux(TM) Foam, a low-potency topical steroid for the treatment of atopic dermatitis, formulated with 0.05% desonide in our proprietary emollient foam delivery vehicle, VersaFoam-EF(TM). In January 2006, the FDA accepted the NDA for filing with a user fee date of September 21, 2006. In September and November 2005, we completed two Phase III clinical trials designed to evaluate Primolux(TM) Foam, a super high-potency topical steroid, formulated with 0.05% clobetasol propionate in our proprietary emollient foam delivery vehicle. We plan to submit an NDA for Primolux Foam in the first quarter of 2006. In July 2003, we submitted an NDA for Extina(R) Foam, an investigational new drug formulation of 2% ketoconazole formulated using our proprietary platform foam delivery vehicle for the treatment of seborrheic dermatitis. In November 2004, we received a non-approvable letter from the FDA for Extina Foam based on its conclusion that, although Extina Foam demonstrated non-inferiority to the comparator drug currently on the market, it did not demonstrate statistically significant superiority to placebo foam. Following continued discussions with the FDA, we initiated a Phase III trial of Extina Foam in September 2005, intended to demonstrate that Extina Foam is superior to placebo foam. Pending positive results from this Phase III trial, we anticipate submitting a Class 2 Resubmission for Extina Foam to the FDA by the end of 2006.
     We also continue to work with the FDA to obtain approval of Velac(R) Gel, a combination of 1% clindamycin and 0.025% tretinoin, for the treatment of acne. Following the positive clinical outcomes associated with multiple clinical trials, we submitted an NDA to the FDA for Velac Gel in August 2004. The FDA accepted the NDA for filing in October 2004 with a user fee goal date of June 25, 2005. On June 10, 2005, the FDA issued a non-approvable letter for Velac Gel, citing that “a positive carcinogenicity signal was detected in a Tg.AC mouse dermal carcinogenicity study.” Nothing in our clinical trials indicated that the mouse study was predictive of human results. We have been actively engaged in discussions with the FDA about the additional steps required to obtain approval of Velac Gel, and we continue to perform development work related to the program.
     We continue to develop and formulate new product candidates by leveraging the experience and expertise of our wholly owned subsidiary, Connetics Australia, and Connetics’ Center for Skin Biology, or “CSB.” The CSB, which we established in 2001 at no additional cost, is a segment of our product development group staffed by Connetics employees that explores ways to optimize drug penetration, distribution, and efficiency at the targeted treatment site on the skin, and assesses novel formulations and new delivery technologies. The CSB assists in the continued development of innovative topical dermatology products through rigorous scientific evaluation of products and product candidates. The CSB presents us with the opportunity to explore how topical drugs interact with and penetrate the skin. We believe this novel approach to drug development is a key part of our innovation and enables us to bring even more effective and novel treatments to our product platform and the dermatology market.
     We own worldwide rights to a number of unique topical delivery systems, including several distinctive aerosol foams. We have leveraged our broad range of drug delivery technologies by entering into the following royalty-bearing license agreements with several well-known pharmaceutical companies around the world.
•	Liquipatch(TM). In 2001, we entered into a global licensing agreement with Novartis Consumer Health SA for the use of our Liquipatch drug-delivery system in topical antifungal applications. Novartis anticipates initial European launch of a product using the Liquipatch technology in 2006.

•	Rogaine(R) Foam. In 2002, we entered into a license agreement with Pfizer, Inc. (formerly Pharmacia Corporation) pursuant to which we granted Pfizer exclusive global rights, excluding Japan, to our proprietary foam drug delivery technology for use with Pfizer’s Rogaine hair loss treatment. The FDA approved Rogaine Foam in January 2006. Pfizer has not yet announced its launch plans.
•	OLUX Foam. In September 2004, we entered into a license agreement granting Pierre Fabre Dermatologie exclusive commercial rights to OLUX for Europe, excluding Italy, where the product is licensed to Mipharm S.p.A. The license agreement with Pierre Fabre also grants marketing rights for certain countries in South America and Africa. Pierre Fabre will market the product under different trade names. Under the terms of the license agreement with Pierre Fabre, we received an upfront license payment, and will receive milestone payments and royalties on product sales. Pierre Fabre will be responsible for costs associated with product manufacturing, sales, marketing, and distribution in its licensed territories. Pierre Fabre anticipates an initial launch of OLUX in select European markets in 2006.
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
OUR PRODUCTS
OLUX and Luxíq Foams
     OLUX Foam is a foam formulation of clobetasol propionate, one of the most widely prescribed super high-potency topical steroids. OLUX Foam has been proven to deliver rapid and effective results for scalp dermatoses, and for scalp and non-scalp psoriasis. Luxíq Foam is a foam formulation of betamethasone valerate, a mid-potency topical steroid prescribed for the treatment of mild-to-moderate steroid-responsive scalp dermatoses such as psoriasis, eczema and seborrheic dermatitis. Topical steroids are used to treat a range of dermatoses, for which approximately 30 million steroid prescriptions are written annually. While the topical steroid market is highly fragmented, we believe OLUX Foam is the number one branded super-high potency topical steroid prescribed by U.S. physicians, and Luxíq Foam is the number one branded mid-potency topical steroid by retail sales and the third most commonly prescribed mid-potency topical steroid by U.S. dermatologists in 2005. Net product revenues for OLUX Foam were $58.0 million in 2005, $60.7 million in 2004, and $47.5 million in 2003. Net product revenues for Luxíq Foam were $22.6 million in 2005, $23.8 million in 2004, and $18.7 million in 2003.
     We began selling OLUX Foam in November 2000 for the short-term, topical treatment of inflammatory and pruritic manifestations of moderate to severe corticosteroid-responsive scalp dermatoses. In December 2002, the FDA approved our supplemental New Drug Application, or sNDA, to market OLUX Foam for the treatment of mild to moderate non-scalp psoriasis. We have been selling Luxíq Foam commercially in the U.S. since 1999.
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
     The National Psoriasis Foundation estimates that approximately 4.5 million people in the U.S. suffer from psoriasis and that approximately one million of these individuals seek treatment. Most cases are treated with topical steroids, while the more severe cases are increasingly treated with systemic (oral or injectable) treatments. Soriatane is approved for the treatment of severe psoriasis, and has been studied in plaque, guttate, erythrodermic, palmar-plantar and pustular psoriasis. Soriatane is the only treatment approved for both initial and maintenance psoriasis therapy. It is supplied as 10 mg and 25 mg capsules. Roche received FDA approval for Soriatane in 1997 and, although its patent protection ended in 1996, there are currently no generic competitors in the marketplace and we do not expect any to enter the marketplace in 2006. Soriatane is currently the only oral retinoid indicated for psoriasis in the U.S. net product revenues for Soriatane were $69.9 million in 2005 and $53.5 million 2004.
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
     Acne can be treated topically or systemically. Evoclin Foam competes primarily in the topical antibiotic acne market, representing approximately $599 million in U.S. prescriptions during the 12 month period ended December 2005. We received FDA approval to market Evoclin Foam in October

2004 and began selling the product in December 2004 in 50g and 100g trade unit sizes. Net product revenues for Evoclin Foam were $24.8 million in 2005 and $2.8 million for the fourth quarter of 2004. Evoclin Foam is contraindicated in individuals with a history of hypersensitivity to preparations containing clindamycin or lincomycin, a history of regional enteritis or ulcerative colitis, or a history of antibiotic-associated colitis.
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
Primolux Foam
     In March and April, 2005, we commenced Phase III clinical trials to evaluate Primolux Foam, a super high-potency topical steroid, formulated with 0.05% clobetasol propionate in our proprietary emollient foam delivery vehicle, VersaFoam-EF(TM). The Primolux Foam clinical program consisted of two Phase III trials, one focusing on psoriasis and the other on atopic dermatitis. The psoriasis trial was completed with positive results in September 2005 and the atopic dermatitis trial was completed with positive results in November 2005. In both psoriasis and atopic dermatitis, Primolux Foam demonstrated significant positive results for all endpoints. We plan to submit an NDA to the FDA for Primolux Foam in the first quarter of 2006.
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
     The Extina Foam clinical program consisted of a pivotal trial and two smaller supplemental clinical studies required by the FDA. As designed, the trial results demonstrated that Extina Foam was not inferior to Nizoral(R) (ketoconazole) 2% cream as measured by the primary endpoint of ISGA. The trial was also designed to compare Extina Foam to placebo foam per the ISGA. The result, although in favor of Extina Foam, did not achieve statistical significance. On all other endpoints, statistical significance was achieved; therefore, based on our belief that the totality of the data demonstrated that Extina Foam was clinically superior to placebo foam, we submitted an NDA to the FDA in July 2003.
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
     We submitted an NDA to the FDA for Velac Gel in August 2004. The FDA accepted the NDA for filing in October 2004 with a user fee goal date of June 25, 2005. On June 10, 2005, the FDA issued a non-approvable letter for Velac Gel, citing that “a positive carcinogenicity signal was detected in a Tg.AC mouse dermal carcinogenicity study.” Nothing in our clinical trials indicated that the mouse study was predictive of human results. We have been actively engaged in discussions with the FDA about the additional steps required to obtain approval of Velac Gel, and we continue to perform development work related to the program.
Other Pipeline Formulations
     In addition to the product candidates described above, we are developing foam technology for other disease indications. As part of our development model, we strive to have four product candidates in product formulation at any given time, so we have the flexibility in determining which two to move into human clinical trials. Our most promising preclinical candidates include an emulsion foam formulation of calcipotriene, a vitamin-D analog, for treatment of psoriasis; an aqueous foam formulation for the combination of clindamycin and benzoyl peroxide in acne; and a topical formulation of acitretin (the active ingredient in Soriatane) for psoriasis. We are also exploring various product formulations for Liquipatch, which is described in more detail below under “Royalty-Bearing Products and Licensed Technology — Liquipatch.”
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
     We are a party to a number of other agreements relating to foam technology. We have licensed the technology of betamethasone valerate foam to Celltech plc in Europe, and Celltech licensed the worldwide rights to their patent on the steroid foam technology to us. In 2003, we bought the rights to the U.S. patent from Celltech. In May 2004, Celltech was acquired by UCB Pharma, or UCB, a subsidiary of UCB Group. We pay UCB royalties on all sales worldwide of foam formulations containing steroids. UCB markets its product as Bettamousse(R) (the product equivalent of Luxíq), and UCB paid us royalties for its sales under the betamethasone valerate foam license through April 2003, at which time its royalty obligation under the contract ceased. We have license agreements with Bayer (in the U.S.) and Pfizer and Mipharm (internationally) for the use of pyrethrin foam for head lice. The head lice product is marketed as RID(R) in the U.S., as Banlice(R) in Australia, and as Milice(R) in Italy. We receive royalties on sales of those products. In February 2004, we entered into an agreement to license ketoconazole foam to Mipharm in exchange for an initial fee of $90,000, plus future milestone and royalty payments. In 2004 and 2005, on a consolidated basis, we received $244,000 and $359,000, respectively, in royalties for foam-based technology.
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
     Actimmune(R). We have an agreement with InterMune, Inc. pursuant to which InterMune pays us royalties for sales of Actimmune (gamma interferon). We recorded $358,000, $330,000 and $209,000 in royalty revenue related to Actimmune sales in 2003, 2004 and 2005, respectively.
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
     Each of our products competes for a share of the existing market with numerous products that have become standard treatments recommended or prescribed by dermatologists. OLUX Foam and Luxíq Foam compete with a number of corticosteroid brands in the super-high-, high- and mid-potency categories for the treatment of inflammatory skin conditions. In addition, both OLUX Foam and Luxíq Foam compete with generic (non-branded) pharmaceuticals which claim to offer similar therapeutic benefits at a lower cost. In some cases, insurers and other third-party payors seek to encourage the use of generic products, making branded products less attractive from a cost perspective to buyers. We are not currently aware of any generic substitutes for any of our marketed products. Competing brands for OLUX Foam and Luxíq Foam include Halog(R) and Ultravate(R), marketed by Bristol-Myers Squibb Company; Elocon(R) and Diprolene(R), marketed by Schering-Plough Corporation; Locoid(R), marketed by Ferndale Labs; Temovate(R) and Cutivate(R), which are marketed by GlaxoSmithKline; DermaSmoothe FS(R), marketed by Hill Dermaceuticals; Capex(TM) and Clobex(TM), marketed by Galderma; Vanos(TM), marketed by Medicis Pharmaceutical Corporation; and Psorcon(R), marketed by Dermik Laboratories, Inc. Soriatane competes with three systemic biologic drugs for the treatment of severe psoriasis: Enbrel(R), marketed by Amgen and Wyeth Pharmaceuticals; Raptiva(TM), marketed by

Genentech, Inc., and Amevive(TM), marketed by Biogen/ IDEC. Evoclin Foam competes primarily in the topical antibiotic acne market. Competition in this market includes generic and branded clindamycin and erythromycin, including branded products Clindagel marketed by Galderma S.A., Cleocin-T marketed by Pfizer, Inc., and Clindets marketed by Stiefel Laboratories, Inc. Generic and branded combinations of clindamycin and benzoyl peroxide, such as Benzaclin marketed by Dermik and Duac marketed by Stiefel, and erythromycin and benzoyl peroxide, such as Benzamycin marketed by Dermik, also present competition for Evoclin Foam.
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
CUSTOMERS
     We sell our products directly to distributors, who in turn sell the products into the retail marketplace. Our customers include the nation’s leading wholesale pharmaceutical distributors, such as Cardinal Health, Inc., McKesson Corporation, and AmerisourceBergen Corporation. Walgreens, a national retail pharmacy chain, was also one of our customers until January 2006 when it began purchasing our products directly from a distributor. We entered into a distribution agreement with each of Cardinal Health, Inc. and McKesson Corporation in December 2004 and with AmerisourceBergen in September 2005 under which we agreed to pay a fee to each of these distributors in exchange for certain product distribution, inventory information, return goods processing, and administrative services. While these agreements provide us with inventory level reports from these distributors, we must also rely on historical prescription information to estimate future demand for our products and to estimate the amount of reserves for rebates, chargebacks, and returns. During 2005, McKesson, Cardinal, and AmerisourceBergen accounted for 36%, 34%, and 11%, respectively, of our net product revenues.
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
WAREHOUSING AND DISTRIBUTION
     All of our product distribution activities are handled by Cardinal Health Specialty Pharmaceutical Services, or SPS. SPS is a division of Cardinal Health, which was our second largest customer in 2005. For more information about our customers, see “Customers” above, and Note 3 of Notes to Consolidated Financial Statements. SPS stores and distributes products to our customers from a warehouse in Tennessee. When SPS receives a purchase order, it processes the order into a computerized distribution database. Generally, SPS ships our customers’ orders within 24 hours after their order is received. Once the order has shipped, SPS generates and mails invoices on our behalf. Any delay or interruption in the distribution process or in payment by our customers could have a material adverse effect on our business.

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
     Medicaid and State Rebate Programs. We participate in the Federal Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, as well as several state government-managed supplemental Medicaid rebate programs, which were developed to provide assistance to certain vulnerable and needy individuals and families. Under the Medicaid rebate program, we pay a rebate to each participating state and local government for our products those programs reimburse. Federal law also requires that any company that participates in the Medicaid program must extend comparable discounts to qualified purchasers under the Public Health Services, or PHS, pharmaceutical pricing program. The PHS pricing program extends discounts comparable to the Medicaid rebate to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of Medicare and Medicaid beneficiaries. For purposes of this discussion, discounts and rebates provided through these programs are considered Medicaid rebates and are included in our Medicaid rebate accrual.
     As a manufacturer currently of single source products only, the amount of the rebate for each of our products is set by law as the greater of 15.1% of the average manufacturer price of that product, or the difference between the average manufacturer price and the best price available from Connetics to any customer. The final rebate amount is adjusted upward if increases in average manufacturer price since product launch have outpaced inflation. We calculate the Medicaid rebate amount each quarter based on our submission to the U.S. Department of Health and Human Services Centers for Medicare and Medicaid Services of our current average manufacturer price and best price for each of our products. Although we accrue a liability for Medicaid rebates at the time we record the sale, the actual Medicaid rebates related to that sale are typically not billed to us for up to one year after sale, when the prescription covered by that program is filled. In determining the appropriate accrual amount we consider the then-current Medicaid rebate laws and interpretations; the historical and estimated future percentage of our products that are sold to Medicaid recipients by pharmacies, hospitals, and other retailers that buy from our customers; our product pricing and current rebate and/or discount contracts (which can impact “best price”); and the levels of inventory in the distribution channel.
     We also make our products available to authorized users of the Federal Supply Schedule of the General Services Administration under a Federal Supply Schedule contract negotiated by the Department of Veterans Affairs. The Veterans Health Care Act of 1992, or VHCA, establishes a price cap, known as the “federal ceiling price” for sales of covered drugs to the Veterans Administration, the Department of Defense, the Coast Guard, and the PHS. Specifically, Connetics’ sales to these federal groups are discounted by a minimum of 24% off the average manufacturer price charged to non-federal customers. We use our computation of the average price to non-federal customers to establish the Federal Supply Schedule price for these four purchasers. The government maintains the right to audit the accuracy of our computations. Among the remedies available to the government for failure to accurately calculate Federal Supply Schedule pricing and the average manufacturer price charged to non-federal customers is recoupment of any overpayments made by Federal Supply Schedule purchasers as a result of errors in computations that affect the Federal Supply Schedule price.
     In 2004, the Department of Defense, or DOD, took the position that the Federal Supply Schedule discounted price extends to retail pharmacy transactions through the DOD’s TRICARE Retail Pharmacy Program. Pharmaceutical manufacturers and trade organizations have challenged the government’s ability to unilaterally extend federal discount pricing to coverage for military personnel and their dependents who are not treated at military facilities, and litigation on the matter is currently pending in the U.S. Court of Appeals for the Federal Circuit. Beginning in 2005, Connetics has accrued for potential liability under the TRICARE program. However, to accurately calculate the rebate for TRICARE beneficiaries, we would need specific information on the amount of retail pharmacy sales to TRICARE beneficiaries, and those sales would also need to be backed out of calculations for Medicaid rebates and non-Federal average manufacturer price. Although we are using our best estimates at this time, if the resolution of the pending litigation favors extension of federal discounts to retail sales to TRICARE beneficiaries, our reserve amount is likely to change.

     The Medicaid rebate statute and the VHCA also provide that, in addition to penalties that may apply under other federal statutes, civil monetary penalties may be assessed for knowingly providing false information in connection with the pricing and reporting requirements under these laws. Up to $100,000 may be assessed for each item of false information. We have provided additional information about the risks associated with participation in the Medicaid and similar programs, under “Risk Factors — Our sales depend on payment and reimbursement from third party payors, and if they reduce or refuse payment or reimbursement, the use and sales of our products will suffer, we may not increase our market share, and our revenues and profitability will suffer” and “— The growth of managed care organizations and other third-party reimbursement policies may have an adverse effect on our pricing policies and our margins” below.
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
AVAILABLE INFORMATION
     We file electronically with the Securities and Exchange Commission our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website on the World Wide Web at http://www.connetics.com, by contacting our Investor Relations Department by calling 650-843-2800, or by sending an e-mail message to ir@connetics.com. As discussed elsewhere in this Report, the previously issued financial statements for the five years ended December 31, 2005 should no longer be relied upon.
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
     Thomas Wiggans has served as Chairman of the Board and Chief Executive Officer of Connetics since January 2006. From July 1994 to December 2005, Mr. Wiggans served as Chief Executive Officer and a director of Connetics. Mr. Wiggans also served as President from July 1994 to February 2005. From February 1992 to April 1994, Mr. Wiggans served as President and Chief Operating Officer of CytoTherapeutics, a biotechnology company. From 1980 to February 1992, Mr. Wiggans served in various positions at Ares-Serono Group, a pharmaceutical company, including President of its U.S. pharmaceutical operations and Managing Director of its U.K. pharmaceutical operations. From 1976 to 1980 he held various sales and marketing positions with Eli Lilly & Co., a pharmaceutical company. He is currently a director of the Biotechnology Industry Organization (BIO), and the Chairman of the Biotechnology Institute, a non-profit educational organization. He also serves on the Board of Overseers of the Hoover Institution at Stanford University, and the Board of Trustees of the University of Kansas Endowment Association. Mr. Wiggans also serves as a director of Tercica and Onyx Pharmaceuticals, Inc. Mr. Wiggans received his B.S. in Pharmacy from the University of Kansas and his M.B.A. from Southern Methodist University.
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
     Product sales will continue to constitute a significant portion of our total net revenues for the foreseeable future. Accordingly, any decrease in our product sales would harm our business and cause our financial results to be below expectations. Although we sell our products to wholesalers, our sales are essentially driven by the prescription demand for each product. All of our products are subject to potential generic competition. Any of our products could be rendered obsolete or uneconomical by competitive changes, including generic competition. Product sales could also be adversely affected by other factors, including:
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
We are subject to an SEC investigation and face an increased risk of litigation in connection with errors identified in our financial statements and related restatement.
     We were notified in April 2006 that we are being investigated by the SEC to determine whether the Company, its employees, officers, directors, or others related to the Company may have violated Federal securities laws. Since that time we have received requests for information and documents from the SEC. The SEC investigation has required us to devote substantial time and resources to gather documents and respond to questions. Depending on the length, scope, and results of the SEC investigation or any litigation, we could experience an adverse impact in our business, results of operations, financial position and cash flows.
     Our management and our Board of Directors, in consultation with Ernst & Young LLP, our independent registered public accounting firm, have concluded that our consolidated financial statements for the five years ended December 31, 2005, including the interim periods contained in those financial statements, should no longer be relied upon because of errors related to the accounting for accruals of estimated rebates and chargebacks and accruals for returns of our products. We restated our consolidated financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005, which appear elsewhere in this Annual Report on Form 10-K/A. This Annual Report on Form 10-K/A also includes the restatement of the selected financial data as of and for the each of the five years in the period ended December 31, 2005, as well as the restatement of interim results of operations for each of the two years in the period ended December 31, 2005. As a result, the SEC may choose to begin a separate investigation or expand its current investigation, or we may be subject to litigation that could require significant human and financial resources which could otherwise be devoted to the operation of our business. Depending on the outcome of the SEC investigation (described above), or if we become a party to litigation, we could be required to pay damages or penalties or have other remedies imposed upon us. In addition, we could become the target of costly securities litigation related to these or other matters in the future.
Our decision to reduce wholesale inventory will decrease our product revenue, and may increase our exposure to holding excess and/or obsolete inventory.
     In order to facilitate improved management of wholesale inventory levels of all of our products, at the end of 2005 we announced our intention to reduce wholesale inventory levels of our products. The rate at which we continue to reduce inventory is subject to many variables, however, including estimates of the amounts currently in inventory at each wholesaler and predictions of end-user prescription demand for our products. We anticipate that the net sales of our products will be adversely affected as we continue to reduce wholesale inventory levels.
     In addition, by shipping less product than we originally anticipated we increase the risk that the inventory we carry that is available for sale may not be sold. We also have minimum production obligations with DPT, and may be required to pay fees to DPT if we do not order as much product as projected.
We face additional risks and costs if our actions taken to remediate material weaknesses in our internal control over financial reporting are insufficient or if we fail to maintain all of the controls necessary for continued compliance. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.
     Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, this restatement relates to our conclusion that our financial statements for the year ended December 31, 2005 should no longer be relied upon due to errors in the accounting for accruals of estimated rebates and chargebacks on and returns of our products.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of each year-end. Management has concluded that our internal control over financial reporting was not effective as of December 31, 2005 and that it did not provide reasonable assurance regarding the reliability of our financial reporting or the preparation of our financial statements in accordance with U.S. GAAP. In addition to the material weaknesses that we identified in connection with this restatement, we may identify additional control deficiencies which individually or in the aggregate could constitute an additional material weakness. Furthermore, while we have taken steps designed to remediate the material weaknesses that we have identified, these steps may not be adequate to fully remediate those weaknesses, and additional measures may be required.
     Our management has identified the steps necessary to address the material weaknesses described in Item 9A, and we are in the process of remediating the material weaknesses. We believe that these corrective actions, taken as a whole, have mitigated the control deficiencies with respect to our preparation of this Report and that these measures have been effective to ensure that information required to be disclosed in this Report has been recorded, processed, summarized and reported correctly.
     If we fail to implement and maintain the improvements in the controls over our financial reporting, or difficulties encountered in the implementation of these improvements in our controls, could cause us to fail to meet our reporting obligations. If we fail to improve our internal controls to address these identified weaknesses could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.
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
     Fiscal year 2004 was our first year of operating profitability. Our accumulated deficit was $88.1 million at December 31, 2005 and $114.2 million at December 31, 2004. We may incur additional losses in the future. If we are unable to sustain profitability during any quarterly or annual period, our stock price may decline.
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
     The patents and applications in which we have an interest may be challenged as to their validity or enforceability. Challenges may result in potentially significant harm to our business. On October 20, 2005, we filed a patent infringement lawsuit against Agis Industries (1983) Ltd., which has since been renamed Perrigo Israel, a wholly owned subsidiary of Perrigo Company, in response to Agis’s submission to the FDA of an abbreviated new drug application, or ANDA, for a generic version of clobetasol propionate foam, 0.05%. We market this drug product under the brand name OLUX(R) (clobetasol propionate) Foam 0.05%. Our lawsuit, filed in the U.S. District Court for the District of New Jersey, seeks, among other things, a finding that Agis’s proposed generic drug infringes our patent covering corticosteroids delivered in foam, and requests that any approval of the Agis ANDA not be declared effective until after this patent expires on March 2, 2016.
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
     In addition, in the European Union, companies are required to permit cross-border sales. This allows buyers in countries where government-approved prices for our products are relatively high to purchase products legally from countries where they must be sold at lower prices. Such cross-border sales could adversely affect our royalty revenues.
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
Risks Related to Our Convertible Senior Notes
We have made significant payments to Holders of the 2003 Notes in consideration for the consent of the Holders of the 2003 Notes to certain amendments and waivers of such Notes and will be obligated to make related tax payments.

     In May 2003, we issued $90 million principal amount of convertible senior notes which are due in 2008 (the “2003 Notes”). We have amended the terms of the 2003 Notes to provide the Company with additional time to comply with the indenture’s reporting requirements, if needed, and holders of the 2003 Notes have waived existing defaults under the indenture’s reporting requirements. In consideration for this amendment and waiver, we paid the consenting holders of the 2003 Notes an aggregate of $1.35 million at the time of the amendment. Also, the amendments to the 2003 Notes are deemed an “exchange” of securities for tax purposes and, as a result, we will recognize cancellation of indebtedness income for federal income tax purposes in the amount of approximately $9 million in 2006. The consent payments and the additional tax payment as a result of the amendments to the 2003 Notes will reduce our cash and working capital.
Our reported earnings per share may be more volatile because of the conversion provisions of our 2003 Notes or the exercise of outstanding stock options.
     The holders of the 2003 Notes may convert the Notes into shares of our common stock at any time before the Notes mature, at a conversion rate of 46.705 shares per $1,000 principal amount of notes, subject to adjustment in certain circumstances. At December 31, 2005 we had approximately 20 million shares reserved for issuance upon exercise of outstanding stock options, sales through our Employee Stock Purchase Plan, and conversion of the Notes. If any Note holders convert the 2003 Notes, or if our option holders exercise their options, our basic earnings per share would be expected to decrease because underlying shares would be included in the basic earnings per share calculation.
Our current and future indebtedness and debt service obligations may adversely affect our cash flow.
     We pay interest on the 2003 Notes at a rate of 2.25% per year. In both 2004 and 2005, we recorded $2.0 million in interest on the 2003 Notes. Assuming none of the 2003 Notes are redeemed or converted, we will record interest on the 2003 Notes in the amounts of $2.0 million per year from 2006 through 2007, and $0.8 million for 2008. The 2003 Notes mature on May 30, 2008. In March 2005, we issued $200 million principal amount of convertible senior notes which are due in 2015 (the “2005 Notes”) (collectively, the 2003 Notes and the 2005 Notes may be referred to as “the Notes”). On September 30, 2005, we began paying interest on the 2005 Notes at a rate of 2.00% per year. Through December 31, 2005, we recorded interest on the notes in the amount of $3.1 million. Assuming none of these notes are redeemed or converted, we will record interest on the 2005 Notes in the amount of $4.0 million for years 2006 through 2009, and $1 million for 2010. Commencing March 30, 2010, we may be required to make additional interest payments under certain circumstances. In addition, since May 31, 2006, the 2005 Notes have accrued additional interest at a rate or 0.5% per annum as a result of our failure to maintain an effective registration statement for such notes. Such additional interest shall continue to accrue until such time as a registration statement is effective and available with respect to the 2005 Notes.
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
Orders for our products may decrease depending on the inventory levels held by our major customers. Significant changes in orders from our major customers could cause our operating results to vary significantly from quarter to quarter.
     Retail availability of our products is greatly affected by the inventory levels our customers hold. We monitor wholesaler inventory of our products using a combination of methods, including information provided by the customers as well as tracking prescriptions filled at the pharmacy level to determine amounts the wholesalers have sold to their customers. Pursuant to our distribution service agreements with Cardinal, McKesson and AmerisourceBergen, we receive inventory level reports, but until December 2005 the reports we received contained inaccuracies and inconsistencies that made them unreliable. Based on reporting in December 2005, we concluded that our product inventory at those wholesalers was higher than previously estimated. For other wholesalers that do not provide us with inventory level reports, our estimates may differ significantly from actual inventory levels. Significant differences between actual and estimated inventory levels or reporting inaccuracies from the wholesalers may result in excessive inventory production, excess product available at the retail level, and unexpected increases or decreases in orders from our major customers. These changes may cause our net revenues to fluctuate significantly from quarter to quarter, and in some cases may cause our operating results for a particular quarter to be below our expectations or projections. If our financial results are below expectations for a particular period, the market price of our securities may drop significantly. See also “Risk Factors Related to Our Business – Our decision to reduce wholesale inventory could decrease our product revenue.”
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
     Our customers include the nation’s leading wholesale pharmaceutical distributors, such as Cardinal Health, Inc., McKesson, Corporation, and AmerisourceBergen Corporation. During 2005, McKesson, Cardinal, AmerisourceBergen accounted for 36%, 34%, and 11%, respectively, of our net product revenues. The distribution network for pharmaceutical products is subject to increasing consolidation, and a few large wholesale distributors control a significant share of the market. In addition, the number of independent drug stores and small chains has decreased as retail consolidation has occurred. Further consolidation among, or any financial difficulties of, distributors or retailers could result in the combination or elimination of warehouses, which may result in reductions in purchases of our products, returns of our products, or cause a reduction in the inventory levels of distributors and retailers, any of which could have a material adverse impact on our business. If we lose any of these customer accounts, or if our relationship with them were to deteriorate, our business could also be materially and adversely affected.

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
     To the extent that patients buy our products through a managed care group with which we have a contract, our average selling price is lower than it would be for a non-contracted managed care group. We maintain accruals for the estimated amounts of rebates we will pay to managed care organizations each quarter , including for rebates incurred and uninvoiced and for future rebates on units at in the distribution channel at period end. Any increase in returns and any increased usage of our products through Medicaid or managed care programs will affect the amount of rebates that we owe.
Our continued growth depends on our ability to develop new products, and if we are unable to develop new products, our expenses may exceed our net revenues without any return on the investment.
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
Risks Related to Our Stock
Our common stock may be delisted from the NASDAQ Global Market which may reduce the price of our common stock and the levels of liquidity available to our stockholders and cause confusion among investors.
     In May 2006 we received a notice of possible delisting from NASDAQ Global Market because we were late in filing our required Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 due to the need to reconsider our accounting treatment for rebate accruals and chargeback accruals and the restatement of our consolidated financial statements. We presented our plan of compliance to NASDAQ at a hearing on June 29, 2006 and requested an extension to come into compliance until August 30, 2006. If our request for an extension is granted and we fail to file our Annual Report on Form 10-K/A and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 by that date, or any other date designated by the NASDAQ Global Market, our common stock could be delisted from the NASDAQ Global Market. If our common stock is delisted, it could reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the delisting of our common stock could materially adversely affect our access to the capital markets, and any limitation on liquidity or reduction in the price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Delisting from the NASDAQ Global Market could also result in other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

Our stock price is volatile and the value of your investment could decline in value.
     The market prices for securities of specialty pharmaceutical companies like ours have been and are likely to continue to be highly volatile. As a result, investors in these companies often buy at very high prices only to see the price drop substantially a short time later, resulting in an extreme drop in value in the holdings of these investors. Factors such as announcements of fluctuations in our or our competitors’ operating results, changes in our prospects and general market conditions for pharmaceutical biotechnology stocks could have a significant impact on the future trading prices of our common stock and the Notes. In particular, the trading price of the common stock of many pharmaceutical and biotechnology companies, including us, has experienced extreme price and volume fluctuations, which have at times been unrelated to the operating performance of the companies whose stocks were affected. Some of the factors that may cause volatility in the price of our securities include:
•	the restatement of our financial statements for the five years ended December 31, 2005 as further discussed in this Annual Report on Form 10-K/A, and the related delayed filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006,

•	our pending SEC investigation,

•	quarterly variations in results,

•	any decision by NASDAQ Global Market to delist our common stock,

•	the results of our solicitation of waivers from our Noteholders,

•	the timing of new product introductions,

•	clinical trial results and regulatory developments,

•	competition, including both branded and generic,

•	business and product market cycles,

•	fluctuations in customer requirements,

•	the availability and utilization of manufacturing capacity,

•	the timing and amounts of royalties paid to us by third parties, and

•	issues with the safety or effectiveness of our products.
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

     The following table sets forth the high and low closing sale prices of our common stock on the NASDAQ Global Market for 2005 and 2004:

Period	High	Low
2005	$28.99	$12.00
2004	$29.92	$17.69
Item 1B. Unresolved Staff Comments
     On June 2, 2006, we received a letter from the staff of the SEC’s Division of Corporation Finance, notifying us that they had reviewed our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2005 and requesting that we provide the SEC with additional information. One of the comments in the SEC’s letter suggests we could enhance our disclosure regarding product returns, rebates and chargebacks and, accordingly, relates to the same matters that are the subject of the restatement of our financial statements for the five years ended December 31, 2005.
     On June 20, 2006, we provided the SEC with the supplemental analyses and information requested by the SEC staff. As of the date of the filing of this Annual Report on Form 10-K/A, the staff continues to review our responses and, therefore, these comments remain unresolved.

PART II
Item 6. Selected Financial Data
     This selected financial data should be read in conjunction with our Consolidated Financial Statements and the related Notes to Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K/A, and with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Report.
     As announced in our Current Report on Form 8-K filed on May 3, 2006, after we filed our Original 10-K, we concluded that our previously filed consolidated financial statements should no longer be relied upon due to errors in the accounting for accruals for estimated rebates and chargebacks for our products. Because we were already examining revenue reserves in prior years, management decided to apply the same resources to evaluate how we estimate accruals for returns of our products. As a result of our evaluation, we determined that our methodology for estimating future product returns had contained errors and resulted in an understatement of our returns accruals. We also recorded certain other immaterial adjustments associated with the revenue reserve adjustments. Note 2 of Notes to the Consolidated Financial Statements details the adjustments made to historical data as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005.
     The consolidated statement of operations data set forth below for each of the three years in the period ended December 31, 2005, and the consolidated balance sheet data as of December 31, 2005 and 2004 are derived from the audited financial statements appearing elsewhere in this Annual Report on Form 10-K/A. The statement of operations data for the years ended December 31, 2002 and 2001, and the balance sheet data as of December 31, 2003, 2002 and 2001, are derived from unaudited financial statements not included in this Annual Report on Form 10-K/A.

Connetics Corporation
Selected Consolidated Financial Data (in thousands, except per share amounts)

	Years Ended December 31,
				2002	2001
	2005	2004	2003	(Restated)	(Restated)
	(Restated)	(Restated)	(Restated)	(7)	(7)
Consolidated Statements of Operations Data:
Net revenues:
Product	$175,417	$140,922	$66,439	$46,295	$30,310
Royalty and contract(1)	952	2,296	8,725	5,190	3,141

Total net revenues	176,369	143,218	75,164	51,485	33,451
Operating costs and expenses:
Cost of product revenues (excluding amortization of acquired product rights)	16,292	12,623	5,053	4,190	3,123
Amortization of intangible assets(2)	13,598	11,471	819	805	1,048
Research and development	31,915	21,539	30,109	25,821	19,156
Selling, general and administrative	97,566	73,206	41,781	36,819	35,014
In-process research and development and milestone payments(3)	1,000	3,500	—	4,350	1,080
Loss on program termination(4)	—	—	—	312	1,142

Total operating costs and expenses	160,371	122,339	77,762	72,297	60,563
Income (loss) from operations	15,998	20,879	(2,598)	(20,812)	(27,112)
Gain on sale of investment	—	—	—	2,086	122
Gain on sale of Ridaura product line(5)	—	—	—	—	8,002
Interest and other income (expense), net	201	(1,475)	(426)	1,039	1,978

Income (loss) before income taxes	16,199	19,404	(3,024)	(17,687)	(17,010)
Income tax provision (benefit)	(9,922)	1,469	1,133	181	345

Net income (loss)	$26,121	$17,935	$(4,157)	$(17,868)	$(17,355)

Net income (loss) per share:
Basic	$0.75	$0.51	$(0.13)	$(0.58)	$(0.58)

Diluted	$0.70	$0.48	$(0.13)	$(0.58)	$(0.58)

Shares used to compute basic and diluted net income (loss) per share:
Basic	35,039	35,036	31,559	30,757	29,861
Diluted(6)	41,335	37,443	31,559	30,757	29,861

(1)	In the second quarter of 2003, we received a one-time royalty payment from S.C. Johnson in the amount of $2.9 million in connection with our aerosol spray technology.

(2)	In March 2004, we acquired exclusive U.S. rights to Soriatane, resulting in an intangible asset that is being amortized over 10 years. Amortization charges for the Soriatane rights were $12.8 million in 2005 and $10.6 million in 2004.

(3)	In May 2002, we entered into an agreement with Astellas Pharma Europe B.V. (formerly Yamanouchi Europe, B.V.) to license Velac(R) Gel. In connection with this agreement we paid Astellas an initial $2.0 million licensing fee in the second quarter of 2002 and recorded another $2.0 million in the fourth quarter of 2002 when we initiated the Phase III trial for Velac Gel. In the third quarter of 2004, we recorded an additional milestone payment of $3.5 million upon filing an NDA with the FDA. In December 2005, we paid $1.0 million to Astellas in exchange for worldwide rights to Velac Gel.

(4)	In 2001, we recorded a net charge of $1.1 million representing costs accrued in connection with a reduction in workforce and the wind down of development contracts related to our discontinued Relaxin program.

(5)	In April 2001, we sold our rights to our product Ridaura for $9.0 million in cash plus a royalty on annual sales in excess of $4.0 million through March 2006. We recognized a gain of $8.0 million in connection with this transaction.

(6)	We compute diluted net income (loss) per share using the weighted average of all potential shares of common stock outstanding during the period. We also include stock options and convertible debt if they are dilutive in the calculation of diluted net income (loss) per share. As part of the dilutive calculation we excluded interest expense related to the $90 million convertible debt, net of tax effect from net income, to arrive at adjusted net income for purposes of computing diluted net income for the year ended December 31, 2005. See Note 3 Net Income (Loss) Per Share in the Notes to Consolidated Financial Statements contained in this Report for the calculations for the years ended December 31, 2005, 2004 and 2003. The years ended December 31, 2002 and 2001 do not have dilutive securities or interest expense related to convertible debt.

(7)	The restatement for 2002 decreased net revenues by $1.3 million to $46.3 million, increased net loss by $1.3 million to $17.9 million, and increased basic and diluted net loss per share by $0.04 to $0.58. The restatement for 2001 decreased net revenues by $0.6 million to $30.3 million, increased net loss by $0.6 million to $17.4 million, and increased basic and diluted net loss per share by $0.02 to $0.58.

			2003	2002	2001
	2005	2004	(Restated)	(Restated)	(Restated)
	(Restated)	(Restated)	(1)	(1)	(1)
Consolidated Balance Sheet Data:
Cash, cash equivalents, marketable securities and restricted cash	$275,155	$76,346	$114,966	$33,788	$48,476
Working capital (2)	245,564	68,153	110,299	23,294	43,413
Total assets (2)	457,489	263,297	150,744	61,383	72,983
Convertible senior notes	290,000	90,000	90,000	—	—
Total stockholders’ equity	99,917	124,892	43,806	42,852	60,741

(1)	As of December 31, 2003, the restatement reduced working capital by $1.9 million to $110.3 million, and reduced total stockholders’ equity by $1.9 million to $43.8 million. As of December 31, 2002, the restatement reduced working capital by $1.9 million to $23.3 million, increased total assets by $1.8 million to $61.4 million, and reduced total stockholders’ equity by $1.9 million to $42.9 million. As of December 31, 2001, the restatement reduced working capital by $0.6 million to $43.4 million, increased total assets by $0.7 million to $73.0 million, and reduced total stockholders’ equity by $0.6 million to $60.7 million.

(2)	On the consolidated balance sheets, accruals for product returns and chargeback accruals that were previously netted against accounts receivable have been reclassified to product-related accruals.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements contained elsewhere in filed with this Annual Report on Form 10-K/A. Except as discussed above, we have not modified or updated disclosures presented in the original Annual Report on Form 10-K, filed on March 13, 2006, other than as required to reflect the effects of the restatement. As such, this Annual Report on Form 10-K/A does not reflect events that occurred after we filed our original Annual Report on Form 10-K and does not modify or update those disclosures affected by subsequent events, except as specifically referenced in the disclosures. We have made no changes to information not affected by the restatement, and therefore we have omitted all such unchanged information that reflects the disclosures made at the time of the original filing of the Annual Report on Form 10-K.
     As announced in our Current Report on Form 8-K filed on May 3, 2006, after we filed our Original 10-K, we concluded that our previously filed consolidated financial statements should no longer be relied upon due to errors in the accounting for accruals for estimated rebates and chargebacks for our products. Because we were already examining revenue reserves in prior years, management decided to apply the same resources to evaluate how we estimate accruals for returns of our products. As a result of our evaluation, we determined that our methodology for estimating future product returns had contained errors and resulted in an understatement of our returns accruals. We also recorded certain other immaterial adjustments associated with the revenue reserve adjustments. Note 2 of Notes to the Consolidated Financial Statements details the adjustments made to historical data as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005.
Revenue Reserves
     Rebates are contractual discounts offered to government programs and private health plans that are eligible for such discounts at the time prescriptions are dispensed, subject to various conditions. Chargebacks represent discounts that our wholesale customers charge us for the difference between the then-current retail price and the lower price they are paid by certain government entities who are entitled to discounts under contracts with us. We record provisions for rebates and chargebacks by estimating these liabilities as products are sold, based on factors such as timing and terms of plans under contract, time to process rebates, product pricing, sales volumes, amount of inventory in the distribution channel, and prescription trends. As part of our procedures to prepare for the closing of the first quarter of 2006 financial statements, during March and April 2006, we revised our accounting process for estimating revenue-related reserves, including rebates and chargebacks. As part of this process, we determined that our rebate and chargeback accruals had not been adequately capturing the full liability associated with the amount of product inventory in the distribution channel. We concluded that the impact of the revised methodology required us to restate our financial statements.
     Our revised rebate and chargeback methodology is intended to fully capture our liability for (1) incurred-but-uninvoiced rebates and unprocessed chargebacks, and (2) future rebate and chargebacks associated with product inventory held in the distribution channel at period end, as required by U.S. generally accepted accounting principles. Our revised methodology also addresses factors such as anticipated price increases on our products and estimated future usage of our products by Medicaid programs and managed care organizations.
     We have also determined that our prior methodology for estimating future product returns contained errors and resulted in an understatement of our returns accrual. Previously, we estimated the return rate based on our cumulative historical return experience with related units shipped since initial sale and other relevant qualitative factors. For two of our products, OLUX and Luxíq, we applied the estimated return rate to the units in the distribution channel at period end, which was a smaller population than all units with potential risk of return. For our other two products, Soriatane and Evoclin, we calculated the value of the estimated units to be returned using the original sales price without taking into account price increases which were implemented between the date of sale through the period of the accrual. We permit wholesalers to return expired or expiring product for a credit at the then-current sales price less 5%, so the initial sales price may not fully capture our liability for future returns. As a result of our evaluation, we determined that our accruals for product returns had been understated. Our revised methodology estimates the return rate on the most recent three years’ data, resulting in an estimated rate that is more responsive to current return trends. We assess the risk of return on a production lot basis and apply our estimated return rate to the units at risk for return.
Immaterial Adjustments
     In addition, because we have restated for these items, we have recorded certain immaterial adjustments as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005.
Impact of Restatement
     As a result of our analysis of rebate and chargeback accruals and accruals for returns of our products, we have restated our consolidated financial statements for each of the five years in the period ended December 31, 2005 The increased accrual for estimated rebates and chargebacks had the cumulative effect of decreasing net product revenues by $7.4 million through December 31, 2005; the increased accrual for estimated returns had the cumulative effect of decreasing net product revenues by $3.7 million through December 31, 2005. The table below sets forth the income statement impact of the increased accrual for estimated rebates and chargebacks and accruals for product returns for each of the five years in the period ended December 31, 2005 (in thousands):

	Rebates and
Year ended December 31,	Chargebacks	Returns	Total
2001	$250	$363	$613
2002	431	847	1,278
2003	(431)	598	167
2004	221	916	1,137
2005	6,964	931	7,895

Total	$7,435	$3,655	$11,090

     The following three tables set forth the effect of all adjustments on the Consolidated Statements of Operations for each of the three years in the period ended December 31, 2005.

	Year Ended December 31, 2005
		Revenue
	As Previously	Reserve	Other	As
	Reported	Adjustments	Adjustments	Restated
Net revenues:
Product (a)	$183,312	$(7,895)	$—	$175,417
Royalty and contract	952	—	—	952

Total net revenues	184,264	(7,895)	—	176,369
Operating costs and expenses	160,367	—	4	160,371

Income from operations	23,897	(7,895)	(4)	15,998
Interest and other income, net	201	—	—	201

Income before income taxes	24,098	(7,895)	(4)	16,199
Income tax benefit (b)	(9,860)	—	(62)	(9,922)

Net income	$33,958	$(7,895)	$58	$26,121

Net income per share:
Basic	$0.97			$0.75

Diluted	$0.89			$0.70

Shares used to compute basic and diluted net income per share:
Basic	35,039			35,039
Diluted	41,335			41,335

(a)	Net product revenues — The adjustment of $7.9 million represents an increase in our revenue reserves of $7.0 million to capture additional liability for rebates and chargebacks and $931,000 to capture additional liability for product returns.

(b)	Income tax provision (benefit) – The adjustment of $62,000 represents the tax effect of the adjustments.

	Year Ended December 31, 2004
		Revenue
	As Previously	Reserve	Other	As
	Reported	Adjustments	Adjustments	Restated
Net revenues:
Product (a)	$142,059	$(1,137)	$—	$140,922
Royalty and contract	2,296	—	—	2,296

Total net revenues	144,355	(1,137)		143,218
Operating costs and expenses	122,372	—	(33)	122,339

Income from operations	21,983	(1,137)	33	20,879
Interest and other expense, net	(1,475)	—	—	(1,475)

Income before income taxes	20,508	(1,137)	33	19,404
Income tax provision (b)	1,493	—	(24)	1,469

Net income	$19,015	$(1,137)	$57	$17,935

Net income per share:
Basic	$0.54			$0.51

Diluted	$0.51			$0.48

Shares used to compute basic and diluted net income per share:
Basic	35,036			35,036
Diluted	37,443			37,443

(a)	Net product revenues — The adjustment of $1.1 million represents an increase in our revenue reserves of $221,000 to capture additional liability for rebates and chargebacks and $916,000 to capture additional liability for product returns.

(b)	Income tax provision (benefit) – The adjustment of $24,000 represents the tax effect of the adjustments.

	Year Ended December 31, 2003
	As	Revenue
	Previously	Reserve	Other	As
	Reported	Adjustments	Adjustments	Restated
Net revenues:
Product (a)	$66,606	$(167)	$—	$66,439
Royalty and contract	8,725	—	—	8,725

Total net revenues	75,331	(167)		75,164
Operating costs and expenses	77,838	—	(76)	77,762

Loss from operations	(2,507)	(167)	76	(2,598)
Interest and other expense, net	(426)	—	—	(426)

Loss before income taxes	(2,933)	(167)	76	(3,024)
Income tax provision (b)	1,167	—	(34)	1,133

Net loss	$(4,100)	$(167)	$110	$(4,157)

Net loss per share:
Basic	$(0.13)			$(0.13)

Diluted	$(0.13)			$(0.13)

Shares used to compute basic and diluted net loss per share:
Basic	31,559			31,559

Diluted	31,559			31,559

(a)	Net product revenues — The adjustment of $167,000 represents a decrease of $431,000 in our revenue reserves for rebates and chargebacks, partially offset by an increase in our revenue reserves of $598,000 to capture additional liability for product returns.

(b)	Income tax provision – The adjustment of $34,000 represents the tax effect of the adjustments.
     The following table sets forth the effect of the restatement on significant changes in estimates affecting revenue previously reported in the year ended December 31, 2005 (in millions):

	As Previously
Significant Revenue Adjustment,	Reported	Adjustment	As Restated
Soriatane Medicaid reduction	$3.4	$(2.4)	$1.0
Soriatane return reduction	3.6	—	3.6

Total Soriatane reserve reduction	7.0	(2.4)	4.6
Evoclin Medicaid reduction	1.0	(0.1)	0.9
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
     The projects in our research and development pipeline in 2005 included Desilux(TM) (desonide) Foam, 0.05%, a low-potency topical steroid formulated to treat atopic dermatitis, Extina(R) (ketoconazole) Foam, 2%, a potential new treatment for seborrheic dermatitis, Primolux(TM) (clobetasol propionate) Foam, 0.05%, a super high-potency topical steroid to treat atopic dermatitis and psoriasis, and Velac(R) Gel for the treatment of acne, as well as other programs in the preclinical development stage.
     We sell product directly to wholesale distributors, who in turn sell the products into the retail marketplace. Walgreens, a national retail pharmacy chain, was also one of our customers until January 2006 when it began purchasing our products directly from a distributor. Consistent with pharmaceutical industry patterns, approximately 91% of our gross product revenues in 2005 were derived from five major customers.
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
     In 2005 we completed our second full year of operating profitability. Our total net revenues increased by 23% to $176.4 million and we generated net income of $26.1 million or $0.70 per diluted share.
Certain Events in 2005 and Recent Developments
     Financing Matters.
     In March 2005, we completed a private placement of convertible senior notes maturing March 30, 2015 in the principal amount of $200 million (the “2005 Notes”). We received net cash proceeds of approximately $158 million after expenses and net of approximately $35 million used to repurchase our common stock. The 2005 Notes are convertible into cash and, under specified circumstances, shares of common stock at an initial conversion price of approximately $35.46 per share. We are using the net proceeds from the sale of the notes for general corporate purposes, including potential future product or company acquisitions, capital expenditures and working capital. See Note 18.
     In October 2005, our Board of Directors authorized the repurchase of up to $50 million of our common stock. As of December 31, 2005, we repurchased 1.8 million shares of our common stock at a cost of $24.4 million. Subsequent to December 31, 2005 and through the date of our Original 10-K, we had repurchased 143,000 shares of our common stock at a cost of $2.2 million.

     In November 2005, we approved the acceleration of vesting for “out-of-the-money” unvested incentive and non-qualified stock options previously awarded to employees and outside directors with option exercise prices greater than $18.00, effective as of November 7, 2005. This action was taken to reduce the impact of future compensation expense that we would otherwise be required to recognized in future consolidated statements of operations pursuant to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which requires companies to measure and recognize compensation expense for all stock-based awards at fair value. SFAS 123R is applicable to us in our fiscal year beginning January 1, 2006. As a result of the acceleration, we have reduced future compensation expense by approximately $8.5 million on a pre-tax basis over fiscal years 2006, 2007 and 2008.
     Clinical Trials. In March and April 2005, we commenced Phase III clinical trials to evaluate Primolux Foam, a super high-potency topical steroid, formulated with 0.05% clobetasol propionate in our proprietary emollient foam delivery vehicle, VersaFoam-EF(TM). The Primolux Foam clinical program consisted of two Phase III trials, one focusing on psoriasis and the other on atopic dermatitis. The psoriasis trial was completed with positive results in October 2005 and the atopic dermatitis trial was completed with positive results in November 2005. In both psoriasis and atopic dermatitis Primolux Foam demonstrated significant positive results for all endpoints. We plan to submit an NDA for Primolux Foam in the first quarter of 2006.
     In June 2005, the FDA issued a non-approvable letter for Velac(R) (1% clindamycin and 0.025% tretinoin) Gel. The FDA based its decision on the fact that a “positive carcinogenicity signal was detected in a Tg.AC mouse dermal carcinogenicity study.” Nothing in our clinical trials indicated that the mouse study was predictive of human results. We have been actively engaged in discussions with the FDA about the additional steps required to obtain approval of Velac Gel, and we continue to perform development work related to the program.
     In August 2005, we announced the positive outcome of our Phase III clinical trial evaluating Desilux(TM) (desonide) Foam, 0.05%, a low-potency topical steroid formulated in our proprietary emollient foam delivery vehicle to treat atopic dermatitis. Desilux Foam is our first drug candidate seeking a pediatric label. The data from the trial demonstrated a consistently robust and highly statistically significant treatment effect for Desilux Foam compared to placebo foam on the primary trial composite endpoint evaluating improvement in the Investigator’s Static Global Assessment (ISGA), erythema and induration/papulation. In November 2005, we submitted an NDA for Desilux Foam. In January 2006, the FDA accepted the NDA for filing with a user fee goal date of September 21, 2006. We expect to receive FDA approval of Desilux Foam in September 2006.
     In September 2005, we recommenced development of Extina(R) (ketoconazole) Foam by initiating a Phase III trial intended to demonstrate that Extina Foam is superior to placebo foam. This followed a non-approvable letter we received from the FDA in November 2004. Pending positive results from this Phase III trial, we expect to submit a Class 2 Resubmission for Extina Foam to the FDA by the end of 2006.
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

          Litigation. In October 2005, we filed a patent infringement lawsuit against Agis Industries (1983) Ltd., which has since been renamed Perrigo Israel, a wholly-owned subsidiary of Perrigo Company. Our lawsuit was filed in response to Agis’ submission to the FDA of an abbreviated new drug application, or ANDA, for a generic version of clobetasol propionate foam, 0.05%. We market this drug product under the brand name OLUX(R) (clobetasol propionate) Foam 0.05%. Our lawsuit seeks, among other things, a finding that Agis’ proposed generic drug infringes our patent covering corticosteroids delivered in foam, and requests that any approval of the Agis ANDA not be declared effective until after this patent expires on March 2, 2016.
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
RESULTS OF OPERATIONS
Net Revenues
     We recognize product revenues net of allowances and accruals for estimated discounts, returns, rebates, chargebacks, and wholesaler fees. The following table summarizes our gross-to-net revenues deductions:

	Years Ended December 31,
	2005		2004		2003
	(Restated)		(Restated)		(Restated)
(Dollars in thousands)	$	% Change	$	% Change	$
Gross product revenues	$226,567	32%	$171,862	122%	$77,516
Managed care and Medicaid rebates	(24,447)	64%	(14,891)	120%	(6,775)
Cash discounts and other	(10,239)	*	(3,785)	104%	(1,856)
Product returns	(9,867)	55%	(6,360)	*	(1,746)
Chargebacks	(6,597)	12%	(5,904)	*	(700)

Net product revenues	175,417	24%	140,922	112%	66,439

*	Percentage not meaningful.

     The following table summarizes our net product and royalty and contract revenues.

	Years Ended December 31,
	2005		2004		2003
	(Restated)		(Restated)		(Restated)
(Dollars in thousands)	$	% Change	$	%Change	$
Net product revenues:
Soriatane	$69,864	31%	$53,462	100%	$—
OLUX Foam	58,009	(4%)	60,733	28%	47,540
Evoclin Foam	24,783	*	2,838	100%	—
Luxíq Foam	22,619	(5%)	23,756	27%	18,688
Other	142	7%	133	(37%)	211

Total net product revenues	175,417	24%	140,922	112%	66,439
Royalty and contract revenues:
Royalty	571	(69%)	1,839	(76%)	7,788
Contract	381	(17%)	457	(51%)	937

Total royalty and contract revenues	952	(59%)	2,296	(74%)	8,725

Total net revenues	$176,369	23%	$143,218	91%	$75,164

*	Percentage not meaningful.
     Our net product revenues increased to $175.4 million in 2005 from $140.9 million in 2004. The increase in net product revenues is primarily attributable to a full year’s sales in 2005 of Soriatane, which accounted for $16.4 million of the increase, and Evoclin Foam, which accounted for $21.9 million of the increase. The decrease in combined OLUX Foam and Luxíq Foam net revenues is primarily a result of $2.3 million in charges from the first and second quarters of 2005 for product returns discussed below. During the fourth quarter of 2005, based on having one full year of commercialization history of Evoclin Foam, we reduced Medicaid reserves by $0.9 million, which increased diluted earnings per share for the year by $0.02.
     The year to year increase in net product revenues for Soriatane reflects a $4.6 million reduction of the estimated accrual for returns of $3.6 million and a decrease in the accrual for government rebates of $1.0 million recorded from the time of acquisition through June 30, 2005. We began selling Soriatane in March 2004 after we acquired the U.S. product rights from Roche, and we recorded revenue reserves for estimated returns and government rebates based on information available to us at the time. In September and October 2005, Roche provided us with additional returns and government rebate information not previously available to us, which we used to establish the returns rate for each product size. Based on our analysis after receiving additional information from Roche, together with our own returns and rebate experience, we determined that the return rate for Soriatane 25mg capsules should be lower and the return rate for Soriatane 10mg capsules should be higher. As a result of this analysis, we decreased the returns reserve for the 25mg capsules by $4.1 million, and we increased the reserve for the 10mg capsules by $0.5 million, for a net Soriatane return accrual reversal of $3.6 million. The total $4.6 million in the reserve adjustments in the third quarter of 2005 had the combined effect of increasing our diluted earnings per share by $0.11 for the year ended December 31, 2005.
     In the first and second quarter of 2005, our wholesaler customers returned an unexpectedly high amount of expiring and expired OLUX Foam. These return levels were significantly above historical levels. Based on our analysis, we recorded charges to net product revenues of $1.3 million in the first quarter and $1.0 million in the second quarter of 2005 for expired and estimated expiring products at our customers associated with product sales recorded in prior periods. These charges in aggregate decreased our diluted earnings per share $0.05 for the year ended December 31, 2005.
     Net product revenues increased to $140.9 million in 2004 from $66.4 million in 2003. Of the 112% increase in net product revenues, 83% is attributable to the introduction of two new products in 2004, Soriatane and Evoclin Foam, 17% to the increases in prices of existing products, and 12% to increased sales volume on existing products.
     We use information from external sources to estimate our significant gross-to-net sales adjustments. Our estimates of inventory in the distribution channel are based on the projected prescription demand-based sales for our products and historical inventory experience, as well as our analysis of third-party information, including written and oral information obtained from certain wholesalers with respect to their inventory levels and sell-through to customers, third-party market research data, and our internal information. Before December 31, 2005, we estimated inventory in the distribution channel using historical shipment and return information from our accounting records and data on prescriptions filled, which we purchase from Per-Se Technologies, formerly NDC Health Corporation, one of the leading providers of prescription-based information. In April 2005, we began to receive weekly reporting of inventory on hand and sales information under the distribution service agreements from our two largest customers. We identified errors in the reported information by the wholesalers that impaired the accuracy and, as a result, usefulness of this reporting. These errors were not corrected until December 2005. In December 2005 we also began to receive weekly reporting of inventory on hand and sales information for two other customers. As a result of the improved accuracy and increased scope of our inventory reporting, we began to use the reported inventory on hand information to estimate inventory in the distribution channel as of December 31, 2005. As a result of this change, we increased our estimate of units in the distribution channel, resulting in a $3.5 million increase to our estimated product rebate accrual and chargebacks accrual. This charge decreased our diluted earnings per share by $0.08 for the year ended December 31, 2005.
     An analysis of the inventory reports furnished by our wholesalers under the distribution service agreements at the end of 2005 and estimates of levels held by other distributors indicates that, at the end of 2005, our wholesalers had approximately the following amounts of inventory (calculated as months’ supply on a weighted average basis available by product relative to prescription demand):

Product	Months on Hand
Soriatane	4.2
OLUX Foam	4.6
Evoclin Foam	4.3
Luxíq Foam	5.4
Weighted average for all products	4.6
     These numbers are higher than we believed inventory levels were up to December 2005. Accordingly we announced in December 2005 that we would begin to take steps to reduce the inventory levels at distributors, particularly our two largest wholesalers, Cardinal and McKesson. Specifically, during the fourth quarter of 2005, we shipped less to our wholesalers than our then-current estimates of prescription demand for the quarter. In addition, our annual forecast for 2006 included the assumption that we would ship less product to our wholesalers than our then-current estimates of prescription demand for the year.
     Because shipments to our wholesalers in 2006 will be below levels indicated by prescription demand, our net product revenues reported in our quarterly and annual financial statements will be lower than the actual prescription demand levels for our products would suggest. We anticipate that these actions may result in lower levels of accounts receivable due to the reductions in shipments, slower increases or potential decreases in returns and chargeback accruals and accruals for rebates reserves on our balance sheet, and potential write-offs of excess finished goods inventory balances, all of which could affect our liquidity. Any future changes in prescription demand will impact the amount of inventory reductions necessary to achieve desired levels of inventory in the distribution channel. We believe that our reduction of inventory levels in the distribution channel is consistent with improved wholesaler reporting, improved distribution logistics under centralized warehousing offerings from our two largest wholesalers, and the relative maturity of most of our products.

     Royalty and Contract Revenues
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

	Years Ended December 31,
	2005		2004		2003
		As a % of Net		As a % of Net		As a % of Net
		Product		Product		Product
(Dollars in thousands)	$	Revenues	$	Revenues	$	Revenues
Cost of product revenues (excluding amortization of acquired product rights)	$16,292	9%	$12,623	9%	$5,053	8%
     Our cost of product revenues increased to $16.3 million in 2005 from $12.6 million in 2004. The increase included $4.8 million due to increased number of units sold primarily related to Evoclin and Soriatane, partially offset by a decrease of $1.3 million incurred for royalty payments.
     Cost of product revenues increased to $12.6 million in 2004 from $5.1 million in 2003. The increase included $2.4 million due to increased number of units sold costs, $4.1 million due to increased royalty payments resulting primarily from royalties paid on Soriatane sales to a U.S.-based distributor that exports branded pharmaceutical products to select international markets, and $1.1 million as a result of the allocation of costs previously categorized as research and development.
     Before January 1, 2004, inventory and cost of goods sold only captured third party product manufacturing costs, depreciation on Connetics-owned equipment at our third-party manufacturers, product freight and distribution costs from SPS, and royalties. Effective January 1, 2004, we began including certain manufacturing support and quality assurance costs in the cost of finished goods inventory and samples inventory that we had previously classified as research and development expense. Those activities include overseeing third party manufacturing, process development, quality assurance and quality control activities. We have determined that the effect of this change in accounting would not have had a material impact on our financial statements in any prior quarterly or annual period. For the year ended December 31, 2004, we allocated $4.6 million of costs which in previous years would have been included in research and development, or R&D, expense as follows: (1) $1.1 million to cost of goods sold; (2) $1.0 million to selling expense; (3) $2.1 million to the value of commercial inventory; and (4) $324,000 to the value of samples inventory.
     In 2006, we expect the cost of product revenues as a percentage of revenue to trend marginally higher due to an increased proportion of sales coming from products with higher royalty rates.
Amortization of Intangible Assets
     We amortize certain identifiable intangible assets, primarily product rights, over the estimated life of the asset.

	Years Ended December 31,
	2005		2004		2003
(Dollars in thousands)	$	% Change	$	% Change	$
Amortization of intangible assets	$13,598	19%	$11,471	*	$819

*	Percentage not meaningful.
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
     In 2006 we expect amortization to increase by $2.3 million because we will be amortizing identified intangibles recorded from the acquisition of the pediatric sales force from PediaMed in February 2006.
Research and Development
     R&D expenses include costs of personnel to support our research and development activities, costs of preclinical studies, costs of conducting our clinical trials (such as clinical investigator fees, monitoring costs, data management and drug supply costs), external research programs and an allocation of facilities costs.

	Years Ended December 31,
	2005		2004		2003
(Dollars in thousands)	$	% Change	$	% Change	$
Research and development expenses	$31,915	48%	$21,539	(29)%	$30,109
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

     The decrease in expenses in 2004 compared to 2003 is primarily due to the timing and completion of pivotal trials for Extina Foam, Evoclin Foam, and Velac Gel in 2003, as well as the allocation of research and development expenses as noted above. This decrease was partially offset by $514,000 related to our decision to write off the Extina Foam finished goods inventory in late 2004 following receipt of a non-approvable letter from the FDA related to Extina in November 2004.
     Our R&D expenses, including the $4.1 million and $4.6 million allocated to other accounts in 2005 and 2004, primarily consisted of:

	Years Ended December 31,
(In millions) Category	2005	2004	2003
Preclinical and clinical research in the development of new dermatology products	$14.7	$6.4	$13.0
Optimization of manufacturing and process development for existing dermatology products	5.0	2.7	2.8
Quality assurance and quality control in the maintenance and enhancement of existing dermatology products	4.0	4.9	5.2
Manufacturing, process development and optimization of dermatology products under development	3.7	3.6	2.1
Regulatory review of new and existing dermatology products	4.1	2.7	1.6
Basic research and formulation of new dermatology products	1.6	1.6	1.3
Quality assurance and quality control in the development of new dermatology products	1.5	1.8	2.0
     The following table sets forth the status of, and costs attributable to, our product candidates currently in clinical trials as well as other current R&D programs. The actual timing of completion of phases of research could differ materially from the estimates provided in the table.

Accumulated Program-
		Estimated	Related
		Completion of	Research and
	Phase of	Phase III	Development
Description	Development	Clinical Trials	Expenses through 2005
Desilux(TM) (desonide), VersaFoam-EF, 0.05%	NDA filed	Completed	$7.8 million
Primolux (clobetasol propionate) VersaFoam-EF, 0.05%	Data Analysis	Completed	$6.0 million
Extina(R) (ketoconazole) VersaFoam, 2%	Phase III	August 2006	$2.4 million
Preclinical research and development for multiple dermatological indications	Preclinical	N/A	$3.2 million
     In general, we expect R&D expenses to remain relatively consistent in 2006 due to research and clinical trial activity similar to 2005. Consistent with our 4:2:1 development model, we have a minimum of four product candidates in product formulation, at least two in late-stage clinical trials and we expect to launch one new product commercially in 2006. Pharmaceutical products that we develop internally can take several years to research, develop and bring to market in the U.S. We cannot reliably estimate the overall completion dates or total costs to complete our major R&D programs. The clinical development portion of these programs can span several years and any estimation of completion dates or costs to complete would be highly speculative and subjective due to the numerous risks and uncertainties associated with developing pharmaceutical products. For additional discussion of the risks and uncertainties associated with completing development of potential products, see “Risk Factors — We cannot sell our current products and product candidates if we do not obtain and maintain governmental approvals,” “— We may spend a significant amount of money to obtain FDA and other regulatory approvals, which may never be granted,” “— Failure to obtain such regulatory approvals could adversely affect our prospects for future revenue growth.” We rely on third parties to conduct clinical trials for our product candidates, and those third parties may not perform satisfactorily,” “ —If those third parties do not perform satisfactorily, it may significantly delay commercialization of our products, increase expenditures and negatively affect our prospects for future revenue growth” and “— Our continued growth depends on our ability to develop new products, and if we are unable to develop new products, our expenses may exceed our revenues without any return on the investment.”

Selling, General and Administrative Expenses
     Selling, general and administrative expenses include expenses and costs associated with finance, legal, insurance, marketing, sales, and other administrative matters.

	Years Ended December 31,
	2005		2004		2003
(Dollars in thousands)	$	% Change	$	% Change	$
Selling, general and administrative expenses	$97,566	33%	$73,206	75%	$41,781
     Selling, general and administrative expenses increased to $97.6 million in 2005 from $73.2 million in 2004. The increase was primarily due to:
•	increased direct and indirect promotional capabilities ($7.8 million),

•	increased marketing and sales activities such as advertising, tradeshows and conventions ($5.7 million),

•	increased expenses related to market research and product sampling ($4.6 million),

•	increased labor and benefit expenses, primarily due to increased headcount in the marketing, general and administrative departments ($2.3 million), and

•	increased outside legal, audit and tax expenses ($1.0 million).
     Selling, general and administrative expenses increased to $73.2 million in 2004 from $41.8 million in 2003. The increase was primarily due to:
•	increased direct and indirect promotional capabilities ($11.0 million),

•	increased marketing and sales activities such as advertising, tradeshows and conventions ($4.1 million),
•	increased labor and benefit expenses, primarily due to increased headcount in the marketing, general and administrative departments ($2.4 million),

•	increased outside legal, audit and tax expenses ($1.9 million),

•	increased expenses related to product sampling ($1.8 million), and

•	increased business insurance costs ($1.1 million).
     We expect selling, general and administrative expenses to increase in 2006 primarily due to the acquisition of the pediatric sales force from PediaMed, increased legal fees related to the patent infringement lawsuit with Agis Industries (1983) Ltd., and launch costs of new products.

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

	Years Ended December 31,
	2005		2004		2003
(Dollars in thousands)	$	% Change	$	% Change	$
In-process research and development and milestone payments	$1,000	(71)%	$3,500	*	—

*	Percentage not meaningful.
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
     Interest Income. Interest income increased to $7.0 million in 2005 from $1.2 million in 2004. We had higher interest income in 2005 because we had higher average cash and investment balances in connection with the cash proceeds related to the $200 million convertible senior notes issued in March 2005, as well as increased interest rates on investments. Interest income increased to $1.2 million in 2004 from $972,000 in 2003. The increase in 2004 was due to interest earned on larger cash investment balances in connection with cash we received from a private placement of common stock in February 2004 and the issuance of $90.0 million in convertible senior notes in May 2003.
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

Provision for (Benefit from) Income Taxes

	Years Ended December 31,
	2005		2004		2003
(Dollars in thousands)	$	% Change	$	% Change	$
Income tax provision (benefit)	$(9,922)	*	$1,469	30%	$1,133

*	Percentage not meaningful.
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
     The income tax provision increased to $1.5 million in 2004 from $1.1 million in 2003 primarily due to an increase for U.S. federal tax of $1.0 million, resulting mostly from the effect of the alternative minimum tax in 2004, and $0.3 million for various U.S. states, partially offset by a reduction for foreign taxes of $0.9 million. The amounts reported above for U.S. federal tax in 2004 and 2003 include U.S. withholding taxes paid on foreign earnings; the foreign taxes are net of the foreign tax credit claimed in Australia in 2004 and 2003 for the U.S. withholding tax. We did not use all of the foreign tax credits in 2005 or 2004 and will carry them forward to 2006.
     Prior to 2004, we recorded an income tax provision primarily based on the foreign operations of our subsidiary in Australia, while experiencing losses for our U.S. operations. As a result, we had federal net operating loss carryforwards of approximately $66.1 million and California net operating loss carryforwards of approximately $7.0 million. The deferred tax asset resulting from the operating loss carryforwards is partially offset by a valuation allowance based on our estimate of future profitability.
     Our effective tax rate and related tax provisions may increase significantly in the future after our net operating loss and other carryforwards have been exhausted. For a more complete description of our income tax position, refer to Note 12 of Notes to Consolidated Financial Statements elsewhere in this Report.
LIQUIDITY AND CAPITAL RESOURCES

	December 31,
	2005		2004
(Dollars in thousands)	$	% Change	$
Cash, cash equivalents and marketable securities	$271,096	275%	$72,383
Sources and Uses of Cash.
     Cash, cash equivalents and marketable securities totaled $271.1 million at December 31, 2005, up from $72.4 million at December 31, 2004. The increase of $198.7 million was primarily due to receipt of net cash proceeds of $193.1 million from the issuance of convertible senior notes, partially offset by a $35.0 million repurchase of our common stock. We also generated $61.9 million from operating activities, primarily driven by net income of $26.1 million, adjusted for $13.6 million of amortization of intangible assets.
     Working capital at December 31, 2005 was $245.6 million compared to $68.2 million at December 31, 2004. Significant changes in working capital during 2005 (in addition to the changes identified above for cash, cash equivalents and marketable securities) can be summarized as follows, representing a $1.3 million increase in current assets and a $20.6 million increase in liabilities:

Fluctuation in Current Assets	Explanation
$17.3 million decrease — gross accounts receivable	Decrease is primarily a result of a lower level of the fourth quarter’s shipments occurring in December 2005 as compared to December 2004. Specifically, December 2005 shipments represented only 16% of gross revenues for the fourth quarter of 2005, whereas December 2004 shipments accounted for 48% of gross revenues for the fourth quarter of 2004.

$16.2 million increase — prepaid expenses and other current assets	Includes a recorded tax asset of approximately $9.9 million; increases are primarily a result of growth in our business and related expenses.

$2.4 million increase — inventory	Increase is related to an increase in our business activity.

Increases in Liabilities	Explanation
$13.8 million increase — product-related accruals	Product-related accruals increased as a function of our increased product revenues. Other increases are a result of the increase in our business activity.

$4.0 million increase — accounts payable	Increase is related to an increase in our business activity and timing of payments made.

$2.8 million increase — other accrued liabilities	Increase is related to an increase in our business activity and timing of payments made.
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

Contractual Obligations and Commercial Commitments
     As of December 31, 2005, we had the following contractual obligations and commitments:

	Payments Due by Period
		Less			More
		Than			Than
(In millions) Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Long-Term Debt Obligations(1)	$311.9	$6.0	$100.9	$5.0	$200.0
Operating Lease Obligations(2)	18.8	3.8	5.0	3.2	6.8
Purchase Obligations(3)(4)	27.4	21.3	3.0	1.7	1.4

Total Contractual Cash Obligations	$358.1	$31.1	$108.9	$9.9	$208.2

(1)	Long-Term Debt Obligations refer to the convertible senior notes that we issued in 2003 and 2005. The 2005 Notes bear interest at a rate of 2.00% per annum for the initial five year period, which is payable in arrears on March 30 and September 30 of each year until March 30, 2010. We made the first interest payment on September 30, 2005. For the remaining five-year period commencing on March 30, 2010, we will pay contingent interest for six-month periods if the average trading price of a note is above a specified level for a specified period prior to the six-month period. No contingent interest is included in the table above. In addition, beginning on March 30, 2010, the original principal amount will be increased at a rate that provides holders with an aggregate annual yield to maturity of 2.00%. The amounts reflected above include annual interest payments of approximately $4 million per year through 2009 and $1 million for interest in 2010 assuming that the notes are redeemed or converted before maturity. No contingent interest or accretion is included in the table above as the debt is callable by the Company in 2010.

The 2003 Notes bear interest at a rate of 2.25% per annum, which is payable semi-annually in arrears on May 30 and November 30 of each year, beginning November 30, 2003. The 2003 Notes are convertible at any time at the option of note holders into shares of our common stock at a conversion rate of 46.705 shares for each $1,000 principal amount of notes, subject to adjustment in certain circumstances, which is equivalent to a conversion price of approximately $21.41 per share. The amounts reflected above include annual interest payments of approximately $2 million per year, assuming that the notes are not redeemed or converted before maturity.

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

(4)	In connection with our manufacturing and supply agreements with our three suppliers, KIK, DPT and Roche, we may incur penalties related to cancellation of purchase orders, including paying an amount equal to the entire cancelled purchase order. We did not incur any penalties related to the cancellation of purchase orders for KIK, DPT or Roche for the years ended December 31, 2005, 2004 and 2003, respectively. We had approximately $19.0 million in outstanding open purchase orders to our suppliers at December 31, 2005 and the entire amount is included in the table in the “Less Than 1 Year” column.
     We believe our existing cash, cash equivalents and marketable securities, cash generated from product sales and collaborative arrangements with corporate partners, will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the foreseeable future. As of December 31, 2005, the outstanding indebtedness under the 2003 Notes and the 2005 Notes was $290.0 million. If we want to take action on business development opportunities we may identify in the future, we may need to use some of our available cash, or raise additional cash by liquidating some of our investment portfolio and/or raising additional funds through equity or debt financings.
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
SUBSEQUENT EVENTS
PediaMed Sales Organization Acquisition
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
Notices of Default and Consent Solicitation
     We violated the reporting covenant under the indentures governing the 2003 Notes and the 2005 Notes as a result of our failure to file of our Form 10-Q for the quarter ended March 31, 2006 by the required deadline. As a consequence of these violations, the holders of the 2003 Notes and 2005 Notes had the right to accelerate the maturity of such Notes if they or the trustee provided us with notice of the default and we were unable to cure the default within 60 days after that notice. The holders of the Notes notified us of the defaults, and we were required to cure the default by July 25, 2006 in the case of the 2005 Notes, and by July 29, 2006 in the case of the 2003 Notes. If we file this Annual Report on Form 10-K/A and our Quarterly Report on Form 10-Q for the first quarter of 2006 with the SEC by July 25, 2006, we will have cured the default under the Notes. See Note 18 of Notes to the Consolidated Financial Statements for a discussion of the consequences of failure to cure the defaults.

RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 123R, which requires companies to measure and recognize compensation expense for all stock-based awards at fair value. Stock-based awards include grants of employee stock options. SFAS 123R replaces Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” or SFAS 123, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires companies to recognize all stock-based awards to employees and to reflect those awards in the financial statements based on the fair values of the awards effective for all annual periods beginning after June 15, 2005. We are required to adopt SFAS 123R in our fiscal year beginning January 1, 2006. Beginning in 2006, therefore, the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative for reporting stock-based awards in our financial statements. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based awards, the amortization method for compensation cost, and the transition method to be used at date of adoption. The transition methods permit companies to adopt the model retroactively or prospectively. The modified prospective method would require that we record compensation expense for all unvested stock options and restricted stock at the beginning of the year we adopt of SFAS 123R. Under the modified retroactive method, we would be permitted to restate prior periods either as of the beginning of the year of adoption or for all periods presented, and we would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We have decided to adopt SFAS 123R using the modified prospective method, and we have utilized the Black-Scholes valuation model to estimate the fair value of future compensation expense. We expect the adoption of SFAS 123R to result in compensation expense that will reduce diluted net income per share by approximately $0.18 per share for 2006. However, uncertainties in our stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine how closely our estimates will approximate the stock-based compensation expense that we will incur in future periods.
     In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes,” and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. We adopted SFAS 154 on January 1, 2006 and complied with this standard in this Annual Report on Form 10-K/A filing.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. These accounting principles require us to make certain estimates and assumptions that affect the amounts we report in our financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates related to sales allowances, discounts, returns, rebates, chargebacks and other pricing adjustments, depreciation and amortization, and tax-related matters. We base our estimates on historical experience and various other factors related to each circumstance. Actual results could differ from those estimates depending on the outcome of future events, although we believe that the estimates and assumptions upon which we rely are reasonable based upon information available to us at the time they are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.
     Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. Our significant accounting policies are described in Note 3 to the Consolidated Financial Statements included in this Report. We believe the following critical accounting policies affect our most significant judgments, assumptions, and estimates used in the preparation of our consolidated financial statements and, therefore, are important in understanding our financial condition and results of operations.
Revenue Recognition
     Our revenue recognition policy is in accordance with the SEC Staff Accounting Bulletin No. 104, or SAB 104, “Revenue Recognition.” We recognize revenue for sales when substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment, with the exceptions described below. Our revenue recognition policy has a substantial impact on our reported results and relies on certain estimates that require difficult, subjective and complex judgments on the part of management.
     We recognize product revenues net of allowances and accruals for estimated returns, rebates, chargebacks and discounts. We estimate allowances and accruals based primarily on our past experience. We also consider the volume and price mix of products in the retail channel, trends in distributor inventory, economic trends that might impact patient demand for our products (including competitive environment) and other factors. In addition, in December 2005 we began to use information about products in the wholesaler channel furnished to us in connection with distribution service agreements entered into in late 2004 and 2005, in connection with our estimation of these allowances and accruals. The sensitivity of our estimates can vary by program, type of customer and geographic location. In addition, estimates associated with U.S. Medicaid and contract rebates and returns are subject to adjustments based on new and updated business factors, in part due to the time delay between the recording of the accrual and its ultimate settlement, an interval that can range up to one year for rebates and up to several years for returns. Because of this time lag, in any given quarter our estimates of returns, rebates and chargebacks recorded in prior periods may be adjusted to reflect current business factors.
     Gross-to-Net Sales Adjustments
     The following significant categories of gross-to-net sales adjustments impact our reporting: product returns, managed care rebates, Medicaid rebates, chargebacks, cash discounts, and other adjustments, all of which involve significant estimates and judgments and require us to use information from external sources. We account for these gross-to-net sales adjustments in accordance with Emerging Issues Task Force Issue No. 01-9, or EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” and Statement of Financial Accounting Standard No. 48, or FAS 48, “Revenue Recognition When Right of Return Exists,” as applicable.
     Returns
     Our product returns accrual is primarily based on estimates of future product returns over the period during which wholesalers have a right of return, which in turn is based in part on estimates of the remaining shelf life of the products. We allow wholesalers and pharmacies to return unused product stock that are within six months before and up to one year after their expiration date, for a credit at the then-current wholesale price less five percent. As a general practice, we do not ship product that has less than 15 months until its expiration date. We also authorize returns for damaged products and credits for expired products in accordance with our returned goods policy and procedures. At the time of sale, we estimate the quantity and value of goods that may ultimately be returned pursuant to these rights.
     We estimate the rate of future product returns based on our historical experience using the most recent three years’ data, the relative risk of return based on expiration date, and other qualitative factors that could impact the level of future product returns, such as competitive developments, product discontinuations and our introduction of new products. We assess the risk of return on a production lot basis and apply our estimated return rate to the units at risk for return. We monitor inventories held by our distributors, as well as prescription trends to help us assess the rate of return. In situations where we are aware of products in the distribution channel nearing their expiration date, we analyze the situation and if the analysis indicates that product returns will be larger than previously expected, we will adjust the sales return accrual in the period in which our analysis indicates the adjustment is necessary. If a product begins to face significant competition from generic products, we will give particular attention to the possible level of returns. To date, none of our products has direct generic competition.
     Returns from new products are more difficult to estimate for us to assess than returns for established products. We determine our estimates of the sales return accrual for new products primarily based on our historical product returns experience of similar products, products that have similar characteristics at various stages of their life cycle, and other available information pertinent to the intended use and marketing of the new product.
     Our actual experience and the qualitative factors that we use to determine the necessary accrual for future product returns are susceptible to change based on unforeseen events and uncertainties. We assess the trends that could affect our estimates and make changes to the accrual quarterly.
     Managed Care Rebates
     We offer rebates to key managed care and other direct and indirect customers. Several of these arrangements require the customer to achieve certain performance targets relating to value of product purchased, formulary status or pre-determined market shares relative to competitors in order to earn such rebates.

     We establish an accrual in an amount equal to our estimate of managed care rebates attributable to our sales in the period in which we record the sale as revenue. We estimate the managed care rebates accrual primarily based on the specific terms in each agreement, current contract prices, historical and estimated future usage by managed care organization, and levels of inventory in the distribution channel. We analyze the accrual at least quarterly and adjust the balance as needed.
     Medicaid Rebates
     We participate in the Federal Medicaid rebate program as well as several state government-managed supplemental Medicaid rebate programs, which were developed to provide assistance to certain vulnerable and needy individuals and families. Under the Medicaid rebate program, we pay a rebate to each participating state and local government for our products that their programs reimburse. Federal law also requires that any company that participates in the Medicaid program must extend comparable discounts to qualified purchasers under the Public Health Services, or PHS, pharmaceutical pricing program. The PHS pricing program extends discounts comparable to the Medicaid rebate to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare and Medicaid beneficiaries. For purposes of this discussion, discounts and rebates provided through these programs are considered Medicaid rebates and are included in our Medicaid rebate accrual.
     We establish an accrual in the amount equal to our estimate of Medicaid rebate claims attributable to our sales in the period in which we record the sale as revenue. Although we accrue a liability for estimated Medicaid rebates at the time we record the sale (when we ship the product), the actual Medicaid rebate related to that sale is typically not billed to us for up to one year after sale, when a prescription is filled that is covered by that program. In determining the appropriate accrual amount we consider the then-current Medicaid rebate laws and interpretations; the historical and estimated future percentage of our products that are sold to Medicaid recipients by pharmacies, hospitals, and other retailers that buy from our customers; our product pricing and current rebate and/or discount contracts; and the levels of inventory in the distribution channel. We analyze the accrual at least quarterly and adjust the balance as needed.
     Chargebacks
     We also make our products available to authorized users of the Federal Supply Schedule, or FSS, of the General Services Administration under an FSS contract negotiated by the Department of Veterans Affairs. The Veterans Health Care Act of 1992, or VHCA, establishes a price cap, known as the “federal ceiling price” for sales of covered drugs to the Veterans Administration, the Department of Defense, the Coast Guard, and the PHS. Specifically, our sales to these federal groups are discounted by a minimum of 24% off the average manufacturer price charged to non-federal customers. These groups purchase product from the wholesalers, who then charge back to Connetics the difference between the price the federal entity paid them for the product and the then-current retail price.
     We establish an accrual in the amount equal to our estimate of chargeback claims attributable to our sales in the period in which we record the sale as revenue. Although we accrue a liability for estimated chargebacks at the time we record the sale (when we ship the product), the actual chargeback related to that sale is not processed until the federal group purchases the product from the wholesaler. We estimate the rate of chargebacks based on our historical experience and changes to current contract prices.

We also consider our claim processing lag time and the level of inventory held at wholesalers. We analyze the accrual at least quarterly and adjust the balance as needed. The inventory at retail pharmacies, which represents the rest of the distribution channel, is not considered in this accrual, as the entities eligible for chargebacks buy directly from wholesalers.
     Cash Discounts
     We offer cash discounts to our customers, generally 2% of the sales price, as an incentive for prompt payment. We account for cash discounts by reducing accounts receivable by the full amount of the discounts we expect our customers to take. We consider payment performance and adjust the allowance to reflect actual experience and our current expectations about future activity.
     Other Adjustments
     In addition to the significant gross-to-net sales adjustments described above, we periodically make other sales adjustments. For example, we may offer sales discounts to our customers and discounts and coupons to patients. Beginning in November 2005, “other adjustments” also includes payments owing to distributors pursuant to distribution services agreements. We generally account for these other gross-to-net adjustments by establishing an accrual in the amount equal to our estimate of the adjustments attributable to the sale. We generally estimate the accruals for these other gross-to-net sales adjustments primarily based on the historical experience, and other relevant factors, including levels of inventory in the distribution channel, if relevant, and adjust the accruals periodically throughout the quarter to reflect the actual experience.
     Use of Information from External Sources
     We use information from external sources to estimate our significant gross-to-net sales adjustments. Our estimates of inventory in the distribution channel are based on the projected prescription demand-based sales for our products and historical inventory experience, as well as our analysis of third-party information, including written and oral information obtained from certain wholesalers with respect to their inventory levels and sell-through to customers, third-party market research data, and our internal information. The inventory information received from wholesalers is a product of their record-keeping process and excludes inventory held by intermediaries to whom they sell, such as retailers and hospitals. Prior to December 31, 2005, we estimated inventory in the distribution channel using historical shipment and return information from our accounting records and data on prescriptions filled, which we purchase from Per-Se Technologies, formerly NDC Health Corporation, one of the leading providers of prescription-based information. In April 2005, we began to receive weekly reporting of inventory on hand and sales information under the distribution service agreements from our two largest customers. We identified errors in the reported information that impaired the accuracy and, as a result, usefulness of this reporting. These errors were not corrected until December 2005. In December 2005 we also began to receive weekly reporting of inventory on hand and sales information for two other customers. As a result of the improved accuracy and increased scope of our inventory reporting, we began to use the reported inventory on hand information to estimate inventory in the distribution channel as of December 31, 2005.
     We use the information from Per-Se Technologies to project the prescription demand for our products. Our estimates are subject to inherent limitations pertaining to reliance on third-party information, as certain third-party information is itself in the form of estimates. In addition, our estimates reflect other limitations including lags between the date as of which third-party information is generated and the date on which we receive the third-party information.

     Use of Estimates in Reserves
     We believe that our allowances and accruals for items that are deducted from gross revenues are reasonable and appropriate based on current facts and circumstances. It is possible, however, that other parties applying reasonable judgment to the same facts and circumstances could develop different allowance and accrual amounts for items that are deducted from gross revenues. Additionally, changes in actual experience or changes in other qualitative factors could cause our allowances and accruals to fluctuate, particularly with newly launched or acquired products. We review the rates and amounts in our allowance and accrual estimates on a quarterly basis. If future estimated rates and amounts are significantly greater than those reflected in our recorded reserves, the resulting adjustments to those reserves would decrease our reported net revenues; conversely, if actual returns, rebates and chargebacks are significantly less than those reflected in our recorded reserves, the resulting adjustments to those reserves would increase our reported net revenues. If we changed our assumptions and estimates, our revenue reserves would change, which would impact the net revenues we report. See “Results of Operations, Revenues” for additional detail on changes in our revenue reserves and the related impact on net revenues.
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
Provision for (Benefit from) Income Taxes
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
     We recognize deferred tax assets if it is more likely than not that those deferred tax assets will be realized. Management reviews deferred tax assets periodically to evaluate whether they are recoverable, and makes estimates and judgments regarding the expected geographic sources of taxable income in order to assess whether to record a valuation allowance to reduce deferred tax assets to their estimated realizable value. During the fourth quarter of 2005, we reversed a portion of the valuation allowance on our U.S. deferred tax assets, and as a result, realized a benefit of $9.9 million. Without the release, our effective tax rate would have been less than 1% instead of the 61% benefit we reported. Factors such as our cumulative profitability in the U.S. and our projected future taxable income were the key criteria in deciding to reverse a portion of the valuation allowance. At the end of 2005, we still maintained a valuation allowance of $47.2 million against our remaining deferred tax assets. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes or benefit.
Item 8. Financial Statements and Supplementary Data
     Our consolidated financial statements and related financial information are filed as a separate section to this Report. Please refer to Item 15(a) for an Index to Consolidated Financial Statements.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure based on the definition of

“disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating its controls and procedures.
     In connection with the restatement of our financial statements, we reevaluated our disclosure controls and procedures. The evaluation was performed under the supervision and with the participation of Company management, including the CEO and the CFO, to assess the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Exchange Act). Based on that evaluation, our management, including the CEO and the CFO, concluded that Connetics’ disclosure controls and procedures were not effective as of December 31, 2005 because of material weaknesses in our internal control over financial reporting. This conclusion is different from the conclusion disclosed in our Original Form 10-K.
Management‘s Report on Internal Control Over Financial Reporting (Restated)
     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed, under the supervision of our CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
     We based our evaluation on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
     After we filed our Original Form 10-K for the year ended December 31, 2005, we identified errors in our accruals for rebates, chargebacks and returns and, as a result, restated our previously filed consolidated financial statements for the three years in the period ended December 31, 2005. We determined that these errors resulted from material weaknesses in our internal control over financial reporting related to the processes for establishing those accruals. A material weakness is defined as a significant deficiency or a combination of significant deficiencies which results in more than a remote likelihood that material misstatement of our annual or interim financial statements would not be prevented or detected by company personnel in the normal course of performing their assigned functions. The material weaknesses we identified are: (a) insufficient controls over the design of the methodology, development of the assumptions, and corroboration of the inputs used in estimating accruals for rebates, chargebacks and product returns, and (b) insufficient involvement of and communication between relevant finance and operational personnel in the estimation processes.

     Due to the material weaknesses described above, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005. This conclusion is different from the conclusion disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on March 13, 2006.
     Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears elsewhere in this Annual Report on Form 10-K/A.
Changes in Internal Control over Financial Reporting
     Except as described in this Report, there have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2005.
Remediation of Material Weaknesses
     Since March 31, 2006, we have implemented, or plan to implement, certain measures to remediate the identified material weaknesses and to enhance our internal control over financial reporting. As of the date of the filing of this Annual Report on Form 10-K/A, we have implemented the following measures:
•	we modified the methodology used to estimate accruals for rebates and chargebacks to fully capture the future liability related to product inventory in the distribution channel and other factors, including anticipated price increases for our products and estimated future usage of our products by patients enrolled in Medicaid programs and contracted managed care organizations;

•	with respect to the accrual for product returns, we revised our methodology (a) to estimate the return rate on our most recent three years’ data, resulting in an estimated rate that is more responsive to current return trends, (b) to apply the rate to production lots, (c) to consider the relevant risk of return, and (d) to take into account current price and anticipated price increases;

•	we designated an individual with significant industry experience as our Senior Revenue Manager with specific responsibility for managing our revenue-reserves estimation process, and increased the involvement of our Vice President, Finance and Administration in the estimation process; and

•	we engaged external consultants to assist us in revising our methodologies to ensure we considered all relevant factors and that the computational aspects of the models were appropriate.
     In connection with our evaluation of existing methodologies, controls, policies and procedures surrounding the revenue-reserves process, we have also concluded, after consultation with our external advisors, to implement the following remediation actions:
•	significantly increase the level of involvement and intradepartmental communication in a way that will foster improved shared information between our finance department and other departments, including, but not limited to, commercial operations, specifically personnel involved in our sales operations, managed care and manufacturing activities;

•	train all relevant finance and commercial operations personnel regarding the new revenue-reserves methodologies and the controls and procedures surrounding channel inventory and product returns;

•	develop formal policies regarding the preparation and maintenance of contemporaneous documentation supporting orders, demand forecasts, inventory, and information necessary for the calculation of revenue reserves;

•	perform periodic regular reconciliations of our inventory data with third party wholesalers’ inventory reports; and

•	hire additional finance and commercial personnel with specific, relevant industry experience to manage the more sophisticated methodologies adopted in connection with the restatement of our financial statements.
     We anticipate that these remediation actions represent ongoing improvement measures. Furthermore, while we have taken steps to remediate the material weaknesses, these steps may not be adequate to fully remediate those weaknesses, and additional measures may be required. The effectiveness of our remediation efforts will not be known until we can test those controls in connection with the management tests of internal controls we will perform as of December 31, 2006.

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Connetics Corporation
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (restated), that Connetics Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s assessment and described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Connetics Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Connetics Corporation’s internal control over financial reporting based on our audit.
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
In our report dated March 10, 2006, we expressed an unqualified opinion on management’s previous assessment that Connetics Corporation maintained effective internal control over financial reporting as of December 31, 2005 and an unqualified opinion that Connetics Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria. Management has subsequently determined that deficiencies in controls relating to the accounting for rebates and chargebacks and allowances for product returns existed as of the previous assessment date, and has further concluded that such deficiencies represented material weaknesses as of December 31, 2005. As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control over Financial Reporting, to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2005. Accordingly, our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, as expressed herein, is different from that expressed in our previous report.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment. In its assessment as of December 31, 2005, management identified material weaknesses in (i) the Company’s controls over the design of the methodology, development of the assumptions, and corroboration of the inputs used in estimating accruals for rebates, chargebacks and product returns, and (ii) insufficient involvement of and communication between relevant finance and operational personnel in the estimation processes, and, as a result, concluded the Company’s previously reported accruals for rebates, chargebacks and product returns had been understated and, accordingly, revenues were overstated. The insufficient controls resulted in the restatement of the Company’s consolidated financial statements as of December 31, 2004 and 2005, and for each of the three years in the period ended December 31, 2005. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 10, 2006, except for Note 2, the “Revenue Recognition” section of Note 3 and Note 18, as to which the date is July 24, 2006, on those financial statements (as restated).

In our opinion, management’s assessment that Connetics Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Connetics Corporation has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
/s/ Ernst & Young LLP
Palo Alto, California
March 10, 2006,
except for the effects of the material weaknesses described in the sixth paragraph above, as to which the date is July 24, 2006

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
Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to
Allowance for Doubtful	Start of	Expense/Revenue		Balance at
Accounts and Cash Discounts	Period	Net of Reversals	Utilizations	End of Period
Year ended December 31,
2005 (restated)	$708,000	$4,962,000	$(5,140,000)	$530,000
2004 (restated)	$210,000	$3,463,000	$(2,965,000)	$708,000
2003 (restated)	$212,000	$1,550,000	$(1,552,000)	$210,000
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
Date: July 24, 2006

CONNETICS CORPORATION
Form 10-K/A
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
     The following Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm are filed as part of this Report:

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Connetics Corporation
We have audited the accompanying consolidated balance sheets of Connetics Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Connetics Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the 2003, 2004 and 2005 consolidated financial statements have been restated to correct errors in determination of accruals of estimated rebates and chargebacks and allowances for product returns.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Connetics Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006, except for the effects of the material weaknesses described in the sixth paragraph of that report, as to which the date is July 24, 2006, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on, the effectiveness of internal control over financial reporting.
/s/ Ernst & Young LLP
Palo Alto, California
March 10, 2006,
except for Note 2, the “Revenue Recognition” section of Note 3 and Note 18, as to which the date is July 24, 2006

CONNETICS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2005	2004
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$29,988	$18,261
Marketable securities	241,108	54,122
Restricted cash — current	1,000	1,000
Accounts receivable, net of cash discounts and allowances of $530 in 2005 and $708 in 2004	11,100	28,191
Inventory	7,485	5,020
Prepaid expenses	8,451	7,581
Other current assets	13,487	1,963

Total current assets	312,619	116,138
Property and equipment, net	14,438	11,830
Restricted cash — long term	3,059	2,963
Debt issuance costs, deposits and other assets	12,313	3,707
Goodwill and other intangible assets, net	115,060	128,659

Total assets	$457,489	$263,297

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,609	$13,521
Accrued liabilities related to acquisition of product rights	1,867	2,710
Accrued payroll and related expenses	6,193	5,746
Product-related accruals	35,371	21,621
Accrued clinical trial costs	1,117	751
Other accrued liabilities	5,898	3,636

Total current liabilities	67,055	47,985
Convertible senior notes	290,000	90,000
Other non-current liabilities	517	420
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value:
5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,751,458 and 35,874,633 shares issued and 33,537,255 and 35,792,730 outstanding at December 31, 2005 and 2004, respectively	37	36
Treasury stock, at cost; 3,214,203 and 81,903 at December 31, 2005 and 2004, respectively	(60,447)	(1,060)
Additional paid-in capital	247,880	238,726
Deferred stock compensation	—	(13)
Accumulated deficit	(88,080)	(114,201)
Accumulated other comprehensive income	527	1,404

Total stockholders’ equity	99,917	124,892

Total liabilities and stockholders’ equity	$457,489	$263,297

See accompanying Notes to Consolidated Financial Statements.

CONNETICS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Net revenues:
Product	$175,417	$140,922	$66,439
Royalty and contract	952	2,296	8,725

Total net revenues	176,369	143,218	75,164
Operating costs and expenses:
Cost of product revenues (excluding amortization of acquired product rights)	16,292	12,623	5,053
Amortization of intangible assets	13,598	11,471	819
Research and development	31,915	21,539	30,109
Selling, general and administrative	97,566	73,206	41,781
In-process research and development and milestone payments	1,000	3,500	—

Total operating costs and expenses	160,371	122,339	77,762

Income (loss) from operations	15,998	20,879	(2,598)
Interest and other income (expense):
Interest income	6,981	1,194	972
Interest expense	(6,504)	(2,778)	(1,632)
Other income (expense), net	(276)	109	234

Income (loss) before income taxes	16,199	19,404	(3,024)
Income tax provision (benefit)	(9,922)	1,469	1,133

Net income (loss)	$26,121	$17,935	$(4,157)

Net income (loss) per share:
Basic	$0.75	$0.51	$(0.13)

Diluted	$0.70	$0.48	$(0.13)

Shares used to compute basic and diluted net income (loss) per share:
Basic	35,039	35,036	31,559
Diluted	41,335	37,443	31,559
See accompanying Notes to Consolidated Financial Statements.

CONNETICS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Number of			Additional			Accumulated	Total
	Common	Common	Treasury	Paid-In	Deferred	Accumulated	Other	Stockholders’
	Shares	Stock	Stock, at	Capital	Stock	Deficit	Comprehensive	Equity
	Outstanding	Amount	Cost	(Restated)	Compensation	(Restated)	Income	(Restated)
Balance at January 1, 2003, as originally reported	31,180	$31	$(458)	$170,227	$(48)	$(126,088)	$1,079	$44,743
Restatement (see Note 2)	—	—	—	—	—	(1,891)	—	(1,891)

Balance at January 1, 2003, as restated	31,180	31	(458)	170,227	(48)	(127,979)	1,079	42,852
Common stock issued under stock option and purchase plans	674	1	(186)	4,344	—	—	—	4,159
Exercise of warrants	31	—	—	153	—	—	—	153
Stock compensation expense	—	—	—	—	17	—	—	17
Comprehensive loss:
Net loss (Restated)	—	—	—	—	—	(4,157)	—	(4,157)
Unrealized loss on investments	—	—	—	—	—	—	(167)	(167)
Foreign currency translation adjustment	—	—	—	—	—	—	949	949

Total comprehensive loss								(3,375)

Balance at December 31, 2003	31,885	32	(644)	174,724	(31)	(132,136)	1,861	43,806
Common stock issued under stock option and purchase plans	858	1	(416)	6,763	—	—	—	6,348
Tax benefit on stock options	—	—		213	—	—	—	213
Issuance of common stock through private placement	3,000	3		56,901	—	—	—	56,904
Exercise of warrants	50	—	—	125	—	—	—	125
Stock compensation expense	—	—	—	—	18	—	—	18
Comprehensive income:
Net income (Restated)	—	—	—	—	—	17,935	—	17,935
Unrealized loss on investments	—	—	—	—	—	—	(583)	(583)
Foreign currency translation adjustment	—	—	—	—	—	—	126	126

	Number of			Additional			Accumulated	Total
	Common	Common	Treasury	Paid-in	Deferred	Accumulated	Other	Stockholders’
	Shares	Stock	Stock, at	Capital	Stock	Deficit	Comprehensive	Equity
	Outstanding	Amount	Cost	(Restated)	Compensation	(Restated)	Income	(Restated)
Total comprehensive income	—	—	—	—	—	—	—	17,478

Balance at December 31, 2004	35,793	36	(1,060)	238,726	(13)	(114,201)	1,404	124,892
Common stock issued under stock option and purchase plans	876	1	—	8,640	—	—	—	8,641
Repurchase of common stock	(3,132)	—	(59,387)	—	—	—	—	(59,387)
Tax benefit on stock options (Restated)	—	—	—	514	—		—	514
Stock compensation expense	—	—	—	—	13	—	—	13
Comprehensive income:
Net income (restated)	—	—	—	—	—	26,121	—	26,121
Unrealized loss on investments	—	—	—	—	—	—	(725)	(725)
Foreign currency translation adjustment	—	—	—	—	—	—	(152)	(152)

Total comprehensive income	—	—	—	—	—	—	—	25,244

Balance at December 31, 2005	33,537	$37	$(60,447)	$247,880	$—	$(88,080)	$527	$99,917

See accompanying Notes to Consolidated Financial Statements.

CONNETICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$26,121	$17,935	$(4,157)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,773	1,433	1,422
Amortization of intangible assets	13,598	11,471	819
Amortization of convertible senior notes issuance costs	1,271	708	430
Accruals and allowances for discounts, returns and chargebacks	(177)	499	(3)
Stock compensation expense	13	18	17
Changes in assets and liabilities:
Accounts receivable	17,279	(21,274)	(1,277)
Inventory	(2,390)	(3,631)	(493)
Prepaids and other assets	(16,157)	(4,698)	(3,304)
Accounts payable	4,020	9,806	(4,275)
Product-related accruals	13,750	14,332	3,205
Accrued and other current liabilities	2,379	2,629	(156)
Deferred revenue	345	89	(739)
Other non-current liabilities	95	404	—

Net cash provided by (used in) operating activities	61,920	29,721	(8,511)

Cash flows from investing activities:
Purchases of marketable securities	(358,030)	(62,472)	(135,352)
Sales and maturities of marketable securities	170,319	104,483	62,909
Purchases of property and equipment	(4,515)	(7,638)	(959)
Transfer from (to) restricted cash	(96)	(3,659)	420
Acquisition of patent and product rights	—	(123,529)	(200)

Net cash used in investing activities	(192,322)	(92,815)	(73,182)

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	193,085	—	86,316
Proceeds from issuance of common stock in private placement, net of issuance costs	—	56,901	—
Proceeds from issuance of common stock from the exercise of stock options and employee stock purchase plan, net of repurchases of unvested shares	8,641	6,476	4,312
Purchases of treasury stock	(59,387)	—	—

Net cash provided by financing activities	142,339	63,377	90,628

Effect of foreign currency exchange rates on cash and cash equivalents	(210)	32	387
Net change in cash and cash equivalents	11,727	315	9,322
Cash and cash equivalents at beginning of year	18,261	17,946	8,624

Cash and cash equivalents at end of year	$29,988	$18,261	$17,946

Supplementary information:
Interest paid	$4,025	$2,030	$1,028
Income taxes paid	$710	$1,061	$1,541
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
Note 1. Organization and Development of the Company
     Connetics Corporation, or Connetics, was incorporated in the State of Delaware on February 8, 1993. Connetics is a specialty pharmaceutical company focusing exclusively on the treatment of dermatological conditions. We currently market four pharmaceutical products in the United States: OLUX(R) (clobetasol propionate) Foam, 0.05%, Luxíq(R) (betamethasone valerate) Foam, 0.12%, Soriatane(R) (acitretin) capsules, and Evoclin(R) (clindamycin) Foam, 1%. We acquired exclusive U.S. rights to Soriatane effective March 4, 2004 (see Note 5). We also have several product candidates under development. Our commercial business is focused on the medical dermatology marketplace, which is characterized by a large patient population that is served by a relatively small number of treating physicians.
Note 2. Restatement
     As announced in our Current Report on Form 8-K filed on May 3, 2006, after we filed our Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 13, 2005 (“Original 10-K”), we concluded that our previously filed consolidated financial statements should no longer be relied upon due to errors in the accounting for accruals for estimated rebates and chargebacks for our products. Because we were already examining revenue reserves in prior years, management decided to apply the same resources to evaluate how we estimate accruals for returns of our products. As a result of our evaluation, we determined that our methodology for estimating future product returns had contained errors and resulted in an understatement of our returns accruals. We also recorded certain other immaterial adjustments associated with the revenue reserve adjustments. Note 2 of Notes to the Consolidated Financial Statements details the adjustments made to historical data as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005.
Revenue Reserves
     Rebates are contractual discounts offered to government programs and private health plans that are eligible for such discounts at the time prescriptions are dispensed, subject to various conditions. Chargebacks represent discounts that our wholesale customers charge us for the difference between the then-current retail price and the lower price they are paid by certain government entities based on contracts between us and those entities. We record provisions for rebates and chargebacks by estimating these liabilities as products are sold, based on factors such as timing and terms of plans under contract, time to process rebates, product pricing, sales volumes, amount of inventory in the distribution channel, and prescription trends. As part of our procedures to prepare for the closing of the first quarter of 2006 financial statements, during March and April 2006, we revised our accounting process for estimating revenue-related reserves, including rebates and chargebacks. As part of this process, we determined that our rebate and chargeback accruals had not been adequately capturing the full liability associated with the amount of product inventory in the distribution channel. We concluded that the impact of the revised methodology required us to restate our financial statements.
     Our revised rebate and chargeback methodology is intended to fully capture our liability for (1) incurred-but-uninvoiced rebates and unprocessed chargebacks, and (2) future rebate and chargebacks associated with product inventory held in the distribution channel at period end, as required by U.S. generally accepted accounting principles. Our revised methodology also addresses factors such as anticipated price increases on our products and estimated future usage of our products by Medicaid programs and managed care organizations.
     We have also determined that our prior methodology for estimating future product returns contained errors and resulted in an understatement of our returns accrual. Previously, we estimated the return rate based on our cumulative historical return experience with related units shipped since initial sale and other relevant qualitative factors. For two of our products, OLUX and Luxíq, we applied the estimated return rate to the units in the distribution channel at period end, which was a smaller population than all units with potential risk of return. For our other two products, Soriatane and Evoclin, we calculated the value of the estimated units to be returned using the original sales price without taking into account price increases that were implemented between the date of sale through the period of the accrual. We permit wholesalers to return expired or expiring product for a credit at the then-current sales price less 5%, so the initial sales price may not fully capture our liability for future returns. As a result of our evaluation, we determined that our accruals for product returns had been understated. Our revised methodology estimates the return rate on the most recent three years’ data, resulting in an estimated rate that is more responsive to current return trends. We assess the risk of return on a production lot basis and apply our estimated return rate to the units at risk for return.
Immaterial Adjustments
     In addition, because we have restated for these items, we have recorded certain immaterial adjustments as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005.
     The following tables reconcile our balance sheet and results of operations from the previously reported consolidated financial statements to the restated consolidated financial statements. Additionally, set forth below for each of the tables is an explanation of the restatement adjustments. The table below sets forth the effect of the adjustments on the Consolidated Balance Sheet as of December 31, 2005 (in thousands):

	December 31, 2005
		Revenue
	As Previously	Reserve	Other	As
	Reported	Adjustments	Adjustments	Restated
Accounts receivable, net of cash discounts and allowances of $530 (a)	$11,100	$—	$—	$11,100
Other current assets	301,452	—	67	301,519
Long-term assets	144,870	—	—	144,870

Total assets	457,422	—	67	457,489

Product-related accruals (a), (b), (c)	24,281	11,090	—	35,371
Other current liabilities (c)	31,851	—	(167)	31,684
Long-term liabilities	290,517	—	—	290,517

Total liabilities	346,649	11,090	(167)	357,572
Accumulated deficit	(77,215)	(11,090)	225	(88,080)
Other stockholders’ equity	187,988	—	9	187,997

Total stockholders’ equity	110,773	(11,090)	234	99,917
Total liabilities and stockholders’ equity	$457,422	$—	$67	$457,489

(a)	Accruals for product returns and chargebacks were previously netted against accounts receivable and have been reclassified to product-related accruals.

(b)	Product-related accruals — The adjustment of $11.1 million represents $7.4 million related to an increase in our rebates and chargebacks reserve and $3.7 million related to an increase in our returns reserve.
(c)	Accruals for payments due to wholesalers under distribution service agreements that were previously included as other accrued liabilities have been reclassified to product-related accruals.
     The table below sets forth the effect of the adjustments on the Consolidated Statement of Operations for the year ended December 31, 2005 (in thousands, except per share amounts):

	Year Ended December 31, 2005
		Revenue
	As Previously	Reserve	Other	As
	Reported	Adjustments	Adjustments	Restated
Net revenues:
Product (a)	$183,312	$(7,895)	$—	$175,417
Royalty and contract	952	—	—	952

Total net revenues	184,264	(7,895)	—	176,369
Operating costs and expenses	160,367	—	4	160,371

Income (loss) from operations	23,897	(7,895)	(4)	15,998
Interest and other income (expense), net	201	—	—	201

Income (loss) before income taxes	24,098	(7,895)	(4)	16,199
Income tax provision (benefit) (b)	(9,860)	—	(62)	(9,922)

Net income (loss)	$33,958	$(7,895)	$58	$26,121

Net income (loss) per share:
Basic	$0.97			$0.75

Diluted	$0.89			$0.70

Shares used to compute basic and diluted net income (loss) per share:
Basic	35,039			35,039
Diluted	41,335			41,335

(a)	Net product revenues — The adjustment of $7.9 million represents an increase in our revenue reserves of $7.0 million related to an increase in our rebates and chargebacks reserve and $931,000 related to an increase in our returns reserve.

(b)	Income tax provision (benefit) — The adjustment of $62,000 represents the tax effect of the other adjustments.

     The tables below set forth the effect of the adjustments for the four quarters in the year ended December 31, 2005:

	Three Months Ended March 31, 2005			Three Months Ended June 30, 2005
	(unaudited)			(unaudited)

	As	Revenue		As	Revenue
	Previously	Reserve	As	Previously	Reserve	As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
		(a)			(b)
Net product revenues:
Soriatane	$17,581	$(1,217)	$16,364	$18,334	$(591)	$17,743
OLUX Foam	15,792	(808)	14,984	14,033	380	14,413
Evoclin Foam	3,067	(27)	3,040	7,037	(79)	6,958
Luxíq Foam	5,654	67	5,721	5,835	389	6,224
Other	96	—	96	—	—	—

Total net product revenues	42,190	(1,985)	40,205	45,239	99	45,338
Royalty and contract revenues	181	—	181	130	—	130

Total net revenues	42,371	(1,985)	40,386	45,369	99	45,468
Operating costs and expenses	40,872	—	40,872	42,695	—	42,695

Income (loss) from operations	1,499	(1,985)	(486)	2,674	99	2,773
Interest and other income (expense), net	(353)	—	(353)	(19)	—	(19)

Income (loss) before income taxes	1,146	(1,985)	(839)	2,655	99	2,754
Income tax provision (benefit)	105	—	105	153	—	153

Net income (loss)	$1,041	$(1,985)	$(944)	$2,502	$99	$2,601

Net income (loss) per share:
Basic	$0.03		$(0.03)	$0.07		$0.07

Diluted	$0.03		$(0.03)	$0.07		$0.07

Shares used to compute basic and diluted net income (loss) per share:
Basic	35,699		35,699	34,825		34,825
Diluted	38,014		35,699	37,093		37,093

(a)	The revenue reserves adjustment for the period ended March 31, 2005 includes $665,000 for rebate and chargeback adjustments and $1.3 million for returns.

(b)	The revenue reserves adjustment for the period ended June 30, 2005 includes a decrease of $200,000 for rebate and chargeback adjustments partially offset by an increase of $101,000 for returns.

	Three Months Ended September 30, 2005				Three Months Ended December 31, 2005
	(unaudited)				(unaudited)

	As	Revenue		As	Revenue
	Previously	Reserve	As	Previously	Reserve	Other	As
	Reported	Adjustments	Restated	Reported	Adjustments	Adjustments	Restated
		(a)			(b)	(c)
Net product revenues:
Soriatane	$23,077	$(2,273)	$20,804	$13,603	$1,350	$—	$14,953
OLUX Foam	17,323	(1,444)	15,879	14,646	(1,913)	—	12,733
Evoclin Foam	7,724	(205)	7,519	6,851	415	—	7,266
Luxíq Foam	7,014	(473)	6,541	5,599	(1,466)	—	4,133
Other	45	—	45	1	—	—	1

Total net product revenues	55,183	(4,395)	50,788	40,700	(1,614)		39,086
Royalty and contract revenues	158	—	158	483	—	—	483

Total net revenues	55,341	(4,395)	50,946	41,183	(1,614)	—	39,569
Operating costs and expenses	39,666	—	39,666	37,134	—	4	37,138

Income (loss) from operations	15,675	(4,395)	11,280	4,049	(1,614)	(4)	2,431
Interest and other income (expense), net	160	—	160	413	—	—	413

Income (loss) before income taxes	15,835	(4,395)	11,440	4,462	(1,614)	(4)	2,844
Income tax provision (benefit)	470	—	470	(10,588)	—	(62)	(10,650)

Net income (loss)	$15,365	$(4,395)	$10,970	$15,050	$(1,614)	$58	$13,494

Net income (loss) per share:
Basic	$0.44		$0.31	$0.44			$0.39

Diluted	$0.39		$0.29	$0.40			$0.36

Shares used to compute basic and diluted net income (loss) per share:
Basic	35,075		35,075	34,570			34,570
Diluted	40,812		40,812	39,735			39,735

(a)	The revenue reserves adjustment for the period ended September 30, 2005 includes $3.9 million for rebate and chargeback adjustments and $496,000 for returns.

(b)	The revenue reserves adjustment for the period ended December 31, 2005 includes $2.6 million for rebate and chargeback adjustments, partially offset by a decrease of $986,000 for returns.

(c)	Income tax provision (benefit) – The adjustment of $62,000 represents the tax effect of the adjustments.
     The table below sets forth the effect of the adjustments on the balance sheet as of December 31, 2004:

	December 31, 2004
		Revenue
	As Previously	Reserve	Other	As
	Reported	Adjustments	Adjustments	Restated
Accounts receivable, net of cash discounts and allowances of $708 (a)	$28,191	$—	$—	$28,191
Other current assets	87,927	—	20	87,947
Long-term assets	147,159	—	—	147,159

Total assets	263,277	—	20	263,297

Product-related accruals (a) (b) (c)	18,426	3,195	—	21,621
Other current liabilities (c)	26,511	—	(147)	26,364
Long-term liabilities	90,420	—	—	90,420

Total liabilities	135,357	3,195	(147)	138,405
Accumulated deficit	(111,173)	(3,195)	167	(114,201)
Other stockholders’ equity	239,093	—	—	239,093

Total stockholders’ equity	127,920	(3,195)	167	124,892
Total liabilities and stockholders’ equity	$263,277	$—	$20	$263,297

(a)	Accruals for product returns and chargebacks were previously netted against accounts receivable and have been reclassified to product-related accruals.

(b)	Product-related accruals — the adjustment of $3.2 million represents $471,000 million related to an increase in our rebates and chargebacks reserves and $2.7 million related to an increase in our returns reserve.

(c)	Accruals for payments due to wholesalers under distribution service agreements that were previously included as other accrued liabilities have been reclassified to product-related accruals.
     The table below sets forth the effect of the adjustments on the Consolidated Statement of Operations for the year ended December 31, 2004:

	Year Ended December 31, 2004
		Revenue
	As Previously	Reserve	Other	As
	Reported	Adjustments	Adjustments	Restated
Net revenues:
Product (a)	$142,059	$(1,137)	$—	$140,922
Royalty and contract	2,296	—	—	2,296

Total net revenues	144,355	(1,137)	—	143,218
Operating costs and expenses	122,372	—	(33)	122,339

Income (loss) from operations	21,983	(1,137)	33	20,879
Interest and other income (expense), net	(1,475)	—	—	(1,475)

Income (loss) before income taxes	20,508	(1,137)	33	19,404
Income tax provision (benefit) (b)	1,493	—	(24)	1,469

Net income (loss)	$19,015	$(1,137)	$57	$17,935

Net income (loss) per share:
Basic	$0.54			$0.51

Diluted	$0.51			$0.48

Shares used to compute basic and diluted net income (loss) per share:
Basic	35,036			35,036

Diluted	37,443			37,443

(a)	Net product revenues — The adjustment of $1.1 million represents an increase in our revenue reserves of $221,000 related to an increase in our rebates and chargebacks reserve and $916,000 related to an increase in our returns reserve.

(b)	Income tax provision (benefit) – The adjustment of $24,000 represents the tax effect of the adjustments.

     The tables below set forth the effect of the adjustments for the four quarters in the year ended December 31, 2004:

	Three Months Ended March 31, 2004			Three Months Ended June 30, 2004
	(unaudited)			(unaudited)

		Revenue		As
	As Previously	Reserve	As	Previously	Revenue Reserve	As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
		(a)			(b)
Net product revenues:
Soriatane	$3,640	$(8)	$3,632	$17,154	$(136)	$17,018
OLUX Foam	14,370	(397)	13,973	15,223	86	15,309
Luxíq Foam	5,471	(18)	5,453	5,614	447	6,061
Other	85	—	85	8	—	8

Total net product revenues	23,566	(423)	23,143	37,999	397	38,396
Royalty and contract	1,416	—	1,416	254	—	254

Total net revenues	24,982	(423)	24,559	38,253	397	38,650
Operating costs and expenses	22,574	—	22,574	29,541	—	29,541

Income (loss) from operations	2,408	(423)	1,985	8,712	397	9,109
Interest and other income (expense), net	(292)	—	(292)	(608)	—	(608)

Income (loss) before income taxes	2,116	(423)	1,693	8,104	397	8,501
Income tax provision (benefit)	243	—	243	647	—	647

Net income (loss)	$1,873	$(423)	$1,450	$7,457	$397	$7,854

Net income (loss) per share:
Basic	$0.06		$0.04	$0.21		$0.22

Diluted	$0.05		$0.04	$0.19		$0.21

Shares used to compute basic and diluted net income (loss) per share:
Basic	33,587		33,587	35,242		35,242
Diluted	35,887		35,887	41,627		41,627

(a)	The revenue reserves adjustment for the period ended March 31, 2004 includes $203,000 for rebate and chargeback adjustments and $220,000 for returns.

(b)	The revenue reserves adjustment for the period ended June 30, 2004 includes $249,000 for returns, offset by a $646,000 decrease in our rebate and chargeback liability.

	Three Months Ended September 30, 2004			Three Months Ended December 31, 2004
	(unaudited)			(unaudited)

	As	Revenue		As	Revenue
	Previously	Reserve	As	Previously	Reserve	Other	As
	Reported	Adjustments	Restated	Reported	Adjustments	Adjustments	Restated
		(a)			(b)
Net product revenues:
Soriatane	$14,724	$130	$14,854	$18,049	$(91)	$—	$17,958
OLUX Foam	15,962	(250)	15,712	16,339	(600)	—	15,739
Evoclin Foam	—	—	—	2,883	(45)	—	2,838
Luxíq Foam	6,281	(96)	6,185	6,216	(159)	—	6,057
Other	32	—	32	8	—	—	8

Total net product revenues	36,999	(216)	36,783	43,495	(895)	—	42,600
Royalty and contract revenues	345	—	345	281	—	—	281

Total net revenues	37,344	(216)	37,128	43,776	(895)		42,881
Operating costs and expenses	33,132	—	33,132	37,125	—	(33)	37,092

Income (loss) from operations	4,212	(216)	3,996	6,651	(895)	33	5,789
Interest and other income (expense), net	(373)	—	(373)	(202)	—	—	(202)

Income (loss) before income taxes	3,839	(216)	3,623	6,449	(895)	33	5,587
Income tax provision (benefit)	144	—	144	459	—	(24)	435

Net income (loss)	$3,695	$(216)	$3,479	$5,990	$(895)	$57	$5,152

Net income (loss) per share:
Basic	$0.10		$0.10	$0.17			$0.14

Diluted	$0.10		$0.09	$0.16			$0.13

Shares used to compute basic and diluted net income (loss) per share:
Basic	35,510		35,510	35,695			35,695
Diluted	38,064		38,064	38,172			38,172

(a)	The revenue reserves adjustment for the period ended September 30, 2004 includes $197,000 for rebate and chargebacks and $19,000 for returns.

(b)	The revenue reserves adjustment for the period ended December 31, 2005 includes $467,000 for rebate and chargeback adjustments and $428,000 for returns.
     The table below sets forth the effect of the adjustments on the Consolidated Statement of Operations for the year ended December 31, 2003:

	Year Ended December 31, 2003
		Revenue
	As	Reserve	Other	As
	Previously Reported	Adjustments	Adjustments	Restated
Net revenues:
Product (a)	$66,606	$(167)	$—	$66,439
Royalty and contract	8,725	—	—	8,725

Total net revenues	75,331	(167)		75,164
Operating costs and expenses	77,838	—	(76)	77,762

Income (loss) from operations	(2,507)	(167)	76	(2,598)
Interest and other income (expense), net	(426)	—	—	(426)

Income (loss) before income taxes	(2,933)	(167)	76	(3,024)
Income tax provision (benefit) (b)	1,167	—	(34)	1,133

Net income (loss)	$(4,100)	$(167)	$110	$(4,157)

Net income (loss) per share:
Basic	$(0.13)			$(0.13)

Diluted	$(0.13)			$(0.13)

Shares used to compute basic and diluted net income (loss) per share:
Basic	31,559			31,559

Diluted	31,559			31,559

(a)	Net product revenues — The adjustment of $167,000 represents a decrease of $431,000 to related to our rebates and chargebacks reserve, partially offset by an increase in our returns reserves of $598,000 .

(b)	Income tax provision (benefit) — The adjustment of $34,000 represents the tax effect of the adjustments.
     The cumulative effect of the revenue reserve adjustments for 2002 and 2001 was a $1.9 million increase in accumulated deficit as of January 1, 2003.
Note 3. Summary of Significant Accounting Policies
Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of Connetics, as well as its subsidiaries, Connetics Holdings Pty Ltd. and Connetics Australia Pty Ltd. We have eliminated all intercompany accounts and transactions in consolidation. We reclassified certain amounts in our prior year consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows to conform to the current period presentation. On the consolidated balance sheets, (a) accruals for product returns and chargeback accruals that were previously netted against accounts receivable as of December 31, 2005 and 2004 have been reclassified to product-related accruals, (b) raw materials inventory balances that were previously included in prepaid expenses, other current assets and other assets as of December 31, 2004, have been reclassified to inventory, (c) managed care and Medicaid rebates, or product rebates, and coupon reserves were reclassified from accounts receivable allowance to product-related accruals for the year ended December 31, 2004 and (d) accruals for payments due to wholesalers under distribution service agreements that were previously included as other accrued liabilities as of December 31, 2005 and 2004 have been reclassified to product-related accruals. On the consolidated statements of cash flows, we reclassified activity in restricted cash from a financing activity to an investing activity for the years ended December 31, 2004 and 2003.
Use of Estimates
     We have prepared our consolidated financial statements in conformity with GAAP. Such preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates based upon future events.
     We evaluate our estimates on an on-going basis. In particular, we regularly evaluate estimates related to recoverability of accounts receivable and inventory, intangible assets, revenue reserves, assumed liabilities related to acquired product rights, accrued liabilities for clinical trial activities, and indirect promotional expenses. We base our estimates on historical experience and on various other specific assumptions that we believe to be reasonable under the circumstances. Those estimates and assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates depending on the outcome of future events, although we believe that the estimates and assumptions upon which we rely are reasonable based upon information available to us at the time they are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.

Revenue Recognition
     Our revenue recognition policy is in accordance with SEC Staff Accounting Bulletin No. 104, or SAB 104, “Revenue Recognition.” We recognize revenue for sales when substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment, with the exceptions described below. Our revenue recognition policy has a substantial impact on our reported results and relies on certain estimates that require difficult, subjective and complex judgments on the part of management.
     We recognize product revenues net of allowances and accruals for estimated returns, rebates, chargebacks and discounts. We estimate allowances and accruals based primarily on our past experience. We also consider the volume and price mix of products in the retail channel, trends in distributor inventory, economic trends that might impact patient demand for our products (including competitive environment) and other factors. In addition, in December 2005 we began to use information about products in the wholesaler channel furnished to us in connection with distribution service agreements entered into in late 2004 and 2005, in connection with our estimation of these allowances and accruals. The sensitivity of our estimates can vary by program, type of customer and geographic location. In addition, estimates associated with U.S. Medicaid and contract rebates and returns are subject to adjustments based on new and updated business factors, in part due to the time delay between the recording of the accrual and its ultimate settlement, an interval that can range up to one year for rebates and up to several years for returns. Because of this time lag, in any given quarter our estimates of returns, rebates and chargebacks recorded in prior periods may be adjusted to reflect current business factors.
     Gross-to-Net Sales Adjustments
     The following significant categories of gross-to-net sales adjustments impact our reporting: product returns, managed care rebates, Medicaid rebates, chargebacks, cash discounts, and other adjustments, all of which involve significant estimates and judgments and require us to use information from external sources. We account for these gross-to-net sales adjustments in accordance with Emerging Issues Task Force Issue No. 01-9, or EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” and Statement of Financial Accounting Standard No. 48, or FAS 48, “Revenue Recognition When Right of Return Exists,” as applicable.
     Returns
     Our product returns accrual is primarily based on estimates of future product returns over the period during which wholesalers have a right of return, which in turn is based in part on estimates of the remaining shelf life of the products. We allow wholesalers and pharmacies to return unused product stock that are within six months before and up to one year after their expiration date for a credit at the then-current wholesale price less five percent. As a general practice, we do not ship product that has less than 15 months until its expiration date. We also authorize returns for damaged products and credits for expired products in accordance with our returned goods policy and procedures. At the time of sale, we estimate the quantity and value of goods that may ultimately be returned pursuant to these rights.
     We estimate the rate of future product returns based on our historical experience using the most recent three years’ data, the relative risk of return based on expiration date and other qualitative factors that could impact the level of future product returns, such as estimated shelf life, competitive developments, product discontinuations and our introduction of new products. We assess the risk of return on a production lot basis and apply our estimated return rate to the units at risk for return. We monitor inventories held by our distributors as well as prescription trends to help us assess the rate of return. In situations where we are aware of products in the distribution channel nearing their expiration date, we analyze the situation and if the analysis indicates that product returns will be larger than previously expected, we will adjust the sales return accrual in the period in which our analysis indicates the adjustment is necessary. If a product begins to face significant competition from generic products, we will give particular attention to the possible level of returns. To date, none of our products has direct generic competition.
     Returns from new products are more difficult for us to estimate than returns for established products. We determine our estimates of the sales return accrual for new products primarily based on our historical product returns experience of similar products, products that have similar characteristics at various stages of their life cycle, and other available information pertinent to the intended use and marketing of the new product.
     Our actual experience and the qualitative factors that we use to determine the necessary accrual future product returns are susceptible to change based on unforeseen events and uncertainties. We assess the trends that could affect our estimate and adjust the accrual quarterly.
     Managed Care Rebates
     We offer rebates to key managed care and other direct and indirect customers. Several of these arrangements require the customer to achieve certain performance targets relating to value of product purchased, formulary status or pre-determined market shares relative to competitors in order to earn such rebates.
     We establish an accrual in an amount equal to our estimate of managed care rebates attributable to our sales in the period in which we record the sale as revenue. We estimate the managed care rebates accrual primarily based on the specific terms in each agreement, current contract prices, historical and estimated future usage by managed care organization, and levels of inventory in the distribution channel. We analyze the accrual at least quarterly and adjust the balance as needed.
     Medicaid Rebates
     We participate in the Federal Medicaid rebate program, as well as several state government-managed supplemental Medicaid rebate programs, which were developed to provide assistance to certain vulnerable and needy individuals and families. Under the Medicaid rebate program, we pay a rebate to each participating state and local government for our products that their programs reimburse. Federal law also requires that any company that participates in the Medicaid program must extend comparable discounts to qualified purchasers under the Public Health Services, or PHS, pharmaceutical pricing program. The PHS pricing program extends discounts comparable to the Medicaid rebate to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare and Medicaid beneficiaries. For purposes of this discussion, discounts and rebates provided through these programs are considered Medicaid rebates and are included in our Medicaid rebate accrual.
     We establish an accrual for Medicaid rebates in the amount equal to our estimate of Medicaid rebate claims attributable to our sales in the period in which we record the sale as revenue. Although we accrue a liability for estimated Medicaid rebates at the time we record the sale, the actual Medicaid rebate related to that sale is typically not billed to us for up to one year after sale, when a prescription is filled that is covered by that program. In determining the appropriate accrual amount we consider the then-current Medicaid rebate laws and interpretations; the historical and estimated future percentage of our products that are sold to Medicaid recipients by pharmacies, hospitals, and other retailers that buy from our customers; our product pricing and current rebate and/or discount contracts; and the levels of inventory in the distribution channel. We analyze the accrual at least quarterly and adjust the balance as needed.
     Chargebacks
     We also make our products available to authorized users of the Federal Supply Schedule, or FSS, of the General Services Administration under an FSS contract negotiated by the Department of Veterans Affairs. The Veterans Health Care Act of 1992, or VHCA, establishes a price cap, known as the “federal ceiling price” for sales of covered drugs to the Veterans Administration, the Department of Defense, the Coast Guard, and the PHS. Specifically, our sales to these federal groups are discounted by a minimum of 24% off the average manufacturer price charged to non-federal customers. These groups purchase product from the wholesalers, who then charge back to Connetics the difference between the then-current retail price and the price the federal entity paid them for the product.
     We establish an accrual equal to our estimate of chargeback claims attributable to our sales in the period in which we record the sale as revenue. Although we accrue a liability for estimated chargebacks at the time we record the sale (when we ship the product), the actual chargeback related to that sale is not processed until the federal group purchases the product from the wholesaler. We estimate the rate of chargebacks based on our historical experience and changes to current contract prices. We also consider our claim processing lag time and the level of inventory held at wholesalers. We analyze the accrual at least quarterly and adjust the balance as needed. The inventory at retail pharmacies, which represents the rest of the distribution channel, is not considered in this accrual, as the entities eligible for chargebacks buy directly from wholesalers.
     Cash Discounts
     We offer cash discounts to our customers, generally 2% of the sales price, as an incentive for prompt payment. We account for cash discounts by reducing accounts receivable by the full amount of the discounts we expect our customers to take. We consider payment performance and adjust the allowance to reflect actual experience and our current expectations about future activity.
     Other Adjustments
     In addition to the significant gross-to-net sales adjustments described above, we periodically make other sales adjustments. For example, we may offer sales discounts to our customers and discounts and coupons to patients. Beginning in November 2005, “other adjustments” also includes payments owing to distributors pursuant to distribution services agreements. We generally account for these other gross-to-net adjustments by establishing an accrual in the amount equal to our estimate of the adjustments attributable to the sale. We generally estimate the accruals for these other gross-to-net sales adjustments primarily based on our historical experience, and other relevant factors, including levels of inventory in the distribution channel and adjust the accruals periodically throughout the quarter to reflect the actual experience.
     Use of Information from External Sources
     We use information from external sources to estimate our significant gross-to-net sales adjustments. Our estimates of inventory in the distribution channel are based on the projected prescription demand-based sales for our products and historical inventory experience, as well as our analysis of third-party information, including written and oral information obtained from certain wholesalers with respect to their inventory levels and sell-through to customers, third-party market research data, and our internal information. The inventory information received from wholesalers is a product of their record-keeping process and excludes inventory held by intermediaries to whom they sell, such as retailers and hospitals. Before December 31, 2005, we estimated inventory in the distribution channel using historical shipment and return information from our accounting records and data on prescriptions filled, which we purchase from Per-Se Technologies, formerly NDC Health Corporation, one of the leading providers of prescription-based information. In April 2005, we began to receive weekly reporting of inventory on hand and sales information under the distribution service agreements from our two largest customers. We identified errors in the reported information that impaired the accuracy and, as a result, usefulness of this reporting. These errors were not corrected until December 2005. In December 2005 we also began to receive weekly reporting of inventory on hand and sales information for two other customers.
     As a result of the improved accuracy and increased scope of the reports furnished by our distributors, we began to use the reported information to estimate inventory in the distribution channel as of December 31, 2005. Based on this enhanced information, we increased our estimate of product inventory in the distribution channel, resulting in a $3.5 million increase to our estimated product rebate accrual and chargebacks accrual. This charge decreased our diluted earnings per share by $0.08 for the year ended December 31, 2005.
     We use the information from Per-Se Technologies to project the prescription demand for our products. Our estimates are subject to inherent limitations pertaining to reliance on third-party information, as certain third-party information is itself in the form of estimates. In addition, our estimates reflect other limitations including lags between the date as of which third-party information is generated and the date on which we receive the third-party information.
     Use of Estimates in Reserves
     We believe that our allowances and accruals for items that are deducted from gross revenues are reasonable and appropriate based on current facts and circumstances. It is possible, however, that other parties applying reasonable judgment to the same facts and circumstances could develop different allowance and accrual amounts for items that are deducted from gross revenues. Additionally, changes in actual experience or changes in other qualitative factors could cause our allowances and accruals to fluctuate, particularly with newly launched or acquired products. We review the rates and amounts in our allowance and accrual estimates on a quarterly basis. If future estimated rates and amounts are significantly greater than those reflected in our recorded reserves, the resulting adjustments to those reserves would decrease our reported revenues; conversely, if actual returns, rebates and chargebacks are significantly less than those reflected in our recorded reserves, the resulting adjustments to those reserves would increase our reported revenue. If we changed our assumptions and estimates, our revenue reserves would change, which would impact the net revenues we report.
     Product-Specific Revenue Recognition Matters — Evoclin
     During the fourth quarter of 2005, based on having one full year of commercialization history of Evoclin Foam, we reduced Medicaid reserves by $0.9 million, which increased diluted earnings per share for the year by $0.02.
     Product-Specific Revenue Recognition Matters — Soriatane
     The year to year increase in net product revenues for Soriatane reflects a $4.6 million reduction of the estimated accrual for returns of $3.6 million and the accrual for government rebates of $1.0 million recorded from the time of acquisition through June 30, 2005. We began selling Soriatane in March 2004 after we acquired the U.S. product rights from Roche, and we recorded revenue reserves for estimated returns and government rebates based on information available to us at the time. In September and October 2005, Roche provided us with additional returns and government rebate information not previously available to us, which we used to establish the returns rate for each product size. Based on our analysis after receiving additional information from Roche, together with our own returns and rebate experience, we determined that the return rate for Soriatane 25mg capsules should be lower and the return rate for Soriatane 10mg capsules should be higher. As a result of this analysis, we decreased the returns reserve for the 25mg capsules by $4.1 million, and we increased the reserve for the 10mg capsules by $0.5 million, for a net Soriatane reserve reversal of $3.6 million in the third quarter of 2005. These adjustments had the combined effect of increasing our diluted earnings per share by $0.11 for the year ended December 31, 2005.
     Product-Specific Revenue Recognition Matters — OLUX
     In the first and second quarter of 2005, our wholesaler customers returned an unexpectedly high amount of expiring and expired OLUX Foam. These return levels were significantly above historical levels. Based on our analysis, we recorded a charge to net product revenues of $1.3 million in the first quarter and $1.0 million in the second quarter of 2005 for expired and estimated expiring products at our customers associated with product sales recorded in prior periods. These charges in aggregate decreased our diluted earnings per share $0.05 for the year ended December 31, 2005.
     Royalty Revenues
     We collect royalties from our third-party licensees based on their sales. We recognize royalties either in the quarter in which we receive the royalty payment from the licensee or in the period in which we can reasonably estimate the royalty, which is typically one quarter following the related sale by the licensee.
     Contract Revenues
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
     We recognize deferred tax assets if it is more likely than not that those deferred tax assets will be realized. Management reviews deferred tax assets periodically to evaluate whether they are recoverable, and makes estimates and judgments regarding the expected geographic sources of taxable income in order to assess whether to record a valuation allowance to reduce deferred tax assets to their estimated realizable value. During the fourth quarter of 2005, we reversed a portion of the valuation allowance on our U.S. deferred tax assets, and as a result, realized a benefit of $9.9 million. Without the release, our effective tax rate would have been less than 1% instead of the 61% benefit we reported. Factors such as our cumulative profitability in the U.S. and our projected future taxable income were the key criteria in deciding to reverse a portion of the valuation allowance. At the end of 2005, we still maintained a valuation allowance of $47.2 million against our remaining deferred tax assets. If the estimates and assumptions used in our determination change in the future, we could be required to revise our estimates of the valuation allowances against our deferred tax assets and adjust our provisions for additional income taxes or benefit.

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

     Inventory may also include similar costs for product candidates awaiting regulatory approval to be sold upon receipt of approval. We capitalize those costs based on management’s judgment of probable near-term commercialization or alternative future uses for the inventory. If not approved, we assess the realizability of the asset based on several factors including management’s estimates of future regulatory work required, alternative uses and potential resale value. There was $0.2 million of inventory related to product candidates at December 31, 2004 and none at December 31, 2005. We have included $1.9 million in inventory and equipment costs related to Velac Gel in the debt issuance, deposits and other assets line item on our balance sheet at December 31, 2005, due to management’s judgment of the future commercialization of that product candidate.
     Before January 1, 2004, inventory and cost of goods sold only captured third party product manufacturing costs, depreciation on Connetics-owned equipment at our third-party manufacturers, product freight and distribution costs from the third party that handles all of our product distribution activities, and royalties. Effective January 1, 2004, we began including certain manufacturing support and quality assurance costs in the cost of finished goods inventory and samples inventory which had previously been classified as research and development expense. Those costs include overseeing third party manufacturing, process development, quality assurance and quality control activities. We have determined that the effect of this change in accounting would not have had a material impact on our financial statements in any prior quarterly or annual period. We allocated $3.4 million and $2.4 million of costs to inventory which in previous years would have been included in R&D expenses for the years ended December 31, 2005 and 2004, respectively.

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

	Percentage of
	Gross Product Revenues
	Years Ended December 31,
	2005	2004	2003
Customer	(restated)	(restated)	(restated)
McKesson	36%	29%	30%
Cardinal Health	34%	27%	36%
AmerisourceBergen	11%	16%	15%
Walgreens	*	*	11%

*	less than 10%

	Percentage of Outstanding
	Gross Accounts Receivable
	as of December 31,
Customer	2005	2004
U.S.-Based International Distributor	41%	*
Cardinal Health	30%	21%
McKesson	*	36%
AmerisourceBergen	*	22%
Walgreens	*	15%

*	less than 10%

Accumulated Comprehensive Income
     The components of accumulated comprehensive income are as follows:

	December 31,
	2005	2004	2003
(in thousands)	(restated)	(restated)	(restated)
Net income	$26,121	$17,935	$(4,157)
Foreign currency translation adjustment	(152)	126	949
Change in unrealized gain on securities, net of reclassification adjustments for realized gain (loss)	(725)	(583)	(167)

Comprehensive income	$25,244	$17,478	$(3,375)

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
     The calculation of basic and diluted net income (loss) per share is as follows:

	Years Ended December 31,
	2005	2004	2003
(In thousands except per share amounts):	(restated)	(restated)	(restated)
Net income (loss), as reported	$26,121	$17,935	$(4,157)

Add: interest on convertible note	2,761	—	—

Net income (loss), diluted	28,882	17,935	(4,157)

Weighted average shares outstanding; Basic common shares	35,039	35,036	31,559
Effect of dilutive options	2,093	2,383	—
Effect of dilutive warrants	—	24	—
Effect of convertible debt	4,203	—	—

Total weighted average diluted common shares	$41,335	$37,443	$31,559

Net income (loss) per share:
Basic	$0.75	$0.51	$(0.13)
Diluted	$0.70	$0.48	$(0.13)
     In calculating diluted net income (loss) per share, we excluded the following weighted-average options and convertible debt, as the effect would be anti-dilutive (in thousands):

	Years Ended December 31,
(in thousands)	2005	2004	2003
Warrants	—	—	59
Options	1,574	263	5,986
Convertible debt	—	4,203	4,203

Total	1,574	4,466	10,248

     In 2005 and subsequent years, our dilutive securities may include incremental shares issuable upon conversion of all or part of the 2005 Notes ($200 million in 2.00% convertible senior notes) currently outstanding. Since the $200 million principal amount can only be redeemed for cash, it has no impact on the diluted earnings per share calculation. The conversion feature of these notes is triggered when our common stock reaches a certain market price and, if triggered, may require us to pay a stock premium in addition to redeeming the accreted principal amount for cash. In accordance with the consensus from EITF No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” we will include the dilutive effect of the 2005 Notes in our calculation of net income per diluted share when the impact is dilutive. As of December 31, 2005, the conversion feature of these Notes was not included as the weighted average market price of our common stock did not exceed the initial conversion price of $35.46 to trigger any shares to be issuable upon conversion. Therefore, the 2005 Notes had no dilutive effect on our computation of net income per share for the year ended December 31, 2005.
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

	Years Ended December 31,
	2005	2004	2003
	(restated)	(restated)	(restated)
	(In thousands except per share
	amounts):
Net income (loss), as reported	$26,121	$17,935	$(4,157)
Add: Stock-based employee compensation expense, net of tax	13	18	17
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(20,864)	(11,355)	(9,834)

Pro forma net income (loss)	$5,270	$6,598	$(13,974)

Weighted average shares outstanding:
Basic common shares	35,039	35,036	31,559
Effect of dilutive options	2,318	2,828	—
Effect of dilutive warrants	—	24	—

Total weighted average diluted common shares	37,357	37,888	31,559

	Years Ended December 31,
	2005	2004	2003
	(restated)	(restated)	(restated)
	(In thousands except per share
	amounts):
Net income (loss) per share:
Basic — as reported	$0.75	$0.51	$(0.13)
Diluted — as reported	$0.70	$0.48	$(0.13)
Basic — pro forma	$0.15	$0.19	$(0.44)
Diluted — pro forma	$0.14	$0.17	$(0.44)
     For purposes of this analysis, we estimate the fair value of each option on the date of grant using the Black-Scholes option-pricing model. In the fourth quarter of 2005, in anticipation of adopting SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, effective January 1, 2006, we evaluated the variables used in the Black-Scholes model and adjusted our computation of expected life. In addition, lower volatility of our stock for 2005 as compared to 2004 results in a decrease in volatility for our stock option plans. The weighted average assumptions used in the model were as follows:

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
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 123R, which requires companies to measure and recognize compensation expense for all stock-based awards at fair value. Stock-based awards include grants of employee stock options. SFAS 123R replaces Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation,” or SFAS 123, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires companies to recognize all stock-based awards to employees and to reflect those awards in the financial statements based on the fair values of the awards effective for all annual periods beginning after June 15, 2005. We are required to adopt SFAS 123R in our fiscal year beginning January 1, 2006. Beginning in 2006, therefore, the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative for reporting stock-based awards in our financial statements.
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
     We have reduced the amount of stock-based compensation expense to be incurred in the future by $8.5 million due to our decision to accelerate certain unvested and “out-of-the-money” stock options in 2005 as disclosed in Note 2.
     In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, or SFAS 154. SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. We adopted SFAS 154 on January 1, 2006 and complied with this standard in this Annual Report on Form 10-K/A filing.
     In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140,” or SFAS 155, that amends Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends

SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We can not estimate the effect that adopting SFAS 155 will have on our financial position, cash flows or results of operations because SFAS 155 is effective for financial instruments acquired or issued in our fiscal year beginning January 1, 2007.
Note 4. Cash Equivalents and Marketable Securities
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
     We monitor our investment portfolio for impairment on a periodic basis in accordance with Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” If the carrying value of an investment exceeds its fair value and we determine that the decline in value is other-than-temporary, we will record an impairment charge and thus establish a new cost basis for the investment. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in the our industry; our relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. The gross unrealized losses above were caused by interest rate increases. No significant facts or circumstances have arisen to indicate that there has been any deterioration in the credit worthiness of the issuers of our securities. Based on our review of these securities, including the assessment of the duration and severity of the related unrealized losses, we have not recorded any other-than-temporary impairments on these securities.
Note 5. Soriatane Product Line Acquisition and Distribution Agreement
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
Note 6. Velac Gel
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

Note 7. Co-Promotion Agreements
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

Note 10. Convertible Senior Notes
Terms of the 2005 Notes
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
     The 2005 Notes are senior, unsecured obligations and rank equal in right of payment with all of our existing and future unsecured and unsubordinated debt. The 2005 Notes are convertible into cash or, under certain circumstances, cash and shares of our common stock. The initial conversion rate of the 2005 Notes is 28.1972 shares of common stock per each $1,000 principal amount of notes, subject to adjustment in certain circumstances, which represents a conversion price of approximately $35.46 per share. This conversion price is higher than the prices of our common stock on the dates the 2005 Notes were issued. The 2005 Notes bear interest at a rate of 2.00% per annum for the initial five year period, which is payable in arrears on March 30 and September 30 of each year until March 30, 2010. We made the first interest payment on September 30, 2005. For the remaining five-year period commencing on March 30, 2010, we will pay contingent interest for six-month periods if the average trading price of a note is above a specified level for a specified period prior to the six-month period. In addition, beginning on March 30, 2010, the original principal amount will be increased at a rate that provides holders with an aggregate annual yield to maturity of 2.00%. In addition, since May 31, 2006, the 2005 Notes have accrued additional interest at a rate or 0.5% per annum as a result of our failure to maintain an effective registration statement for such notes. Such additional interest shall continue to accrue until such time as a registration statement is effective and available with respect to the 2005 Notes. See also Note 18.
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
Terms of the 2003 Notes
     On May 28, 2003, we issued $90 million of 2.25% convertible senior notes due May 30, 2008 (the “2003 Notes”) in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act. The 2003 Notes are senior, unsecured obligations and rank equal in right of payment with any of our existing and future unsecured and unsubordinated debt. Although none of the Note holders have converted the 2003 Notes, they may convert the 2003 Notes into shares of our common stock at any time before the 2003 Notes mature, at a conversion rate of 46.705 shares per $1,000 principal amount of notes, subject to adjustment in certain circumstances, which is equivalent to a conversion price of approximately $21.41 per share of common stock. This conversion price is higher than the price of our common stock on the date the 2003 Notes were issued. The 2003 Notes bear interest at a rate of 2.25% per annum, which is payable semi-annually in arrears on May 30 and November 30 of each year, beginning November 30, 2003. As of December 31, 2005, the fair value of the 2003 Notes was approximately $82.9 million.
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
Note 11. Stockholders’ Equity
Stock Repurchase Program
     As discussed in Note 10, in March 2005 we repurchased 1.3 million shares of common stock at a cost of $35.0 million. On October 31, 2005, our Board of Directors authorized the repurchase of up $50 million of our common stock. As of December 31, 2005, we had repurchased an additional 1.8 million shares of our common stock at a cost of $24.4 million. Subsequent to December 31, 2005, we have repurchased 143,000 shares at a cost of $2.2 million.

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

		Outstanding Options
			Weighted
	Shares		Average
	Available for	Number of	Exercise
	Grant	Shares	Price
Balance, December 31, 2002	739,191	4,883,966	$7.72

Additional shares authorized	1,937,016	—	—
Options granted	(1,759,888)	1,759,888	14.20
Options exercised	—	(554,274)	5.69
Options canceled	102,260	(103,323)	9.97

Balance, December 31, 2003	1,018,579	5,986,257	$9.77

Additional shares authorized	958,501	—	—
Options granted	(1,777,968)	1,777,968	19.98
Options exercised	—	(753,346)	6.83
Options canceled	172,970	(172,970)	14.01

Balance, December 31, 2004	372,082	6,837,909	$12.64

Additional shares authorized	1,675,356	—	—
Options granted	(1,730,887)	1,730,887	22.05
Options exercised	—	(713,747)	8.93
Options canceled	474,797	(474,797)	18.90

Balance, December 31, 2005	791,348	7,380,252	$14.80

Exercisable, December 31, 2003		3,330,208	$7.64
Exercisable, December 31, 2004		3,799,398	$9.20
Exercisable, December 31, 2005		6,525,829	$14.69

The following table summarizes information concerning outstanding and exercisable options at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number of	Life (in	Exercise	Number of	Exercise
Exercise Prices	Shares	years)	Price	Shares	Price
$0.00 — $2.92	4,496	0.24	$0.45	4,496	$0.45
$2.93 — $5.84	636,336	4.09	4.51	636,336	4.51
$5.85 — $8.75	1,111,468	3.63	7.56	1,077,321	7.54
$8.76 — $11.67	314,867	4.99	10.34	294,573	10.31
$11.68 — $14.59	1,846,066	6.38	12.34	1,453,334	12.24
$14.60 — $17.51	371,988	7.57	16.42	178,135	16.49
$17.52 — $20.43	1,481,616	7.55	18.30	1,358,219	18.35
$20.44 — $23.34	310,896	8.21	21.83	310,896	21.83
$23.35 — $26.26	1,032,582	8.85	23.78	1,032,582	23.78
$26.27 — $29.18	269,937	8.83	27.34	179,937	27.01

$0.00 — $29.18	7,380,252	6.51	$14.80	6,525,829	$14.69

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
Note 12. Income Taxes
     The components of income (loss) before income taxes are as follows (in thousands):

	Years Ended December 31,
	2005 (restated)	2004 (restated)	2003 (restated)
Domestic	$16,882	$18,411	$(8,752)
Foreign	(683)	993	5,728

Total	$16,199	$19,404	$(3,024)

     The provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003
Current
Federal	$902	$1,164	$330
State	647	426	—
Foreign	(841)	150	983

Total Current	708	1,740	1,313

Deferred
Federal	(9,921)	—	—

State	—	—	—

Foreign	(709)	(271)	(180)

Total Deferred	(10,630)	(271)	(180)

Total	$(9,922)	$1,469	$1,133

     A reconciliation of income taxes at the statutory federal income tax rate to income taxes included in the accompanying consolidated statements of operations is as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Provision (benefit) at U.S. federal statutory rate	$5,669	$6,597	$(1,030)
Unbenefited losses (utilization of net operating losses)	(10,366)	(14,096)	520
Timing differences not currently benefited	3,884	7,335	—
State taxes, net of federal benefit	519	282	—
Non-deductible amortization	282	274	270
Alternative minimum tax	592	829	—
Foreign taxes	(1,364)	(121)	803
US withholding tax	364	334	330
Change in valuation allowance	(9,921)	—	—
Other	419	35	240

Total	$(9,922)	$1,469	$1,133

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
     Significant components of our deferred tax assets as of December 31 are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$24,000	$24,200
Research and other tax credits	9,000	6,400
Capitalized research expenses	2,100	4,000
Capitalized license and acquired technology	11,300	4,700
Accruals and reserves	16,800	9,900
Foreign currency translation	—	700
Other	1,000	800

Total deferred tax assets	64,200	50,700
Valuation allowance	(47,200)	(47,900)

Net deferred tax assets	17,000	2,800

Deferred tax liabilities:
Convertible debt interest	(3,000)	—
Prepaid expenses	(500)	(400)
Soriatane property acquisition	(700)	(1,100)
Unrealized gain on marketable securities	(700)	(100)
Other	(600)	—

Net deferred tax liabilities	(5,500)	(1,600)

Total net deferred tax assets	$11,500	$1,200

     The valuation allowance decreased by $0.7 million during the year ended December 31, 2005, decreased $6.5 million during the year ended December 31, 2004 and did not change during the year ended December 31, 2003.
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

     As of December 31, 2005, we had federal net operating loss carryforwards of approximately $66.1 million, California net operating loss carryforwards of approximately $7.0 million, federal and California research and development tax credits of $7.2 million, alternative minimum tax credits of $1.1 million, foreign tax credits of $600,000 and $100,000 of other California credits. The federal and research and development tax credit carryforwards expire in 2009 through 2024 if they are not utilized. The state tax credit carryforwards may be carried forward indefinitely. The alternative minimum tax credits may be carried forward indefinitely. The foreign tax credits expire in 2009 through 2010 if not utilized. The other California tax credits will expire in 2006 through 2011 if they are not utilized.
     During 2005 we retrospectively consolidated our Australia operations for tax purposes for the years 2003 and 2004. As a result, we received a refund of approximately $1.0 million.
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
Note 13. Commitments
     We leased two facilities in fiscal year 2005 and 2004 under non-cancelable operating leases, the last of which expired in April 2005. One of the operating leases required an irrevocable standby letter of credit that was secured by a certificate of deposit with our bank. The amount of the letter of credit included an automatic annual reduction feature and expired on January 1, 2004.
     In June 2004, we signed a series of non-cancelable facility lease agreements with Incyte Corporation and The Board of Trustees of the Leland Stanford Junior University, or Stanford, in Palo Alto, California. The leases collectively expire in ten years and the lease with Stanford includes two three-year optional renewal periods. We moved into the new facility in February 2005. In accordance with the facility lease agreement, we entered into a $2.7 million letter of credit, which is secured by certificates of deposit. The certificates of deposit are classified as restricted cash, non-current, at December 31, 2005 and 2004. In April 2005, we received landlord approval for a sublease signed in August 2004 for approximately 19,500 square feet of office space in Palo Alto, California. In accordance with this facility lease agreement, we entered into a $146,000 letter of credit arrangement, which is secured by certificates of deposit. This is also classified as restricted cash, non-current. Payments for the sublease will commence on January 1, 2006.
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
     Pursuant to our manufacturing and supply agreements with our three suppliers, KIK, DPT and Roche, we may incur penalties related to cancellation of purchase orders, including paying an amount equal to the entire cancelled purchase order. We did not incur any penalties related to cancellation of purchase orders for KIK, DPT or Roche for the years ended December 31, 2005, 2004 and 2003, respectively. We had approximately $19.0 million and $9.6 million in outstanding open purchase orders to our suppliers at December 31, 2005 and 2004, respectively, which are not included in the table above.
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
Note 15. Retirement Savings Plan
     We have a retirement savings plan, commonly known as a 401(k) plan, which allows all full-time employees to contribute from 1% to 60% of their pretax salary, subject to IRS limits. We match all employees’ contributions in an amount equal to 25% of each participant’s deferral contributions made during the year. These contributions vest at the time the contributions are made. Our contributions to the 401(k) plan were $539,000, $387,000 and $308,000 for the years ended December 31, 2005, 2004 and 2003, respectively.
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
Note 17. PediaMed Sales Organization Acquisition
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
Note 18. Subsequent Events
     SEC Investigation
     We were notified in April 2006 that we are being investigated by the SEC to determine whether the Company, its employees, officers, directors, or others related to the Company may have violated Federal securities laws. The initial document subpoena requested information relating to our announcement in June 2005 that we had received a non-approvable letter from the FDA regarding Velac Gel, as well as specific information related to certain of our wholesale distributors. In May 2006, we announced our decision to restate our prior financial statements. In June 2006 we received a second document subpoena, which appears to be focused primarily on documents related to our wholesale distributors and the forecasted demand for our products. Also in June 2006 we received a comment letter from the SEC Division of Corporate Finance, asking for clarification and additional information related to our Original 10-K. We have devoted substantial time and resources to gather documents and respond to questions. Although the SEC’s requests do not relate directly to the restatement, we concluded that there could be some overlap because the document production to the SEC included information on inventory in the distribution channel which is used in the reserve estimation process. Accordingly we requested that our external advisors report their findings directly to our Board of Directors and to our external independent auditors. Our advisors found no evidence to suggest that we had not consistently applied those policies in accordance with GAAP. As a result of this review, including the production responsive to the two subpoenas, we have concluded that there is no evidence of accounting impropriety, fraud or malfeasance related to revenue recognition during the years covered by the restatement. We note, however, that the SEC investigation is ongoing, and the SEC is also continuing to review our response to the June 2006 Comment Letter. Depending on the length, scope, and results of the SEC investigation or any litigation, we could experience an adverse impact in our business, results of operations, financial position and cash flows.
     Notices of Default Under Senior Convertible Notes
     We violated the reporting covenant under the indentures governing the 2003 Notes and the 2005 Notes as a result of our failure to file our Form 10-Q for the quarter ended March 31, 2006 by the required deadline. As a consequence of these violations, the holders of the 2003 Notes and 2005 Notes had the right to accelerate the maturity of such Notes if they or the trustee provided us with notice of the default and we were unable to cure the default within 60 days after that notice. The holders of the Notes notified us of the defaults, and we are required to cure the default by July 25, 2006 in the case of the 2005 Notes, and by July 29, 2006 in the case of the 2003 Notes.
     On July 10, 2006, we announced that we were soliciting consents from the holders of the 2003 Notes and the 2005 Notes to an amendment and waiver of the reporting requirements in the indentures that resulted in the Event of Default. The terms and conditions of the consent solicitation are described in a Consent Solicitation Statement, dated July 10, 2006, and, with respect to the 2003 Notes, as revised in the Supplemental Consent Solicitation Statement, dated July 19, 2006, (as revised, the “Consent Solicitation Statement”). The proposed amendments to the indentures were intended to provide Connetics with additional time to comply with these reporting requirements and required consent of the holders of a majority in aggregate principal amount of the Notes. The proposed amendments also included a waiver of all defaults and events of default under the indentures’ reporting requirements.
     While we obtained the consent of a majority of the holders of the 2003 Notes to the proposed amendment to the indenture for the 2003 Notes, we did not reach a mutually acceptable amendment to the indenture governing the 2005 Notes. The amended indenture for the 2003 Notes provides the Company with additional time to comply with the indenture’s reporting requirements and includes a waiver by the holders of the 2003 Notes of existing defaults under the indenture’s reporting requirements. In consideration for this amendment and waiver, we paid the consenting holders of the 2003 Notes an aggregate of $1.35 million at the time of the amendment. In addition, the amendments to the 2003 Notes are deemed an “exchange” of securities for tax purposes and, as a result, we will recognize cancellation of indebtedness income for federal income tax purposes in the amount of approximately $9 million in 2006.
     Consequences Resulting From Not Filing Our Form 10-Q by July 25, 2006
     Pursuant to the amended indenture for the 2003 Notes, we agreed to pay an additional $3.15 million in aggregate to all holders of the 2003 Notes, and to pay additional interest on the 2003 Notes for their remaining term at the rate of 4.75% per annum, as well as regular interest at a rate of 2.25% per annum, if we fail to file our Form 10-Q for the quarter ended March 31, 2006 with the SEC by 5:00 p.m., Pacific Standard Time, on July 25 2006. In both 2004 and 2005, we recorded $2 million in interest on the 2003 Notes. Assuming none of the Notes are redeemed or converted, we will record interest on the 2003 Notes in the amounts of $2.0 million per year from 2006 through 2007, and $0.8 million for 2008. The 2003 Notes mature on May 30, 2008.
     In addition, because we did not reach a mutually acceptable amendment to the indenture governing the 2005 Notes, we will be required to repay the $200 million outstanding indebtedness of the 2005 Notes if we do not file our Form 10-Q by July 25, 2006.
     NASDAQ Notice
     On May 16, 2006, we received a Nasdaq Staff Determination Notice from the Nasdaq Stock Market Listing Qualifications Department that our failure to timely file our Quarterly Report on Form 10-Q for the period ended March 31, 2006 violated Nasdaq Marketplace Rule 4310(c)(14). We requested and subsequently received a hearing before the Nasdaq Listing Qualifications Panel on June 29, 2006, during which we requested an extension of time to file our Form 10-Q for the quarter ended March 31, 2006. As of the date of the filing of this Form 10-Q, we have not received a response from Nasdaq Listing Qualifications Panel to our request for an extension.
Note 19. Quarterly Financial Data (unaudited)
     The following tables summarize the quarterly results of operations for the years ended December 31, 2005 and 2004. The results have been restated to reflect the adjustments discussed in Note 2 to the Consolidated Financial Statements (in thousands, except share and per share amounts):

	2005 Quarters
	First (Restated)	Second (Restated)	Third (Restated)		Fourth (Restated)
Total net revenues	$40,386	$45,468	$50,946	(1)	$39,569	(2)
Cost of product revenues (excluding amortization of acquired product rights)	3,748	4,982	4,183		3,379
Operating expenses	37,124	37,713	35,483		33,759
Operating income (loss)	(486)	2,773	11,280		2,431
Net income (loss)	(944)	2,601	10,970		13,494
Basic net income (loss) per share	(0.03)	0.07	0.31		0.39
Diluted net income (loss) per share	(0.03)	0.07	0.29		0.36
Shares used to calculate basic net income (loss) per share	35,699	34,825	35,075		34,570
Shares used to calculate diluted net income (loss) per share	35,699	37,093	40,812		39,735

(1)	The third quarter of 2005 net product revenues for Soriatane include a $4.6 million reduction of estimated reserves for returns and government rebates recorded from the time of acquisition through June 30, 2005.

(2)	The fourth quarter of 2005 net product revenues for all products include a $3.5 million increase in rebate and chargeback accruals related to an increased estimate of units in the distribution channel at December 31, 2005.

	2004 Quarters
	First		Second		Third		Fourth
	(Restated)		(Restated)		(Restated)		(Restated)
Total net revenues	$24,559	(1)	$38,650	(2)	$37,128	(3)	$42,881
Cost of product revenues (excluding amortization of acquired product rights)	1,568		3,578		3,067		4,410
Operating expenses	21,006		25,963		30,065		32,682
Operating income	1,985		9,109		3,996		5,789
Net income	1,450		7,854		3,479		5,152
Basic net income per share	0.04		0.22		0.10		0.14
Diluted net income per share	0.04		0.21		0.09		0.13
Shares used to calculate basic net income per share	33,587		35,242		35,510		35,695
Shares used to calculate diluted net income per share	35,887		41,627		38,064		38,172

(1)	In the first quarter of 2004, we received a one-time royalty payment in the amount of $1.2 million in connection with the S.C. Johnson license agreement.

(2)	In early March 2004, we acquired exclusive U.S. rights to Soriatane. Sales of Soriatane accounted for most of the increase in sales over the first quarter. Operating expenses increased in the second quarter compared to the first, primarily related to the Soriatane acquisition and in support of the increased Soriatane sales, including a $2.1 million increase in amortization of intangible assets resulting from the acquisition and $2.4 million for selling, general, and administrative expenses.

(3)	In the third quarter of 2004, operating expenses included a $3.5 million milestone payment due under our license agreement for Velac upon our filing an NDA with the FDA.

Connetics Corporation
Index to Exhibits
[Item 15(b)]

Exhibit
Number	Description
2.1*	Purchase and Sale Agreement dated February 2, 2004 between Connetics and Hoffmann-La Roche Inc. (previously filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

2.2*†	Asset Purchase Agreement dated as of April 9, 2001 between Connetics and Prometheus Laboratories, Inc. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 30, 2001 and filed with the Commission on May 11, 2001).

2.3*†	Asset Acquisition Agreement dated January 4, 2006 between Connetics and PediaMed Pharmaceuticals, Inc. (previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 4, 2006 and filed with the Commission on January 10, 2006).

3.1*	Amended and Restated Certificate of Incorporation (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261).

3.2*	Certificate of Amendment of the Company’s Amended and Restated Certificate of Incorporation, filed with the Delaware Secretary of State on May 15, 1997 (previously filed as Exhibit 3.7 to the Company’s Current Report on Form 8-K dated and filed May 23, 1997).

3.3*	Certificate of Designation of Rights, Preferences and Privileges of Series B Participating Preferred Stock, filed with the Delaware Secretary of State on May 15, 1997 (previously filed as Exhibit A to Exhibit 1 to the Company’s Form 8-A filed on May 23, 1997).

3.4*	Certificate of Elimination of Rights, Preferences and Privileges of Connetics Corporation, filed with the Delaware Secretary of State on December 11, 2001 (previously filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K/A filed for the year ended December 31, 2001).

3.5*	Certificate of Designation of Terms of Series C Preferred Stock of Connetics Corporation, filed with the Delaware Secretary of State on March 22, 2005 (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 22, 2005 and filed with the Commission on June 6, 2005).

3.6*	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of Connetics Corporation, filed with the Delaware Secretary of State on May 18, 2005 (previously filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-1 filed with the Commission on June 20, 2005, Registration Statement No. 333-125982).

3.7*	Certificate of Elimination of Rights, Preferences and Privileges of Series C Preferred Stock of Connetics Corporation, filed with the Delaware Secretary of State on May 18, 2005 (previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 22, 2005 and filed with the Commission on June 6, 2006).

3.8*	Amended and Restated Bylaws (previously filed as Exhibit 3.2 to the Company’s Form 8-A/A filed with the Commission on November 28, 2001).

4.1*	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

Exhibit Index

Exhibit
Number	Description
4.2*	Amended and Restated Preferred Stock Rights Agreement, dated as of November 21, 2001, between Connetics and EquiServe Trust Company, N.A., including the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A and B, respectively (previously filed as Exhibit 4.1 to the Company’s Form 8-A/A filed with the Commission on November 28, 2001).

4.3*	Indenture, dated as of May 28, 2003, between Connetics and J.P. Morgan Trust Company, National Association, as Trustee, including the forms of the notes (previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.4*	Indenture dated March 23, 2005, between Connetics and J.P. Morgan Trust Company, National Association, as Trustee, including the forms of the Notes (previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 23, 2005 and filed with the Commission on March 25, 2005).

4.5*	Registration Rights Agreement, dated March 23, 2005, between Connetics and Goldman, Sachs & Co., on behalf of itself, CIBC World Markets Corp., Lazard Freres & Co. LLC, Piper Jaffray & Co. and Roth Capital Partners, LLC (previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 23, 2005 and filed with the Commission on March 25, 2005).

4.6*	Registration Rights Agreement, dated as of May 28, 2003, between Connetics and Goldman, Sachs & Co., C.E. Unterberg, Towbin (a California Limited Partnership), CIBC World Markets Corp., Thomas Weisel Partners LLC and U.S. Bancorp Piper Jaffray Inc., as representatives (previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

Management Contracts, Consulting Agreements and Compensatory Plans and Arrangements

10.1*(M)	Form of Indemnification Agreement between Connetics and Directors and Officers of the Company (previously filed as Exhibit 10.1 to the Company’s Form S-1 Registration Statement No. 33-80261).

10.2*(M)	Employment Agreement dated June 9, 1994 between Connetics and Thomas Wiggans (previously filed as an exhibit to the Company’s Form S-1 Registration Statement No. 33-80261).

10.3*(M)	Form of Notice of Stock Option Grant to G. Kirk Raab dated January 28, 1997 (previously filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001).

10.4*(M)	Form of Notice of Stock Option Grant to G. Kirk Raab dated July 30, 1997 (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001).

10.5*(M)	Restricted Common Stock Purchase Agreement dated November 5, 1998 between Connetics and G. Kirk Raab (previously filed as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.6*(M)	Restricted Common Stock Purchase Agreement dated March 9, 1999 between Connetics and G. Kirk Raab (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

Exhibit Index

Exhibit
Number	Description
10.7*(M)	Restricted Common Stock Purchase Agreement dated March 9, 1999 between Connetics and Thomas G. Wiggans (previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

10.8*(M)	Form of Change in Control Agreement between Connetics and key employees of the Company (previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001).

10.9*(M)	Form of Change in Control Agreement between Connetics and Outside Directors of the Company (previously filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the Commission on June 20, 2005, Registration Statement No. 333-125982).

10.10*(M)	Change in Control Agreement dated January 1, 2002 between Connetics and Thomas G. Wiggans (previously filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the Commission on June 20, 2005, Registration Statement No. 333-125982).

10.11*(M)	Consulting Agreement dated August 22, 2005, between Connetics and G. Kirk Raab (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 22, 2005 and filed with the Commission on August 25, 2005).

10.12*(M)	Consulting Agreement dated January 31, 2006, between Connetics and David Cohen, M.D. (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 31, 2006 and filed with the Commission on February 3, 2006).

10.13(M)	Form of Restricted Stock Purchase Award dated February 1, 2006 between Connetics and each of Thomas G. Wiggans, C. Gregory Vontz, John L. Higgins, Lincoln Krochmal and Katrina J. Church.

10.14*(M)	Fourth Amendment to Consulting Agreement dated December 31, 2004 between Connetics and Eugene A. Bauer, M.D. (previously filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.15*(M)	Consultant Change of Control Agreement dated January 1, 2002 between Connetics and G. Kirk Raab (previously filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the Commission on June 20, 2005, Registration Statement No. 333-125982).

10.16*(M)	Summary Compensation Information for Named Executive Officers and Directors (previously filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.17*(M)	Description of Compensation Payable to Non-Employee Directors (previously filed as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

Stock Plans and Agreements

10.18*(M)	1994 Stock Plan (as amended through May 1999) and form of Option Agreement (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement No. 333- 85155).

Exhibit Index

Exhibit
Number	Description
10.19*	1995 Employee Stock Purchase Plan (as amended and restated through October 13, 2005), and form of Subscription Agreement (previously filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.20*(M)	1998 Supplemental Stock Plan (previously filed as Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.21*(M)	Stock Plan (2000) and form of Option Agreement (previously filed as Exhibit 4.4 to the Company’s Form S-8 Registration Statement No. 333-85155).

10.22(M)	Form of Restricted Stock Purchase Award under the Company’s Stock Plan (2000)(see Exhibit 10.13 above).

10.23*	International Stock Incentive Plan (previously filed as Exhibit 4.1 to the Company’s Form S-8 Registration Statement No. 333-61558).

10.24*	2000 Non-Officer Employee Stock Plan (previously filed as Exhibit 4.3 to the Company’s Form S-8 Registration Statement No. 333-46562).

10.25*	2002 Non-Officer Employee Stock Plan (as amended through May 2003) (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 9, 2004 and filed with the Commission on March 8, 2004).

10.26*(M)	1995 Director’s Stock Option Plan (as amended through February 10, 2005) (previously filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.27*(M)	Non-Qualified Stock Option Agreement dated April 13, 2005 between Connetics and James A. Trah (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.28*(M)	Non-Qualified Stock Option Agreement dated May 16, 2005 between Connetics and Michael Eison (previously filed as Exhibit 10.25 to the Company’s Registration Statement on Form S-1 filed with the Commission on June 20, 2005, Registration Statement No. 333-125982).

10.29*(M)	Non-Qualified Stock Option Agreement dated July 11, 2005 between Connetics and Stefan Weiss, M.D. (previously filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.30*(M)	Non-Qualified Stock Option Agreement dated August 5, 2005 between Connetics and Scott W. Meggs (previously filed as Exhibit 10.27 to the Company’s Amendment No. 2 to Form S-1 Registration Statement No. 333-125982, filed with the Commission on August 26, 2005).

10.31*(M)	Non-Qualified Stock Option Agreement dated August 22, 2005 between Connetics and Luis C. Pena (previously filed as Exhibit 10.28 to the Company’s Amendment No. 2 to Form S-1 Registration Statement No. 333-125982, filed with the Commission on August 26, 2005).

10.32*(M)	Non-Qualified Stock Option Agreement dated September 30, 2005 between Connetics and Claudette S. MacMillan (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2005 and filed with the Commission on October 4, 2005).

Exhibit Index

Exhibit
Number	Description
10.33*(M)	Non-Qualified Stock Option Agreement dated November 7, 2005 between Connetics and Srabasti Mukherjee (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 7, 2005 and filed with the Commission on November 10, 2005).

10.34*(M)	Non-Qualified Stock Option Agreement dated December 15, 2005 between Connetics and Gary Cain (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 15, 2005 and filed with the Commission on December 16, 2005).

10.35*(M)	Non-Qualified Stock Option Agreement dated January 3, 2006 between Connetics and David Burch (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 3, 2006 and filed with the Commission on January 10, 2006).

10.36*(M)	Non-Qualified Stock Option Agreement dated January 9, 2006 between Connetics and Brian Davis (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 3, 2006 and filed with the Commission on January 10, 2006).

10.37*(M)	Form of Non-Qualified Stock Option Agreement between Connetics and certain non-executive employees hired in connection with Connetics’ acquisition of PediaMed Pharmaceuticals, Inc.’s sales organization (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed with the Commission on February 1, 2006).

10.38*(M)	Non-Qualified Stock Option Agreement dated February 26, 2006 between Connetics and Freddie Park (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 6, 2006 and filed with the Commission on February 7, 2006).

License Agreements

10.39*†	License Agreement dated June 14, 1996 between Connetics and Soltec Research Pty Ltd (previously filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

10.40*†	License Agreement dated January 1, 1998 between Connetics and Soltec Research Pty Ltd (previously filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.41*†	License Agreement (Ketoconazole) dated July 14, 1999 between Connetics and Soltec Research Pty Ltd (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.42*†	License Agreement dated September 29, 2004 between Connetics and Pierre Fabre Dermatologie (previously filed as Exhibit 10.1 to our Current Report on Form 8-K dated September 29, 2004 and filed with the Commission on October 4, 2004).

10.43*†	License and Development Agreement between Connetics and Pharmacia & Upjohn Company, dated December 21, 2001 (previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A-2 dated December 21, 2001, filed with the Commission on July 12, 2002).

10.44*†	License and Development Agreement between Connetics and Yamanouchi Europe B.V., dated May 13, 2002 (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

Exhibit Index

Exhibit
Number	Description
Real Property

10.45*	Lease between Connetics and Renault & Handley Employee’s Investment Co., dated June 28, 1999 (previously filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001).

10.46*	Industrial Building Lease dated December 16, 1999, between Connetics and West Bayshore Associates (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.47*	Assignment and Assumption of Lease between Connetics and Respond.com, dated August 21, 2001 (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.48*	Agreement dated August 21, 2001, between Connetics and Respond.com (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.49*	Sublease agreement between Connetics (sublessor) and Tolerian, Inc., dated June 20, 2002 (previously filed as Exhibit 10.1 to the Company’s Quarterly Report for the quarter ended June 30, 2002).

10.50*	Sublease Agreement between the Board of Trustees of the Leland Stanford Junior University and Incyte Pharmaceuticals, Inc., dated May 6, 2004 (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.51*	Sublease Consent between The Board of Trustees of the Leland Stanford Junior University and Incyte Corporation and Connetics Corporation, dated May 6, 2004 (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.52*	Agreement Regarding Sublease and Lease between The Board of Trustees of the Leland Stanford Junior University and Connetics Corporation, dated May 6, 2004 (previously filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.53*	First Amendment to Lease between The Board of Trustees of the Leland Stanford Junior University and Incyte Corporation, dated May 6, 2004 (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.54*	Sublease Agreement for 1841 Page Mill Road, Palo Alto, California, dated August 9, 2004 and effective April 4, 2005 between Connetics and Incyte Corporation (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.55*	Industrial Building Lease Between West Bayshore Associates and Connetics Corporation, dated September 2004 (previously filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.56*	Sublease Consent between The Board of Trustees of the Leland Stanford Junior University and Interval Research Corporation, Incyte Corporation, and Connetics Corporation dated March 15, 2005 (previously filed as Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

Exhibit Index

Exhibit
Number	Description
Other Agreements

10.57*†	Agreement dated December 9, 1999 between Connetics and Soltec Research Pty Ltd (previously filed as Exhibit 10.75 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.58*†	Asset Purchase Agreement dated as of April 9, 2001, between Connetics and Prometheus Laboratories, Inc. (see Exhibit 2.2 above).

10.59*†	Facilities Contribution Agreement between Connetics and DPT Laboratories, Ltd., with retroactive effect to November 1, 2001 (previously filed as Exhibit 10.55 to the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2001).

10.60*†	Manufacturing and Supply Agreement between Connetics and DPT Laboratories, Ltd., dated March 12, 2002 (previously filed as Exhibit 10.56 to the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2001).

10.61*	Distribution Agreement between Connetics and CORD Logistics, Inc., dated January 1, 2001, as amended September 1, 2001, September 3, 2003, and September 24, 2003 (previously filed as Exhibit 10.51 to the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended December 31, 2002).

10.62*†	Amended and Restated Manufacturing and Supply Agreement dated April 24, 2003 between Connetics and AccraPac Group, Inc. (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarter ended March 31, 2003).

10.63*	Purchase and Sale Agreement dated February 2, 2004 between Connetics and Hoffmann-LaRoche Inc. (see Exhibit 2.1 above).

10.64*†	Amendment to Facilities Contribution Agreement between DPT Laboratories, Ltd. and Connetics Corporation, dated August 18, 2004 (previously filed at Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.65*†	Amended and Restated Manufacturing and Supply Agreement between DPT Laboratories, Ltd. and Connetics Corporation, dated August 18, 2004 (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.66*†	Distribution Services Agreement between Cardinal Health, Inc. and Connetics Corporation, dated December 1, 2004 (previously filed as Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.67*†	Core Distribution Agreement between McKesson Corporation and Connetics Corporation, dated December 23, 2004 (previously filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.68*†	Service Agreement dated March 1, 2005 between Connetics and Ventiv Pharma Services, LLC (previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.69*†	Amendment to Distribution Services Agreement dated December 22, 2005 between Connetics and Cardinal Health, Inc. (previously filed at Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 22, 2005 and filed with the Commission on December 23, 2005).

Exhibit Index

Exhibit
Number	Description
10.70*†	Amendment to Core Distribution Agreement dated December 22, 2005, between Connetics and McKesson Corporation (previously filed at Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 22, 2005 and filed with the Commission on December 23, 2005).

10.71*†	First Amendment to Service Agreement dated December 30, 2005 between Connetics and Ventiv Commercial Services, LLC (previously filed at Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 30, 2005 and filed with the Commission on January 6, 2006).

10.72*†	Asset Acquisition Agreement dated January 4, 2006 between Connetics and PediaMed Pharmaceuticals, Inc. (see Exhibit 2.3 above).

10.73*†	Distribution Services Agreement dated September 30, 2005 between Connetics and AmerisourceBergen Drug Corporation (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2005 and filed with the Commission on October 6, 2005).

21*	Subsidiaries (previously filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1††	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2††	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
Key to Exhibit Index Footnotes:
The Commission file number for our Exchange Act filings referenced above is 0-27406.

*	Incorporated by this reference to the previous filing, as indicated.

(M)	This item is a management compensatory plan or arrangement required to be listed as an exhibit to this Report pursuant to Item 601(b)(10)(iii) of Regulation S-K.

(C)	We have omitted certain portions of this Exhibit and have requested confidential treatment of such portions from the SEC.

†	We have requested and the SEC has granted confidential treatment for certain portions of this Exhibit.

††	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K/A, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Connetics Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K/A, irrespective of any general incorporation language contained in such filing.
Exhibit Index