Form 10-Q
period 2006-03-31
CONNETICS CORP
filed 2006-07-25
CIK 1004960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☑
     As of June 30, 2006, 34,407,675 shares of the Registrant’s common stock at $0.001 par value, were outstanding.

CONNETICS CORPORATION

EXPLANATORY NOTE
     We are filing this Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 later than the date on which it was required to be filed by the Securities and Exchange Commission. As provided in our “Notification of Late Filing” on Form 12b-25, which we filed with the SEC on May 11, 2006, we delayed the filing of this Quarterly Report on Form 10-Q in order to restate our consolidated financial statements in our Annual Report on Form 10-K/A for the year ended December 31, 2005. We restated our consolidated financial statements to correct for errors in our estimated accruals for rebates, chargebacks and returns. Our condensed consolidated balance sheet as of December 31, 2005 contained in this report was derived from the consolidated balance sheet included in the Annual Report on Form 10-K/A. Our Condensed Consolidated Statement of Operations for the three months ended March 31, 2005 conforms to the quarterly information included in the Annual Report on Form 10-K/A.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONNETICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$36,189	$29,988
Marketable securities	187,878	241,108
Restricted cash — current	1,000	1,000
Accounts receivable, net of cash discounts and allowances	30,369	11,100
Other current assets	29,607	29,423

Total current assets	285,043	312,619
Long-term investments	20,131	—
Property and equipment, net	14,296	14,438
Restricted cash — long-term	3,059	3,059
Other assets, goodwill and other intangible assets, net	135,482	127,373

Total assets	$458,011	$457,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,706	$16,609
Product-related accruals	35,418	35,371
Other accrued liabilities	12,169	15,075

Total current liabilities	64,293	67,055
Convertible senior notes	290,000	290,000
Other non-current liabilities	572	517
Commitments and contingencies
Stockholders’ equity:
Common stock	34	37
Treasury stock	(62,603)	(60,447)
Additional paid-in capital	252,178	247,880
Accumulated deficit	(86,967)	(88,080)
Accumulated other comprehensive income	504	527

Total stockholders’ equity	103,146	99,917

Total liabilities and stockholders’ equity	$458,011	$457,489

See accompanying notes to condensed consolidated financial statements.

CONNETICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
		2005
	2006	(restated)
Net revenues:
Product	$46,949	$40,205
Royalty and contract	184	181

Total revenues	47,133	40,386

Operating costs and expenses:
Cost of product revenues (excluding amortization of acquired product rights)	3,919	3,766
Amortization of intangible assets	3,902	3,399
Research and development	8,182	5,898
Selling, general and administrative	30,365	27,809

Total operating costs and expenses	46,368	40,872

Income (loss) from operations	765	(486)
Interest income	2,242	477
Interest expense	(1,865)	(771)
Other income (expense), net	52	(59)

Income (loss) before income taxes	1,194	(839)
Income tax provision	81	105

Net income (loss)	$1,113	$(944)

Net income (loss) per share:
Basic	$0.03	$(0.03)

Diluted	$0.03	$(0.03)

Shares used to compute basic and diluted net income (loss) per share:
Basic	33,646	35,699

Diluted	34,953	35,699

See accompanying notes to condensed consolidated financial statements.

CONNETICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
		2005
	2006	(restated)
Cash flows from operating activities:
Net income (loss)	$1,113	$(944)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	567	346
Amortization of intangible assets	3,900	3,399
Amortization of convertible debt issuance costs	358	196
Allowance for cash discounts and allowances	313	(875)
Stock compensation expense	1,407	4
Changes in assets and liabilities:
Accounts receivable	(19,582)	(2,316)
Other assets	63	(3,163)
Accounts payable	242	460
Product-related accruals	48	5,277
Other accrued liabilities	(2,903)	(67)
Other non-current liabilities	55	26

Net cash provided by (used in) operating activities	(14,419)	2,343

Cash flows from investing activities:
Purchases of marketable securities	(25,050)	(15,980)
Sales and maturities of marketable securities	58,034	17,655
Purchases of property and equipment	(496)	(1,369)
Transfer to restricted cash	—	(146)
Acquisition of sales force	(12,537)	—

Net cash provided by investing activities	19,951	160

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	194,000
Repurchase of common stock	(2,156)	(35,000)
Proceeds from exercise of stock options and employee stock purchase plan	2,888	1,755

Net cash provided by financing activities	732	160,755

Effect of foreign currency exchange rate changes on cash and cash equivalents	(63)	(39)

Net change in cash and cash equivalents	6,201	163,219
Cash and cash equivalents at beginning of period	29,988	18,261

Cash and cash equivalents at end of period	$36,189	$181,480

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
Interim Financial Information
     We prepared the accompanying unaudited condensed consolidated financial statements of Connetics Corporation, or Connetics, in accordance with U.S. generally accepted accounting principles for interim financial information and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. We believe that we have included all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation.
     Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For a better understanding of Connetics and its financial statements, we recommend reading these unaudited condensed consolidated financial statements and notes in conjunction with the audited consolidated financial statements and notes to those financial statements for the three years ended December 31, 2005, as amended, which are included in our Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission, or SEC.
Restatement of Prior Period Information
     Financial results for the three months ended March 31, 2005 have been restated to correct for errors in our estimated accruals for rebates, chargebacks and returns. Refer to our Annual Report on Form 10-K/A for the year ended December 31, 2005 for a detailed discussion of the restatement.
2. Significant Accounting Policies
Principles of Consolidation
     The accompanying condensed consolidated financial statements include the accounts of Connetics and its subsidiaries, Connetics Holdings Pty Ltd., and Connetics Australia Pty Ltd. We have eliminated all intercompany accounts and transactions in consolidation. We reclassified certain amounts in our prior year condensed consolidated statements of cash flows to conform to the current period presentation. On the condensed consolidated statements of cash flows, we reclassified activity in restricted cash from a financing activity to an investing activity for the three months ended March 31, 2005.
Use of Estimates
     We have prepared our condensed consolidated financial statements in conformity with GAAP. Such preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates based upon future events.
     We evaluate our estimates on an on-going basis. In particular, we regularly evaluate estimates related to recoverability of accounts receivable and inventory, intangible assets, revenue reserves, and assumed liabilities related to acquired product rights, accrued liabilities for clinical trial activities and indirect promotional expenses. We base our estimates on historical experience and on various other specific assumptions that we believe to be reasonable under the circumstances. Those estimates and assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates depending on the outcome of future events, although we believe that the estimates and assumptions upon which we rely are reasonable based on information available to us at the time they are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.

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
     Gross-to-Net Sales Adjustment
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
     Returns
     Our product returns accrual is primarily based on estimates of future product returns over the period during which wholesalers have a right of return, which in turn is based in part on estimates of the remaining shelf life of the products. We allow wholesalers and pharmacies to return unused product stocks that are within six months before and up to one year after their expiration date for a credit at the then-current wholesale price less five percent. As a general practice, we do not ship product that has less than 15 months until its expiration date. We also authorize returns for damaged products and credits for expired products in accordance with our returned goods policy and procedures. At the time of sale, we estimate the quantity and value of goods that may ultimately be returned pursuant to these rights.
     We estimate the rate of future product returns based on our historical experience using the most recent three years’ data, the relative risk of return based on expiration date and other qualitative factors that could impact the level of future product returns, such as competitive developments, product discontinuations and our introduction of new products. We assess the risk of return on a production lot basis and apply our estimated return rate to the units at risk for return. Beginning in the first quarter of 2006, as a result of improved product pricing planning, we revalue our estimate of product returns using current and anticipated price increases. This resulted in an increase to our returns reserve of $1.1 million and a decrease to our diluted earnings per share of $0.03 for the three months ended March 31, 2006. We monitor inventories held by our distributors as well as prescription trends to help us assess the rate of return. In situations where we are aware of products in the distribution channel nearing their expiration date, we analyze the situation and if the analysis indicates that product returns will be larger than previously expected, we will adjust the product return accrual in which our analysis indicates the adjustment is necessary. If a product begins to face significant competition from generic products, we will give particular attention to the possible level of returns. To date, none of our products has direct generic competition.

     Returns from new products are more difficult for us to estimate than returns for established products. We determine our estimates of the product return accrual for new products primarily based on our historical product returns experience of similar products, products that have similar characteristics at various stages of their life cycle, and other available information pertinent to the intended use and marketing of the new product.
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
     We establish an accrual in an amount equal to our estimate of managed care rebates attributable to our sales in the period in which we record the sale as revenue. We estimate the managed care rebates accrual primarily based on the specific terms in each agreement, current contract prices, historical and estimated future usage by managed care organizations, and levels of inventory in the distribution channel. We analyze the accrual at least quarterly and adjust the balance as needed.
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
     We establish an accrual in the amount equal to our estimate of Medicaid rebates attributable to our sales in the period in which we record the sale as revenue. Although we accrue a liability for estimated Medicaid rebates at the time we record the sale, the actual Medicaid rebate related to that sale is typically not billed to us for up to one year after sale, when a prescription is filled that is covered by that program. In determining the appropriate accrual amount we consider the then-current Medicaid rebate laws and interpretations; the historical and estimated future percentage of our products that are sold to Medicaid recipients by pharmacies, hospitals, and other retailers that buy from our customers; our product pricing and current rebate and/or discount contracts; and the levels of inventory in the distribution channel. We analyze the accrual at least quarterly and adjust the balance as needed.
     Chargebacks
     We also make our products available to authorized users of the Federal Supply Schedule, or FSS, of the General Services Administration under an FSS contract negotiated by the Department of Veterans Affairs. The Veterans Health Care Act of 1992, or VHCA, establishes a price cap, known as the “federal ceiling price” for sales of covered drugs to the Veterans Administration, the Department of Defense, the Coast Guard, and the PHS. Specifically, our sales to these federal groups are discounted by a minimum of 24% off the average manufacturer price charged to non-federal customers. These groups purchase product from the wholesalers, who then charge back to Connetics the difference between the current retail price and the price the federal entity paid them for the product.

     We establish an accrual in the amount equal to our estimate of chargeback claims attributable to our sales in the period in which we record the sale as revenue. Although we accrue a liability for estimated chargebacks at the time we record the sale, the actual chargeback related to that sale is not processed until the federal group purchases the product from the wholesaler. We estimate the rate of chargebacks based on historical experience and changes to current contract prices. We also consider our claim processing lag time and the level of inventory held at wholesalers. We analyze the accrual at least quarterly and adjust the balance as needed. The inventory at retail pharmacies, which represents the rest of the distribution channel, is not considered in this accrual, as the entities eligible for chargebacks buy directly from wholesalers.
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
     Other Adjustments
     In addition to the significant gross-to-net sales adjustments described above, we periodically make other sales adjustments. For example, we may offer sales discounts to our customers and discounts and coupons to patients. “Other adjustments” also includes payments owing to distributors pursuant to distribution services agreements. We generally account for these other gross-to-net adjustments by establishing an accrual in the amount equal to our estimate of the adjustments attributable to the sale. We generally estimate the accruals for these other gross-to-net sales adjustments primarily based our historical experience, and other relevant factors, including levels of inventory in the distribution channel, if relevant, and adjust the accruals periodically throughout the quarter to reflect the actual experience.
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
     Use of Estimates in Reserves
     We believe that our allowances and accruals for items that are deducted from gross revenues are reasonable and appropriate based on current facts and circumstances. It is possible, however, that other parties applying reasonable judgment to the same facts and circumstances could develop different allowance and accrual amounts for items that are deducted from gross revenues. Additionally, changes in actual experience or changes in other qualitative factors could cause our allowances and accruals to fluctuate, particularly with newly launched or acquired products. We review the rates and amounts in our allowance and accrual estimates on a quarterly basis. If future estimated rates and amounts are significantly greater than those reflected in our recorded reserves, the resulting adjustments to those reserves would decrease our reported net revenues; conversely, if actual returns, rebates and chargebacks are significantly less than those reflected in our recorded reserves, the resulting adjustments to those reserves would increase our reported net revenue. If we changed our assumptions and estimates, our revenue reserves would change, which would impact the net revenues we report.

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
Stock-Based Compensation
     On January 1, 2006, we adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
     We use the Black-Scholes option-pricing model which requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. We record stock-based compensation expense net of expected forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We use a blend of historical volatility of our common stock and implied volatility of tradable forward call and put options to purchase and sell shares of our common stock. Changes in the subjective input assumptions can materially affect the estimate of fair value of options granted and our results of operations could be materially impacted.
     We recognize stock-based compensation as expense over the requisite service periods in our Condensed Consolidated Statements of Operations, using a graded vesting expense attribution approach for unvested stock option awards granted before we adopted SFAS 123R and using the straight-line expense attribution approach for stock option awards granted after we adopted SFAS 123R.
3. Net Income (Loss) Per Share
     We compute basic net income (loss) per common share by dividing net income (loss) by the weighted average number of unrestricted common shares outstanding during the period.

     The calculation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended
	March 31,
		2005
(in thousands except per share amounts)	2006	(restated)
Net income (loss), as reported	$1,113	$(944)

Basic weighted-average shares outstanding:	33,646	35,699
Dilutive stock options and unvested shares subject to repurchase	1,307	—

Diluted weighted-average shares outstanding:	34,953	35,699

Net income (loss) per share:
Basic	$0.03	$(0.03)

Diluted	$0.03	$(0.03)

     In calculating diluted net income (loss) per share, we excluded the following weighted-average options and convertible debt, as the effect would be anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Options	3,471	255
Convertible debt	4,203	4,203

Total	7,674	4,458

     In 2006 and subsequent years, our dilutive securities may include incremental shares issuable upon conversion of all or part of the $200 million in 2.00% convertible senior notes currently outstanding. Since the $200 million principal amount can only be redeemed for cash, it has no impact on the diluted earnings per share calculation. The conversion feature of these notes is triggered when our common stock reaches a certain market price and, if triggered, may require us to pay a stock premium in addition to redeeming the accreted principal amount for cash. In accordance with the consensus from EITF No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” we will include the dilutive effect of the notes in our calculation of net income per diluted share when the impact is dilutive. As of March 31, 2006, the conversion feature of these notes was not included as the notes had no dilutive effect on our computation of net income (loss) per share for the three month periods ended March 31, 2006 and 2005.
4. Stock-Based Compensation
     On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123R, requiring us to measure and recognize compensation expense for all stock-based awards at fair value. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for the impact of SFAS 123R on prior periods. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 includes compensation expense for all stock-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
     Stock-based compensation is recognized as expense over the requisite service periods in our Condensed Consolidated Statement of Operations for the period ended March 31, 2006 using a graded vesting expense attribution approach for unvested stock option awards granted prior to the adoption of SFAS 123R and using the straight-line expense attribution approach for stock option awards granted after the adoption of SFAS 123R. The following table sets forth the total stock-based compensation expense resulting from stock options, non-vested stock awards and our Employee Stock Purchase Plan, or “Purchase Plan,” included in our Condensed Consolidated Statement of Operations.

Three Months
Ended
(in thousands except per share amounts)	March 31, 2006
Cost of product revenues	$—
Research and development	245

Selling, general and administrative	1,162

Stock-based compensation expense before income tax provision	1,407
Income tax provision	—

Total stock-based compensation expense after income tax provision	$1,407

Stock-based compensation expense per share:
Basic	$0.04

Diluted	$0.04

Weighted average shares outstanding:
Basic	33,646

Diluted	34,953

     As of March 31, 2006, there was $9.0 million (before any related tax benefit) of total unrecognized compensation cost related to unvested stock-based compensation that is expected to be recognized over a weighted-average period of approximately 2.20 years.
     Net cash proceeds from the exercise of stock options were $3.0 million and $1.9 million for the three months ended March 31, 2006, and 2005, respectively. We did not realize any income tax benefit from stock option exercises during the three months ended March 31, 2006 and 2005. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.
     Prior to the adoption of SFAS 123R, we applied SFAS 123, amended by SFAS 148, which allowed companies to apply the existing accounting rules under APB 25 and related Interpretations. Accordingly, we did not recognize any compensation expense in our financial statements in connection with stock options granted to employees when those options had exercise prices equal to or greater than fair market value of our common stock on the date of grant. We also did not record any compensation expense in connection with our Employee Stock Purchase Plan, or Purchase Plan, as long as the purchase price was not less than 85% of the fair market value at the beginning or end of each offering period, whichever is lower. As required by SFAS 148 prior to the adoption of SFAS 123R, we provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.
     The following table illustrates the effect on net loss after tax and net loss per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three-month period ended March 31, 2005:

Three Months Ended
March 31, 2005
(in thousands except per share amounts):	(restated)
Net loss, as reported	$(944)
Add: Stock-based compensation expense, net of related tax effects	4
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(3,948)

Pro forma net loss	$(4,888)

Net loss per share:
Basic and diluted loss — as reported	$(0.03)

Basic and diluted loss — pro forma	$(0.14)

Weighted average shares outstanding:
Basic and dilutive common shares	35,699

     The stock-based compensation expense determined under the fair value method for the three months ended March 31, 2005 of $3.9 million as reported above differs from the previously reported amount of $5.9 million. The previously reported amount erroneously included the expense related to our Purchase Plan for the full year of 2005 rather than only the expense related to the three month period ended March 31, 2005.
     The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended March 31, 2006 and March 31, 2005, respectively:

	Stock Option Plans		Stock Purchase Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2005	2005
Expected stock volatility	51.1%	47.3%	45.9%
Risk-free interest rate	4.6%	3.5%	1.6%
Expected life (in years)	4.0	4.0	1.4
Expected dividend yield	0.0%	0.0%	0.0%
     The fair value of each option grant was estimated on the date of the grant using the Black-Scholes valuation model. The expected life of the options represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules, option cancellations and our historical exercise patterns. For the quarter ended March 31, 2006, expected stock price volatility is based on a combination of the historical volatility of our stock and the implied volatility of tradable forward call and put options to purchase and sell shares of our common stock. For the quarter ended March 31, 2005, expected stock volatility, was primarily based on a combination of the historical volatility of our stock and the historical volatility of our peers’ stock, and to a lesser extent, the implied volatility as described above. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. As stock-based compensation expense related to stock option awards recognized on adoption of SFAS 123R is based on awards ultimately expected to vest, gross expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures based on our historical experience. The weighted average fair value of options granted, determined using the Black-Scholes model, was $6.95 and $9.64 for the three months ended March 31, 2006 and 2005, respectively.
     Through November 30, 2005, our Purchase Plan permitted eligible employees to purchase our common stock through payroll deductions at a price equal to the lower of 85% of the fair market value of our common stock at the beginning or end of the offering period, which was two years. On December 1, 2005, we modified the Purchase Plan to purchase future amounts at 85% of the fair market value of our common stock at the end of each six month offering period. The elimination of the “look back” period as well as a decrease in employee participation in the Purchase Plan has resulted in a significant decrease of the expense related to the Purchase Plan in 2006 and simplified the calculation of the related stock-based compensation to represent 15% of the contributions to the Purchase Plan. Stock-based compensation expense related to the Purchase Plan recognized in our Condensed Consolidated Statement of Operations was $0.1 million for the three months ended March 31, 2006. Stock-based compensation expense related to the Purchase Plan recognized in our proforma disclosure was $0.2 million for the three months ended March 31, 2005.
     On January 27, 2006, we granted 475,000 shares of restricted stock in lieu of option grants to members of our executive management. Of the total awards, 50% are subject to time-based vesting and the remaining 50% are subject to both performance-based and time-based vesting with certain 2006 performance goals determined by the Compensation Committee. For both the shares subject to time-based vesting and the shares ultimately issued based on performance, the vesting restriction for one-half will lapse on February 1, 2008 and the remaining one-half will lapse February 1, 2009. On February 1, 2006, we also granted 58,000 shares of restricted stock in lieu of option grants to certain management individuals, which are subject to time-based vesting. Of the total awards, the restriction for one-third lapses on the first anniversary and one-sixth each six months thereafter. Although final assessment of achievement for performance-based awards is determined by the Compensation Committee, at this time we do not expect the performance criteria to be met and have not expensed the compensation for the restricted stock grants which have performance-based criteria that must be met for the award to be earned. We recognized approximately $241,000 of compensation expense for the grants subject to time-based vesting criteria in the period ended March 31, 2006.
Employee Stock Plans
     We have seven plans pursuant to which we have granted stock options to employees, directors, and consultants. In general, all of the plans authorize the grant of stock options vesting at a rate to be set by the Board or the Compensation Committee. Generally, stock options under all of our employee stock plans become exercisable at a rate of 25% per year for a period of four years from date of grant. The plans require that the options be exercisable at a rate no less than 20% per year. The exercise price of stock options under the employee stock plans generally meets the following criteria: exercise price of incentive stock options must be at least 100% of the fair market value on the grant date, exercise price of non-statutory stock options must be at least 85% of the fair market value on the grant date, and exercise price of options granted to 10% (or greater) stockholders must be at least 110% of the fair market value on the grant date. The Director’s Plan, the 2000 Non-Officer Stock Plan, the 2002 Employee Stock Plan and the International Stock Incentive Plan do not permit the grant of incentive stock options. The weighted stock options under all of our employee stock plans have a term of ten years from date of grant. Below is a general description of the plans from which we are currently granting stock options.
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

		Outstanding Options
			Weighted
	Shares		Average
	Available for	Number of	Exercise
	Grant	Shares	Price
Balance, December 31, 2004	372,082	6,837,909	$12.64

Additional shares authorized	1,675,356	—	—
Options granted	(1,730,887)	1,730,887	22.05
Options exercised	—	(713,747)	8.93
Options canceled	474,797	(474,797)	18.90

Balance, December 31, 2005	791,348	7,380,252	$14.80

Additional shares authorized	1,277,543	—	—
Options granted	(612,800)	612,800	15.49
Options exercised	—	(298,563)	9.94
Options canceled	184,401	(184,401)	18.58
Options canceled due to expiration of option plan	(34,896)	—	18.58

Balance, March 31, 2006	1,605,596	7,510,088	$14.96

Exercisable, December 31, 2005		6,525,829	$14.69
Exercisable, March 31, 2006		6,228,269	$14.80
     The aggregate intrinsic value of options exercised during the three months ended March 31,2006 and 2005 was $1.7 million and $4.1 million, respectively.
     The following table summarizes information concerning outstanding and exercisable options at March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range		Remaining	Average		Average
of	Number of	Life (in	Exercise	Number of	Exercise
Exercise Prices	Shares	years)	Price	Shares	Price
$0.00 — $5.84	547,867	4.24	$4.47	547,867	$4.47
$5.85 — $8.75	1,108,165	3.38	7.56	1,074,956	7.54
$8.76 — $11.67	255,670	5.73	10.57	241,445	10.54
$11.68 — $14.59	1,723,088	6.42	12.31	1,399,225	12.19
$14.60 — $17.51	922,988	8.79	15.87	206,709	16.44
$17.52 — $20.43	1,385,914	7.55	18.28	1,281,671	18.32
$20.44 — $23.34	288,896	8.37	21.87	288,896	21.87
$23.35 — $26.26	1,011,000	8.30	23.78	1,011,000	23.78
$26.27 — $29.18	266,500	8.55	27.32	176,500	26.97

$0.00 — $29.18	7,510,088	6.69	$14.96	6,228,269	$14.80

     The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2006 was $14.8 million and $13.3 million, respectively. Options exercisable at March 31, 2006 had a weighted-average remaining contractual life of 6.26 years.
5. Comprehensive Income
     The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	March 31,
		2005
	2006	(restated)
Net income (loss)	$1,113	$(944)
Foreign currency translation adjustment	93	(82)
Change in unrealized gain (loss) on securities	(116)	(222)

Comprehensive income (loss)	$1,090	$(1,248)

     Accumulated other comprehensive income recorded in stockholders’ equity included $563,000 of net unrealized losses on investments and $1.1 million of foreign currency translation unrealized gains as of March 31, 2006 and, as of December 31, 2005, included $447,000 of net unrealized losses on investments and $974,000 of foreign currency translation unrealized gains.

6. Inventory
     Inventory consists of raw materials and finished goods costs primarily related to our marketed products and is included in the Other Current Assets line item in our condensed consolidated balance sheets at March 31, 2006 and December 31, 2005. We state inventory at the lower of cost (determined on a first-in first-out method) or market. If inventory costs exceed expected market value due to obsolescence, expiration or lack of demand for the product, we record reserves in an amount equal to the difference between the cost and the estimated market value. These reserves are based on estimates and assumptions made by management. These estimates and assumptions can have a significant impact on the amounts of reserves.
     The components of inventory are as follows (in thousands):

	March 31,	December 31,
	2006	2005
Raw materials	$2,517	$1,649
Finished goods	4,920	5,836

Total inventory	$7,437	$7,485

     Inventory may also include similar costs for product candidates awaiting regulatory approval to be sold upon receipt of approval. We capitalize those costs based on management’s judgment of probable near-term commercialization or alternative future uses for the inventory. If not approved, we assess the realizability of the asset based on several factors including management’s estimates of future regulatory work required, alternative uses, and potential resale value. We have included $1.9 million of inventory and equipment costs related to Velac Gel in the debt issuance, deposits and other assets line item on our balance sheet at March 31, 2006 and December 31, 2005, due to management’s judgment of the timing of future commercialization of that product candidate.
7. Goodwill and Other Intangible Assets
     There was no change in the carrying amount of goodwill during the three months ended March 31, 2006. The components of our intangible assets are as follows (in thousands):

		March 31, 2006			December 31, 2005
	Useful Life	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	in Years	Amount	Amortization	Net	Amount	Amortization	Net
Acquired product rights	10	$127,652	$(26,594)	$101,058	$127,652	$(23,403)	$104,249
Existing technology	10	6,810	(3,377)	3,433	6,810	(3,206)	3,604
Patents	10-13	1,661	(762)	899	1,661	(725)	936
Assembled workforce	5	12,248	(408)	11,840	—	—	—
Other PediaMed assets	0.5	289	(93)	196	—	—	—
Goodwill	Indefinite	6,271	—	6,271	6,271	—	6,271

Total		$154,931	$(31,234)	$123,697	$142,394	$(27,334)	$115,060

     Amortization expenses for our other intangible assets were $3.9 million for the three months ended March 31, 2006, and $3.4 million for the three months ended March 31, 2005.
     The expected future amortization expense of our other intangible assets is as follows (in thousands):

Amortization
Expense
Remaining nine months in 2006	$12,224
For the year ending December 31, 2007	16,049
For the year ending December 31, 2008	16,049
For the year ending December 31, 2009	16,049
For the year ending December 31, 2010	16,049
For the year ending December 31, 2011	13,232
Thereafter	27,774

Total	$117,426

8. PediaMed Sales Organization Acquisition
     Effective February 1, 2006, we acquired the sales organization of PediaMed Pharmaceuticals, Inc., a privately-held pharmaceutical company specializing in the pediatric market, for cash of $12.5 million plus transaction costs of approximately $37,000. We recorded an intangible asset for the assembled workforce and trademark rights acquired in connection with this acquisition of approximately $12.5 million based on a cost approach. We are amortizing the assembled workforce over an estimated useful life of five years. The acquired sales force, consisting of 85 individuals, is promoting our products to selected pediatricians nationwide. We expect to add Desilux Foam, our first drug candidate seeking a pediatric label, to the group’s portfolio upon FDA approval, currently anticipated in September 2006. The acquisition does not include any commercial products currently sold by the PediaMed sales organization, or rights to any products developed by PediaMed. The $12.5 million includes $0.3 million for trademark rights acquired in connection with this acquisition which are being amortized over six months.
9. Guaranties and Indemnifications
     Pursuant to Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” or FIN No. 45, upon issuance the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee. We enter into indemnification provisions under our agreements with certain key employees and other companies in the ordinary course of our business, typically with business partners, contractors, clinical sites, insurers, and customers. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the maximum potential amount of future payments Connetics could be required to make under these indemnification provisions is unlimited. The estimated fair value of the indemnity obligations of these agreements is insignificant. Accordingly, we have not recorded liabilities for these agreements as of March 31, 2006. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.
10. Co-Promotion Agreement
     In April 2005, we entered into an agreement with Ventiv Pharma Services, LLC, or VPS, a subsidiary of Ventiv Health, Inc., under which VPS provided sales support for certain of our products to primary care physicians and pediatricians. Product sales activities under this agreement commenced in mid-April 2005. We recorded 100% of the revenue from product sales of OLUX Foam, Luxíq Foam, and Evoclin Foam generated by promotional efforts of VPS; paid VPS a fee for the personnel providing the promotional efforts, which are included in selling, general and administrative expense; and bore the marketing costs for promoting the products, including product samples and marketing materials. In January 2006, the parties mutually agreed to discontinue the agreement, and the agreement terminated effective February 10, 2006.
11. Stock Repurchase Program
     On October 31, 2005, our Board of Directors authorized the repurchase of up $50 million of our common stock. As of December 31, 2005, we had repurchased 1.8 million shares of our common stock at a cost of $24.4 million. During the three months ended March 31, 2006, we repurchased an additional 143,000 shares at a cost of $2.2 million.

12. Subsequent Events
SEC Investigation
     We were notified in April 2006 that we are being investigated by the SEC to determine whether the Company, its employees, officers, directors, or others related to the Company may have violated Federal securities laws. The initial document subpoena requested information relating to our announcement in June 2005 that we had received a non-approvable letter from the FDA regarding Velac Gel, as well as specific information related to certain of our wholesale distributors. In May 2006, we announced our decision to restate our prior financial statements. In June 2006, we received a second document subpoena, which appears to be focused primarily on documents related to our wholesale distributors and the forecasted demand for our products. Also in June 2006 we received a comment letter from the SEC Division of Corporate Finance, asking for clarification and additional information related to our Original 10-K. We have devoted substantial time and resources to gather documents and respond to questions. Although the SEC’s requests do not relate directly to the restatement, we concluded that there could be some overlap because the document production to the SEC included information on inventory in the distribution channel which is used in the reserve estimation process. Accordingly we requested that our external advisors review our revenue recognition policies and practices and report their findings directly to our Board of Directors and to our external independent auditors. Our advisors found no evidence to suggest that we had not consistently applied these policies in accordance with GAAP. As a result of this review, including the production responsive to the two subpoenas, we have concluded that there is no evidence of accounting impropriety, fraud or malfeasance related to revenue recognition during the years covered by the restatement. We note, however, that the SEC investigation is ongoing, and the SEC is also continuing to review our response to the June 2006 Comment Letter. Depending on the length, scope, and results of the SEC investigation or any litigation, we could experience an adverse impact in our business, results of operations, financial position and cash flows.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion and analysis should be read in conjunction with the MD&A included in our Annual Report on Form 10-K /A for the year ended December 31, 2005,as amended, and with the unaudited condensed consolidated financial statements and notes to financial statements included in this Report. Our disclosure and analysis in this Report, in other reports that we file with the Securities and Exchange Commission, in our press releases and in public statements of our officers may contain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. They use words such as “anticipate,” “estimate,” “expect,” “will,” “may,” “intend,” “plan,” “believe” and similar expressions in connection with discussion of future operating or financial performance. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. Forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors will be important in determining future results. No forward-looking statement can be guaranteed, and actual results may vary materially from those anticipated in any forward-looking statement. Some of the factors that, in our view, could cause actual results to differ are discussed under the caption “Risk Factors” in our 2005 Annual Report on Form 10-K/A. Our historical operating results are not necessarily indicative of the results to be expected in any future period.
Restatement of Consolidated Financial Statements
     We restated our consolidated financial statements to correct for errors in our estimated accruals for rebates, chargebacks and returns. Please refer to our Annual Report on Form 10-K/A for the year ended December 31, 2005 for a detailed discussion.
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
     On October 31, 2005, our Board of Directors authorized the repurchase of up $50 million of our common stock. As of December 31, 2005, we had repurchased 1.8 million shares of our common stock at a cost of $24.4 million. During the three months ended March 31, 2006, we repurchased an additional 143,000 shares at a cost of $2.2 million.

     In November 2005, we submitted a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for Desiluxtm Foam, a low-potency topical steroid for the treatment of atopic dermatitis, formulated with 0.05% desonide in our proprietary emollient foam delivery vehicle, VersaFoam-EFtm. In March 2006, the FDA accepted the NDA for filing with a user fee date of January 2007.
     In January 2006, we submitted an NDA for Primoluxtm Foam, a super high-potency topical steroid, formulated with 0.05% clobetasol propionate in our proprietary emollient foam delivery vehicle. The FDA accepted the NDA for filing and assigned a user fee goal date of January 2007.
     On February 1, 2006, we acquired the sales organization of PediaMed Pharmaceuticals, Inc., a privately-held pharmaceutical company specializing in the pediatric market, for cash of $12.5 million plus transaction costs of approximately $37,000. We recorded a long-term intangible asset for the assembled workforce of approximately $12.2 million based on a cost approach, which we are amortizing over the estimated useful life of five years. In addition, we recorded $0.3 million for trademark rights acquired in connection with this acquisition. The acquired sales force, consisting of 85 individuals, is promoting our products to selected pediatricians nationwide. We expect to add Desilux Foam, our first drug candidate seeking a pediatric label, to the group’s portfolio upon FDA approval, currently anticipated in September 2006. The acquisition did not include any commercial products sold by the PediaMed sales organization, or rights to any products developed by PediaMed.
     On April 3, 2006, we announced the filing of a Citizen Petition with the FDA to request that any generic products that reference Soriatane® (acitretin) meet several criteria in addition to rigorous bio equivalency testing prior to approval. The criteria outlined in the Citizen Petition will ensure that patients are adequately protected from generic versions of acitretin that might not be comparable in safety and efficacy to the branded product. Subtle differences between Soriatane and a generic acitretin that change the extent or route of metabolism, absorption, distribution or elimination of acitretin can significantly increase the risks associated with the well-known conversion of acitretin to the potent teratogen, etretinate, and therefore reduce the effectiveness of current safeguards to manage these risks. The Citizen Petition outlines several ways in which the FDA can confirm that a generic acitretin is in every way the same as Soriatane, in order to ensure that the labeling instructions and other safeguards put in place for Soriatane are sufficient to give the same level of protection to patients who receive generic acitretin.
     The projects currently in our research and development pipeline in 2006 include Extina® (ketoconazole) Foam, 2%, a potential new treatment for seborrheic dermatitis and Velac® Gel for the treatment of acne, as well as other programs in the preclinical development stage.
Critical Accounting Policies and Estimates
     We made no material changes to our critical accounting policies included in our Annual Report on Form 10-K/A for the year ended December 31, 2005 except as noted below.
Stock-Based Compensation
     On January 1, 2006, we adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
     We use the Black-Scholes option-pricing model which requires the input of highly subjective assumptions, including the option’s expected life, the price volatility of the underlying stock, and the estimated forfeiture rate. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We use a blend of historical volatility of our common stock and implied volatility of tradable forward call and put options to purchase and sell shares of our common stock. Changes in the subjective input assumptions can materially affect the estimate of fair value of options granted and our results of operations could be materially impacted.

     We recognize stock-based compensation as expense over the requisite service periods in our Condensed Consolidated Statements of Operations, using a graded vesting expense attribution approach for unvested stock option awards granted before we adopted SFAS 123R and using the straight-line expense attribution approach for stock option awards granted after we adopted SFAS 123R.
Results of Operations
Net Revenues
     The following table summarizes our gross-to-net sales deductions:

	Three Months Ended
	March 31,
	(In thousands)
	2006	2005
Gross product revenues	$59,499	$52,791
Product returns	(4,615)	(3,747)
Managed care and Medicaid rebates	(4,750)	(5,410)
Chargebacks	(1,694)	(1,897)
Cash discounts and other	(1,491)	(1,532)

Net product revenues	46,949	40,205
     The following table summarizes our net product and royalty and contract revenues.

	Three Months Ended
	March 31,
	(In thousands)
	2006	2005
Net product revenues:
Soriatane	$18,175	$16,364
OLUX Foam	14,809	14,984
Evoclin Foam	7,878	3,040
Luxíq Foam	6,072	5,721
Other	15	96

Total net product revenues	46,949	40,205

Royalty and contract:
Royalty	184	98
Contract	—	83

Total royalty and contract revenues	184	181

Total revenues	$47,133	$40,386

     Our net product revenues were $46.9 million for the three months ended March 31, 2006, compared to $40.2 million for the three months ended March 31, 2005. Total net product revenues increased $6.7 million or 17% in the first three months of 2006 as compared to the same period in 2005 principally as a result of continued sales growth of Evoclin. Beginning in the first quarter of 2006, as a result of improved product pricing planning, we revalue our estimate of product returns using current and anticipated price increases. This resulted in an increase to our returns reserve of $1.1 million and a decrease to our diluted earnings per share of $0.03 for the three months ended March 31, 2006.
     As discussed in further detail under the heading “Use of Information from External Sources” in Note 2 to the Condensed Consolidated Financial Statements, we use information from external sources in our estimates of inventory in the distribution channel. We estimate inventory in the distribution channel using reporting furnished by wholesalers and calculate months’ supply on a weighted average basis by product relative to prescription demand. During the three months ended March 31, 2005, the estimated levels of inventory decreased primarily as a function of increased prescription demand experienced by the wholesalers. Our estimated levels of inventory in the distribution channel as of March 31, 2006 and December 31, 2005 are approximately the following months:

Product	March 31, 2006	December 31, 2005
Soriatane	3.9	4.2
OLUX Foam	3.9	4.6
Evoclin Foam	4.1	4.3
Luxíq Foam	4.4	5.4
Weighted average for all products	4.0	4.6

     In order to facilitate improved management of wholesale inventory levels of all of our products, at the end of 2005 we announced our intention to reduce wholesale inventory levels of our products. On July 10, 2006, we announced that we intend to continue to ship below estimated prescription demand during the remainder of 2006 at a greater rate than originally planned for the year, with a goal of reducing average wholesaler inventory levels to approximately two months on hand by the end of 2006. The rate at which we continue to reduce inventory is subject to many variables, however, including estimates of the amounts currently in inventory at each wholesaler and predictions of end-user prescription demand for our products.
     Because shipments to our wholesalers will be below levels indicated by prescription demand, our net product revenues under U.S. GAAP reported in our quarterly and annual financial statements will be lower than the actual prescription demand levels for our products would suggest. We anticipate that these actions may result in lower levels of accounts receivable due to the reductions in shipments, slower increases or potential decreases in returns and chargeback accruals and accruals for rebates reserves on our balance sheet, and potential write-offs of excess finished goods inventory balances, all of which could affect our liquidity. We also have minimum production obligations with DPT Laboratories, Ltd., or DPT, and may be required to pay fees to DPT if we do not order as much product as projected. Any future changes in prescription demand will impact the amount of inventory reductions necessary to achieve desired levels of inventory in the distribution channel. We believe that our reduction of inventory levels in the distribution channel is consistent with improved wholesaler reporting, improved distribution logistics under centralized warehousing offerings from our two largest wholesalers, and the relative maturity of most of our products.
Cost of Product Revenues
     Our cost of product revenues includes the third party costs of manufacturing OLUX, Luxíq and Evoclin, the cost of Soriatane inventory supplied from Hoffmann-La Roche, Inc., or Roche, depreciation costs associated with Connetics-owned equipment located at the DPT facility in Texas, allocation of overhead, royalty payments based on a percentage of our net product revenues, product freight and distribution costs from Cardinal Health Specialty Pharmaceutical Services, or SPS, and certain manufacturing support and quality assurance costs.
     We recorded cost of product revenues of $3.9 million for the three months ended March 31, 2006, compared to $3.8 million for the three months ended March 31, 2005.
Amortization of Intangible Assets
     We recorded amortization expenses of $3.9 million for the three months ended March 31, 2006, compared to $3.4 million for the three months ended March 31, 2005, for an increase of $0.5 million. The increase was attributable to $0.5 million of amortization this quarter related to the identified intangibles recorded from the acquisition of the pediatric sales organization from PediaMed.
Research and Development
     R&D expenses include costs of personnel to support our research and development activities, costs of preclinical studies, costs of conducting our clinical trials (such as clinical investigator fees, monitoring costs, data management and drug supply costs), external research programs and an allocation of facilities costs. Year to year changes in R&D expenses are primarily due to the timing and size of particular clinical trials, as well as the recognition of stock-based compensation in the current year due to the adoption of SFAS 123(R).

     For the three months ended March 31, 2006, research and development costs increased to $8.2 million from $5.9 million in the same period in 2005, for an increase of $2.3 million or 39%. The increase was primarily attributable to the $0.8 million filing fee for the PrimoluxTM Foam NDA, $0.5 million of increased clinical trial activity in 2006 as compared to 2005, $0.3 million of increased headcount-related costs and $0.2 million resulting from the recognition of stock-based compensation due to the adoption of SFAS 123(R).
Selling, General and Administrative Expenses
     Selling, general and administrative expenses include expenses and costs associated with finance, legal, insurance, marketing, sales, and other administrative matters.
     Selling, general and administrative expenses were $30.4 million for the three months ended March 31, 2006, compared to $27.8 million for the comparable period in 2005 for an increase of $2.6 million or 9%. The increase primarily consists of $1.6 million in increased personnel costs in our sales department, primarily due to the purchase of PediaMed, $1.2 million resulting from the recognition of stock-based compensation in 2006 and $0.4 million for increased legal, audit, tax and other administrative expenses, partially offset by $0.8 million in decreased direct and indirect promotional activities.
Stock-based Compensation
     On January 1, 2006, we adopted the provisions of SFAS 123R requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore, have not restated our financial results for prior periods. Total stock-based compensation expense resulting from stock options, non vested stock awards and our Employee Stock Purchase Plan included in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2006 was $1.4 million.
     Prior to the adoption of SFAS 123R, we approved the acceleration of vesting for “out-of-the-money” unvested incentive and non-qualified stock options previously awarded to employees and outside directors with option exercise prices equal to or greater than $18.00 effective November 7, 2005. This action was taken to reduce the impact of compensation expense that we would otherwise be required to recognize in our consolidated statements of operations pursuant to SFAS 123R beginning January 1, 2006. As a result of the acceleration, our pro forma stock-based employee compensation expense for 2005 increased $8.5 million, which represents the amount by which we reduced the stock-based compensation expense we would otherwise have been required to recognize on a pre-tax basis over fiscal years 2006, 2007 and 2008.
     Prior to the adoption of SFAS 123R, we applied SFAS 123, amended by SFAS 148, which allowed companies to apply the existing accounting rules under Accounting Principles Board Opinion 25, or APB 25, and related Interpretations. Accordingly, we did not recognize any compensation in our financial statements in connection with stock options granted to employees when those options had exercise prices equal to or greater than fair market value of our common stock on the date of grant.
     As of March 31, 2006, there was $9.0 million (before any related tax benefit) of total unrecognized compensation cost related to non vested stock-based compensation that is expected to be recognized over a weighted-average period of approximately 2.2 years.
Interest and other income (expense), net
     Interest income was $2.2 million for the three months ended March 31, 2006, compared to $0.5 million for the three months ended March 31, 2005. The increase in interest income was the result of higher average cash and investment balances for a full three months in 2006 in connection with the cash proceeds related to the $200 million convertible senior notes issued in March 2005.
     Interest expense was $1.9 million for the three months ended March 31, 2006, compared to $0.8 million for the same period in 2005. The increase in interest expense was primarily due to a full three months of interest expense in 2006 related to the sale of convertible senior notes in March 2005.

Provision for Income Taxes
     We recognized income tax expense of $81,000 for the three months ended March 31, 2006 related to withholding taxes and foreign income tax incurred during the quarter related to our foreign operations. For the three months ended March 31, 2005, we recognized an income tax expense of $105,000 million primarily related to U.S Federal income taxes.
Liquidity and Capital Resources
Working Capital
     We have financed our operations to date primarily through proceeds from equity and debt financings, and net product revenues. Cash, cash equivalents and marketable securities totaled $244.2 million at March 31, 2006, down from $271.1 million at December 31, 2005. Of the $26.9 million decrease, $12.5 million is related to the acquisition of the PediaMed sales organization, $3.0 million is related to incentive payments made in the first quarter of 2006 and $2.2 million is related to the repurchase of 143,000 shares of our stock.
     Working capital at March 31, 2006 was $220.8 million compared to $245.6 million at December 31, 2005 representing a $27.6 million decrease in current assets and a $2.8 million decrease in current liabilities. Significant changes in working capital during 2006 can be summarized as follows:

Fluctuation in Current Assets	Explanation
$19.3 million increase — accounts receivable, net	Increase is primarily a result of the timing of shipments and cash receipts in March 2006 versus December 2005.

$53.2 million decrease — marketable securities	At March 31, 2006 $20.1 million of investments were classified as long-term assets, whereas, at December 31, 2005 all of our investments were classified as current assets. We classify our investments based on their maturity date.

Fluctuation in Current Liabilities	Explanation
$2.9 million decrease— accrued and other current liabilities	Decrease is a result of timing of payments made in the quarter ended March 31, 2006 versus December 2005.
Capital Expenditures
     We made capital expenditures of $0.5 million for the three months ended March 31, 2006 compared to $1.4 million for the same period in 2005. The expenditures in 2006 were primarily for computer software and equipment. The expenditures in 2005 were primarily for leasehold improvements on, and laboratory equipment purchased for, our new corporate headquarters, which we occupied at the end of February 2005.
     On February 1, 2006, we acquired the sales organization of PediaMed Pharmaceuticals, Inc., a privately-held pharmaceutical company specializing in the pediatric market, which resulted in a cash payment of $12.5 million in the first quarter of 2006.
Capital Resources
     We believe our existing cash, cash equivalents and marketable securities and cash generated from product sales will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the foreseeable future. $20.1 million of our investments have been classified as long-term at March 31, 2006 based on their maturity date. We cannot be certain what our future net product revenues will be. Our product sales may be impacted by patent risks and competition from new products.

     The amount of capital we require for operations in the future depends on numerous factors, including the level of net product revenues, the extent of commercialization activities, the scope and progress of our clinical research and development programs, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, and enforcing patent claims and other intellectual property rights, and competing technological and market developments. If we need funds in the future to in-license or acquire additional marketed or late-stage development products, a portion of the funds may come from our existing cash, which will result in fewer resources available to our current products and clinical programs. In order to take action on business development opportunities we may identify in the future, we may need to use some of our available cash, or raise additional cash by liquidating some of our investment portfolio and/or raising additional funds through equity or debt financings.
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
     On October 31, 2005, our Board of Directors authorized the repurchase of up $50 million of our common stock. As of December 31, 2005, we had repurchased 1.8 million shares of our common stock at a cost of $24.4 million. During the three months ended March 31, 2006, we repurchased an additional 143,000 shares at a cost of $2.2 million.
Contractual Obligations and Commercial Commitments
     Our commitments, including those disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2005, consist primarily of operating lease agreements for our facilities as well as minimum purchase commitments under one of our contract manufacturing agreements, minimum royalty commitments under one of our license agreements, and non cancelable purchase orders.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in the reported market risks or foreign currency exchange risks from those reported under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K/A for the year ended December 31, 2005.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating its controls and procedures.
     In connection with the restatement of our financial statements, we reevaluated our disclosure controls and procedures at December 31, 2005. The evaluation was performed under the supervision and with the participation of Company management, including the CEO and the CFO, to assess the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Exchange Act). Based on that evaluation, our management, including the CEO and the CFO, concluded that Connetics’ disclosure controls and procedures were not effective as of March 31, 2006, because we discovered the errors related to the restatement after the quarter ended March 31, 2006.
Management’s Report on Internal Control Over Financial Reporting
     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. After we filed our Original Form 10-K for the year ended December 31, 2005, we identified errors in our accruals for rebates, chargebacks and returns and, as a result, restated our previously filed consolidated financial statements for the three years in the period ended December 31, 2005. We determined that these errors resulted from material weaknesses in our internal control over financial reporting related to the processes for establishing those accruals, specifically: (a) insufficient controls over the design of the methodology, development of the assumptions, and corroboration of the inputs used in estimating accruals for rebates, chargebacks and product returns, and (b) insufficient involvement of and communication between relevant finance and operational personnel in the estimation processes.
     Due to the material weaknesses described above, and because these weaknesses were not remediated as of March 31, 2006, we have concluded that we did not maintain effective internal control over financial reporting as of March 31, 2006.
Changes in Internal Control over Financial Reporting
     Except as disclosed in our Annual Report on Form 10-K/A, there have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2006.

Remediation of Material Weaknesses
     Since March 31, 2006, we have implemented, or plan to implement, certain measures to remediate the identified material weaknesses and to enhance our internal control over financial reporting. As of the date of the filing of this Quarterly Report on Form 10-Q, we have implemented the following measures:
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

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     Please also read Item 1 in our Annual Report on Form 10-K for the year ended December 31, 2005,as amended, where we have described our business and the challenges and risks we may face in the future.
     There are many factors that affect our business and results of operations, some of which are beyond our control. In our Annual Report on Form 10-K/A we list some of the important factors that may cause the actual results of our operations in future periods to differ materially from the results currently expected or desired. Due to these factors, we believe that quarter-to-quarter comparisons of our results of operations are not a good indication of our future performance. The factors discussed in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K/A in particular under the “Risk Factors” section, should be carefully considered when evaluating our business and prospects.
     Material changes to our Risk Factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2005, as amended, are required to be disclosed in this filing.
Our Business Strategy May Cause Fluctuating Operating Results
     Our operating results and financial condition may fluctuate from quarter to quarter and year to year depending upon the relative timing of events or uncertainties that may arise. For example, the following events or occurrences could cause fluctuations in our financial performance from period to period:
•	the restatement of our financial statements for the five years ended December 31, 2005, as further discussed in our Annual Report on Form 10-K/A filed July 24, 2006, and the related delayed filing of our Quarterly Report on Form 10-Q for the three months ended March 31, 2006,

•	our pending SEC investigation,

•	quarterly variations in results,

•	any decision by NASDAQ Global Market to delist our common stock,

•	the timing of new product introductions,

•	clinical trial results and regulatory developments,

•	competition, including both branded and generic,

•	business and product market cycles,

•	fluctuations in customer requirements,

•	the availability and utilization of manufacturing capacity,

•	the timing and amounts of royalties paid to us by third parties, and

•	issues with the safety or effectiveness of our products.

We face additional risks and costs as a result of the delayed filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2006 and our recent financial restatement.
     As a result of the delayed filing of our Form 10-Q for the quarter ended March 31, 2006, and the restatement of our financial statements for the year ended December 31, 2005 and the related interim periods, we have experienced additional risks and costs. The restatement has been time-consuming, required us to incur additional expenses and has affected management’s attention and resources. Further, the measures to strengthen internal controls being implemented may require greater management time and company resources to implement and monitor. In addition, measures being implemented as a result of this examination, described in Item 4 “Controls and Procedures” of this Form 10-Q, may adversely affect our operations.
     In addition, we have been informed by the NASDAQ staff that the continued listing of our common stock is conditioned on our timely filing of all periodic reports under the Securities Exchange Act of 1934, such as our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, for all reporting periods ending on or before December 31, 2006. Should we fail to timely make any such filing, NASDAQ has informed us that we will not be entitled to a new hearing with the NASDAQ staff and our common stock may be transferred to the NASDAQ SmallCap Market, provided we could demonstrate compliance with applicable maintenance criteria for such market and an ability to sustain long-term compliance, or immediately delisted from the NASDAQ National Market. The NASDAQ staff has reserved the right to reconsider the terms of the foregoing exception permitting continued listing of our common stock upon a review of our publicly filed financial statements or if any event, condition or circumstance that exists or develops that would, in the opinion of the staff, make continued listing of our stock inadvisable or unwarranted.
     Finally, as a result of our delayed filing of our Form 10-Q, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for one year. We may use Form S-1 to raise capital or complete acquisitions, which could increase transaction costs and adversely affect our ability to raise capital or complete acquisitions of other companies during this period.

Item 2. Purchase of Equity Securities by the Issuer
     On October 31, 2005, our Board of Directors authorized the repurchase of up $50 million of our common stock. The authorization expires at the earlier of December 31, 2006 or when we have purchased $50 million of our common stock. As of December 31, 2005, we had repurchased 1.8 million shares of our common stock at an average price paid per share of $13.51. During the three months ended March 31, 2006, we repurchased an additional 143,000 shares at an average price per share of $15.02. Certain information regarding our purchases of common stock under our repurchase program during the three months ended March 31, 2006 is set forth in the table below.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	That May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	Per Share	Programs	Plans or Programs
January 1 - 31, 2006	—	$—	—	$25,700,000
February 1 - 28, 2006	143,104	15.02	143,104	23,500,000
March 1 - 31, 2006	—	—	—	23,500,000

Total	143,104	$15.02	143,104	$23,500,000

Item 5. Other Information
Long Term Incentive Plan
     On March 16, 2006 the Compensation Committee of our Board of Directors recommended and our Board approved the terms of our Long Term Incentive Plan for the Company’s management, including its executive officers. This approval included the performance criteria for the vesting of restricted stock awards as approved by the Compensation Committee on January 27, 2006, and disclosed on Form 8-K on March 7, 2006. The Long Term Incentive Plan approved on March 16, 2006 also includes cash awards made pursuant to our 2006 Management Incentive Plan. These cash awards are tied to performance goals applicable to each employee eligible for such an award. Cash awards made in 2006 vest over a one-year period and, to the extent earned, will be paid in equal amounts in 2007 and 2008.
SEC Investigation
     We were notified in April 2006 that we are being investigated by the SEC to determine whether the Company, its employees, officers, directors, or others related to the Company may have violated Federal securities laws. The initial document subpoena requested information relating to our announcement in June 2005 that we had received a non-approvable letter from the FDA regarding Velac Gel, as well as specific information related to certain of our wholesale distributors. In May 2006, we announced our decision to restate our prior financial statements. In June 2006, we received a second document subpoena, which appears to be focused primarily on documents related to our wholesale distributors and the forecasted demand for our products. Also in June 2006 we received a comment letter from the SEC Division of Corporate Finance, asking for clarification and additional information related to our Original 10-K. We have devoted substantial time and resources to gather documents and respond to questions. Although the SEC’s requests do not relate directly to the restatement, we concluded that there could be some overlap because the document production to the SEC included information on inventory in the distribution channel which is used in the reserve estimation process. Accordingly we requested that our external advisors review our revenue recognition policies and practices and report their findings directly to our Board of Directors and to our external independent auditors. Our advisors found no evidence to suggest that we had not consistently applied these policies in accordance with GAAP. As a result of this review, including the production responsive to the two subpoenas, we have concluded that there is no evidence of accounting impropriety, fraud or malfeasance related to revenue recognition during the years covered by the restatement. We note, however, that the SEC investigation is ongoing, and the SEC is also continuing to review our response to the June 2006 Comment Letter. Depending on the length, scope, and results of the SEC investigation or any litigation, we could experience an adverse impact in our business, results of operations, financial position and cash flows.
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
Unresolved Staff Comments
     On June 2, 2006, we received a letter from the staff of the SEC’s Division of Corporation Finance, notifying us that they had reviewed our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2005 and requesting that we provide the SEC with additional information. One of the comments in the SEC’s letter suggests we could enhance our disclosure regarding product returns, rebates and chargebacks, and accordingly relates to the same matters that are the subject of the restatement of our financial statements.
     On June 20, 2006, we provided the SEC with the supplemental analyses and information requested by the SEC staff. As of the date of the filing of this Form 10-Q, the staff continues to review our responses and, therefore, these comments remain unresolved.

Item 6. Exhibits

Exhibit
Number	Description
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1 ††	Section 1350 Certification of the Chief Executive Officer

32.2 ††	Section 1350 Certification of the Chief Executive Officer

*	Portions of this exhibit have been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portions.

††	The certifications attached as Exhibits 32.1 and 32.2 that accompany this quarterly report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Connetics Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Connetics Corporation

By:	/s/ John L. Higgins

John L. Higgins
Chief Financial Officer Executive Vice President, Finance and Corporate Development
Date: July 24, 2006

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1 ††	Section 1350 Certification of the Chief Executive Officer

32.2 ††	Section 1350 Certification of the Chief Executive Officer

*	Portions of this exhibit have been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portions.

††	The certifications attached as Exhibits 32.1 and 32.2 that accompany this quarterly report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Connetics Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.