Form 10-Q
period 2006-06-30
CONNETICS CORP
filed 2006-08-14
CIK 1004960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 31, 2006, 34,417,675 shares of the Registrant’s common stock at $0.001 par value, were outstanding.

CONNETICS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONNETICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$49,817	$29,988
Marketable securities	192,700	241,108
Restricted cash — current	1,000	1,000

Accounts receivable, net of cash discounts and allowances	22,821	11,100
Inventory	8,228	7,485
Other current assets	21,933	21,938

Total current assets	296,499	312,619
Long-term investments	13,176	—
Property and equipment, net	14,303	14,438
Restricted cash — long term	3,059	3,059
Goodwill	6,271	6,271
Other intangibles, net	113,272	108,789
Other assets	12,042	12,313

	$458,622	$457,489

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	$17,215	$16,609
Product-related liabilities	33,092	35,371
Other accrued liabilities	14,674	15,075

Total current liabilities	64,981	67,055

Convertible senior notes	290,000	290,000
Other non-current liabilities	650	517
Commitments and contingencies
Stockholders’ Equity:
Common stock	34	37
Treasury stock	(62,603)	(60,447)
Additional paid-in-capital	254,484	247,880
Accumulated deficit	(89,128)	(88,080)
Accumulated other comprehensive income	204	527

Total stockholders’ equity	102,991	99,917

Total liabilities and stockholders’ equity	$458,622	$457,489

See accompanying notes to condensed consolidated financial statements.

CONNETICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		2005		2005
	2006	(restated)	2006	(restated)
Net revenues:
Product	$43,620	$45,338	$90,569	$85,543
Royalty and contract	222	130	406	311

Total net revenues	43,842	45,468	90,975	85,854
Operating costs and expenses:

Cost of product revenues (excluding amortization of acquired product rights)	4,007	4,982	7,926	8,748
Amortization of intangible assets	4,153	3,400	8,055	6,799
Research and development	8,020	8,957	16,202	14,855
Selling, general and administrative	31,037	25,356	61,402	53,165

Total operating costs and expenses	47,217	42,695	93,585	83,567

Income (loss) from operations	(3,375)	2,773	(2,610)	2,287
Interest and other income (expense):
Interest income	2,758	1,845	5,000	2,322
Interest expense	(1,865)	(1,860)	(3,730)	(2,631)
Other income (expense), net	(19)	(4)	33	(63)

Income (loss) before income taxes	(2,501)	2,754	(1,307)	1,915
Income tax provision (benefit)	(340)	153	(259)	258

Net income (loss)	$(2,161)	$2,601	$(1,048)	$1,657

Net income (loss) per share:
Basic	$(0.06)	$0.07	$(0.03)	$0.05

Diluted	$(0.06)	$0.07	$(0.03)	$0.04

Shares used to compute basic and diluted net income (loss) per share:
Basic	33,740	34,825	33,693	35,259

Diluted	33,740	37,093	33,693	37,785

See accompanying notes to condensed consolidated financial statements.

CONNETICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
		2005
	2006	(restated)
Cash flows from operating activities:
Net income	$(1,048)	$1,657
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,201	772
Amortization of intangible assets	8,055	6,799
Amortization of convertible senior notes offering costs	717	550
Allowance for cash discounts and doubtful accounts	181	(49)
Stock compensation expense	2,565	9
Changes in assets and liabilities:
Accounts receivable	(11,902)	1,224
Other assets	(344)	(3,821)
Inventory	(711)	(2,375)
Accounts payable	735	984
Product-related accruals	(2,279)	12,249
Accrued and other current liabilities	(399)	1,710
Other non-current liabilities	133	51

Net cash (used in) provided by operating activities	(3,096)	19,760

Cash flows from investing activities:
Purchases of marketable securities	(60,744)	(238,682)
Sales and maturities of marketable securities	95,600	54,981
Transfer to restricted cash	—	(96)
Purchases of property and equipment	(1,201)	(3,088)
Acquisition of sales force	(12,537)	—

Net cash provided by (used in) investing activities	21,118	(186,885)

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	193,625
Repurchases of common stock	(2,156)	(35,000)
Proceeds from exercise of stock options and employee stock purchase plan, net of repurchases of unvested shares	4,036	4,860

Net cash provided by financing activities	1,880	163,485

Effect of foreign currency exchange rate changes on cash and cash equivalents	(73)	(59)

Net change in cash and cash equivalents	19,829	(3,699)
Cash and cash equivalents at beginning of period	29,988	18,261

Cash and cash equivalents at end of period	$49,817	$14,562

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
Interim Financial Information
          We prepared the accompanying unaudited condensed consolidated financial statements of Connetics Corporation, or Connetics, in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and in compliance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. We believe that we have included all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. The balance sheet as of December 31, 2005 has been derived from audited financial statements.
          Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For a better understanding of Connetics and its financial statements, we recommend reading these unaudited condensed consolidated financial statements and notes in conjunction with the audited consolidated financial statements and notes to those financial statements for each of the three years in the period ended December 31, 2005, as restated, which are included in our Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission, or SEC.
Principles of Consolidation
          The accompanying condensed consolidated financial statements include the accounts of Connetics and its subsidiaries, Connetics Holdings Pty Ltd., and Connetics Australia Pty Ltd. We have eliminated all intercompany accounts and transactions in consolidation. We reclassified certain amounts in our prior year condensed consolidated statements of cash flows to conform to the current period presentation. On the condensed consolidated statements of cash flows, we reclassified activity in restricted cash from a financing activity to an investing activity for the six months ended June 30, 2005.
Use of Estimates
          We have prepared our condensed consolidated financial statements in conformity with GAAP. Such preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates based upon future events.
          We evaluate our estimates on an on-going basis. In particular, we regularly evaluate estimates related to revenue reserves, recoverability of accounts receivable and inventory, intangible assets, and assumed liabilities related to acquired product rights, accrued liabilities for clinical trial activities and indirect promotional expenses. We base our estimates on historical experience and on various other specific assumptions that we believe to be reasonable under the circumstances. Those estimates and assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates depending on the outcome of future events, although we believe that the estimates and assumptions upon which we rely are reasonable based on information available to us at the time they are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.
Restatement of Prior Period Information
          Financial results for the three and six months ended June 30, 2005 have been restated to correct for errors in our estimated accruals for rebates, chargebacks and returns. Refer to our Annual Report on Form 10-K/A for the year ended December 31, 2005 for a detailed discussion of the restatement.

Recent Accounting Pronouncements
          In July 2006 the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective beginning with the first annual period after December 15, 2006. We are still evaluating what impact, if any, the adoption of this standard will have on our financial position or results of operations.
2. Significant Accounting Policies
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
          We recognize product revenues net of allowances and accruals for estimated returns, rebates, chargebacks and discounts. We estimate allowances and accruals based primarily on our past experience. We also consider the volume and price mix of products in the retail channel, trends in distributor inventory, trends in patient mix, economic trends that might impact patient demand for our products (including competitive environment) and other factors. In addition, in December 2005 we began to use information about products in the wholesaler channel furnished to us in connection with distribution service agreements entered into in late 2004 and 2005. The sensitivity of our estimates can vary by program, type of customer and geographic location. In addition, estimates associated with U.S. Medicaid and contract rebates and returns are subject to adjustments based on new and updated business factors, in part due to the time delay between the recording of the accrual and its ultimate settlement, an interval that can range up to one year for rebates and up to several years for returns. Because of this time lag, in any given quarter our estimates of returns, rebates and chargebacks recorded in prior periods may be adjusted to reflect current business factors.
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

          We estimate the rate of future product returns based on our historical experience using the most recent three years’ data, the relative risk of return based on expiration date and other qualitative factors that could impact the level of future product returns, such as competitive developments, product discontinuations and our introduction of new products. We assess the risk of return on a production lot basis and apply our estimated return rate to the units at risk for return. Beginning in the first quarter of 2006, as a result of improved product pricing planning, we revalue our estimate of product returns using current and anticipated price increases. This resulted in an increase to our returns reserve of $1.1 million and an increase in our net loss per share of $0.03 for the six months ended June 30, 2006. We monitor inventories held by our distributors as well as prescription trends to help us assess the rate of return. In situations where we are aware of products in the distribution channel nearing their expiration date, we analyze the situation and if the analysis indicates that product returns will be larger than previously expected, we will adjust the product return accrual in which our analysis indicates the adjustment is necessary. If a product begins to face significant competition from generic products, we will give particular attention to the possible level of returns. To date, none of our products has direct generic competition.
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

          Medicare Part D programs offered by managed care organizations, which began to provide prescription drug benefit coverage effective January 1, 2006, were expected by us to reduce the number of Medicaid eligible prescriptions processed by state Medicaid programs. Accordingly, our rebate reserves for 2005 and the first quarter of 2006 were established based on our estimate of the pending impact of these programs. Based on Medicaid claims recently received attributable to prescriptions filled for the first three months of 2006, the reduction in prescriptions processed by state Medicaid programs was significantly greater than the reduction we had originally estimated. In late July and August, we conducted a review of the impact of the Medicare Part D programs on claims activity including discussions with all significant state programs to ensure all of the claims relating to the first three months had been received. We anticipate that Medicare Part D programs will continue to reduce the prescriptions processed by, and therefore rebates to, state Medicaid programs in the future relative to prior years. Based on this review we revised our estimate of the impact of these programs and as a result during the second quarter we released approximately $2.9 million of Medicaid rebate reserves accrued at March 31, 2006. This change in estimate and related adjustment resulted in corresponding positive contribution to our net product revenues for the three and six months ended June 30, 2006 and decreased our net loss by $0.09 per share for the three and six months ended June 30, 2006. The impact of Medicare Part D programs will continue to be evaluated and as additional market data and rebate claims activity become known the estimated rebate claims reserve will be adjusted accordingly.
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

Stock-Based Compensation
          On January 1, 2006, we adopted the provisions of SFAS 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
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
3. Net Income (Loss) Per Share
          We compute basic net income (loss) per common share by dividing net income by the weighted average number of unrestricted common shares outstanding during the period.
          The calculation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		2005		2005
(in thousands, except per share amounts)	2006	(restated)	2006	(restated)
Net income (loss), as reported	$(2,161)	$2,601	$(1,048)	$1,657

Weighted average shares outstanding	34,299	34,825	34,145	35,259

Weighted-average restricted shares subject to repurchase	(559)	—	(452)	—

Basic weighted-average shares outstanding	33,740	34,825	33,693	35,259

Dilutive stock options and restricted shares subject to repurchase	—	2,268	—	2,526

Diluted weighted-average shares outstanding	33,740	37,093	33,693	37,785

Net income (loss) per share:
Basic	$(0.06)	$0.07	$(0.03)	$0.05

Diluted	$(0.06)	$0.07	$(0.03)	$0.04

          In calculating diluted net income (loss) per share, we excluded the following shares, as the effect would be anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Options	4,732	1,480	4,933	1,247
Restricted Stock	64	—	597	—
Convertible debt	4,203	4,203	4,203	4,203

Total	8,999	5,683	9,733	5,450

          In 2006 and subsequent years, our dilutive securities may include incremental shares issuable upon conversion of all or part of the $200 million in 2.00% convertible senior notes currently outstanding. The conversion feature of these notes is triggered when our common stock reaches a certain market price and, if triggered, may require us to pay a stock premium in addition to redeeming the accreted principal amount for cash. The $200 million principal amount can only be redeemed for cash, and therefore, has no impact on the diluted earnings per share calculation. In accordance with the consensus from EITF No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” we will include the dilutive effect of the notes in our calculation of net income per diluted share when the impact is dilutive. The conversion feature of these notes was not included as the notes had no dilutive effect on our computation of net income (loss) per share for the three and six month periods ended June 30, 2006 and 2005.
4. Stock-Based Compensation
          On January 1, 2006, we adopted the provisions of SFAS 123R, requiring us to measure and recognize compensation expense for all stock-based awards at fair value. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for the impact of SFAS 123R on prior periods. Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2006 includes compensation expense for all stock-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
          Stock-based compensation is recognized as expense over the requisite service periods in our Condensed Consolidated Statement of Operations for the three and six month periods ended June 30, 2006 using a graded vesting expense attribution approach for unvested stock option awards granted prior to the adoption of SFAS 123R and using the straight-line expense attribution approach for stock option awards granted after the adoption of SFAS 123R. We record stock-based compensation expense net of expected forfeitures. The following table sets forth the total stock-based compensation expense resulting from stock options, non-vested stock awards and our Employee Stock Purchase Plan, or “Purchase Plan,” included in our Condensed Consolidated Statement of Operations.

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
(in thousands, except per share amounts)	2006	2006
Cost of product revenues	$—	$—
Research and development	315	560
Selling, general and administrative	863	2,025

Stock-based compensation expense before income tax provision	1,178	2,585
Income tax provision	—	—

Total stock-based compensation expense after income tax provision	$1,178	$2,585

Stock-based compensation expense per share:
Basic and diluted	$0.03	$0.08

Weighted average shares outstanding:
Basic and diluted	33,740	33,693

          The fair value of the options vested for the six months ended June 30, 2006 was $1.8 million. As of June As of June 30, 2006, there was $9.3 million (before any related tax benefit) of total unrecognized compensation cost related to unvested stock-based compensation that is expected to be recognized over a weighted-average period of approximately 2.2 years.
          We received net cash from the exercise of stock options of $1.1 million for the three months ended June 30, 2006, and $4.0 million for the six months ended June 30, 2006. Net cash proceeds from the exercise of stock options were $3.0 million and $4.9 million for the three and six months ended June 30, 2005, respectively. We did not realize any income tax benefit from stock option exercises during the three and six months ended June 30, 2006 and 2005. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.
          Prior to the adoption of SFAS 123R, we applied SFAS 123, amended by SFAS 148, which allowed companies to apply the existing accounting rules under APB 25 and related Interpretations. Accordingly, we did not recognize any compensation expense in our financial statements in connection with stock options granted to employees when those options had exercise prices equal to or greater than fair market value of our common stock on the date of grant. We also did not record any compensation expense in connection with our Purchase Plan as long as the purchase price was not less than 85% of the fair market value at the beginning or end of each offering period, whichever was lower. As required by SFAS 148 prior to the adoption of SFAS 123R, we provided pro forma net income (loss) and pro forma net income (loss) per share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied.
          The following table illustrates the effect on net income (loss) after tax and net income (loss) per share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three and six months ended June 30, 2005:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
(in thousands, except per share amounts)	(restated)	(restated)
Net income, as reported	$2,601	$1,657
Add: Stock-based compensation expense, net of related tax effects	5	9

Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(4,330)	(8,278)

Pro forma net loss	$(1,724)	$(6,612)

Net income (loss) per share:
Basic, as reported	$0.07	$0.05
Diluted, as reported	$0.07	$0.04
Basic, pro forma	$(0.05)	$(0.19)
Diluted, pro forma	$(0.05)	$(0.19)
          The pro forma stock-based compensation expense determined under the fair value method for the six months ended June 30, 2005 of $8.3 million, as reported above, differs from the previously reported pro forma amount of $9.7 million. The previously reported amount erroneously included the expense related to our Purchase Plan for the full year of 2005 rather than only the six month period ended June 30, 2005.
          The weighted average fair value of options granted, based on the assumptions and criteria discussed below, was $6.45 and $6.85 per share for the three and six months ended June 30, 2006, respectively; and $10.32 and $9.80 per share for the three and six months ended June 30, 2005, respectively.
          The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Stock Option Plans		Stock Option Plans
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Expected stock volatility	51.5%	46.3%	51.2%	47.1%
Risk-free interest rate	5.0%	3.9%	4.7%	3.6%

Expected life (in years)	4.5	4.0	4.1	4.0
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

	Stock Purchase Plan
	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
Expected stock volatility	54.5%	50.2%
Risk-free interest rate	1.8%	1.7%
Expected life (in years)	1.3	1.4
Expected dividend yield	0.0%	0.0%

          We estimated the fair value of each option grant on the date of the grant using the Black-Scholes valuation model. The expected life of the options represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules, option cancellations and the historical exercise patterns we have experienced. For the three and six month periods ended June 30, 2006, we estimate the expected stock price volatility based on a combination of our common stock’s historical volatility and the implied volatility of tradable forward call and put options to purchase and sell shares of our stock. For the three and six month periods ended June 30, 2005, we estimated expected stock volatility primarily using a combination of the historical volatility of our stock and our peers’ stock, and to a lesser extent, the implied volatility as described above. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. We have reduced gross compensation expense to account for estimated forfeitures, because the expense related to stock option awards recognized on adoption of SFAS 123R is based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures based on our historical experience.
          Through November 30, 2005, our Purchase Plan permitted eligible employees to purchase our common stock through payroll deductions at a price equal to the lower of 85% of the fair market value at the beginning or end of the offering period, which was two years. On December 1, 2005, we modified the Purchase Plan so that employee purchases were made at 85% of the fair market value of our common stock at the end of each six month offering period. The elimination of the “look back” period as well as a decrease in employee participation in the Purchase Plan has resulted in a significant decrease of the expense related to the Purchase Plan in 2006 and simplified the calculation of the related stock-based compensation to represent 15% of the contributions to the Purchase Plan. We recognized $56,000 and $145,000 in stock-based compensation expense related to the Purchase Plan during the three and six months ended June 30, 2006, respectively. Stock-based compensation expense related to the Purchase Plan recognized in our pro forma disclosure was $523,000 and $723,000 for the three and six month periods ended June 30, 2005, respectively.
          On January 27, 2006, we granted 475,000 shares of restricted stock in lieu of option grants to members of our executive management. Of the total awards, 50% are subject to time-based vesting and the remaining 50% are subject to both performance-based and time-based vesting with certain 2006 performance goals determined by the Compensation Committee. For all of the shares subject to time-based vesting and the shares ultimately issued based on performance, the vesting restriction for one-half will lapse on February 1, 2008 and the remaining one-half will lapse February 1, 2009. At this time we do not expect the performance criteria to be met and have not expensed the compensation for the restricted stock grants which have performance-based criteria that must be met for the award to be earned. On February 1, 2006, we also granted 58,000 shares of restricted stock in lieu of option grants to certain management individuals; all of those shares are subject only to time-based vesting. Of the total awards, the restriction for one-third lapses on the first anniversary and one-sixth each six months thereafter. On May 22, 2006 we granted an additional 60,000 shares of restricted stock in lieu of annual option grants to our Board of Directors. The restriction on these awards lapses one year from the date of grant. We did not grant restricted stock prior to January 1, 2006. We recognized approximately $431,000 and $672,000 of compensation expense for the grants subject to time-based vesting criteria during the three and six month periods ended June 30, 2006, respectively. The weighted average fair value of restricted stock granted, determined using the Black-Scholes model, was $13.10 per share for the three months ended June 30, 2006 and $14.88 per share for the six months ended June 30, 2006, respectively.
Employee Stock Plans
          We have seven plans pursuant to which we have granted stock options to employees, directors, and consultants. In general, all of the plans authorize the grant of stock options vesting at a rate to be set by the Board or the Compensation Committee. Generally, stock options under all of our employee stock plans become exercisable at a rate of 25% per year for a period of four years from date of grant. The plans require that the options be exercisable at a rate no less than 20% per year. The exercise price of stock options under the employee stock plans generally meets the following criteria: exercise price of incentive stock options must be at least 100% of the fair market value on the grant date, exercise price of non-statutory stock options must be at least 85% of the fair market value on the grant date, and exercise price of options granted to 10% (or greater) stockholders must be at least 110% of the fair market value on the grant date. The 1995 Director’s Plan expired on January 1, 2006. The 2000 Non- Officer Stock Plan, the 2002 Employee Stock Plan and the International Stock Incentive Plan do not permit the grant of incentive stock options. The weighted stock options under all of our employee stock plans have a term of ten years from date of grant. Below is a general description of the plans from which we are currently granting stock options.

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
          Inducement Stock Option Grants. In 2005, the Compensation Committee of the Board of Directors approved a pool of 600,000 shares to be granted to certain employees. Pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A)(iv), we issue a press release for all inducement grants disclosing the grants and their material terms.
          Summary of All Option Plans and Non-Plan Grants. The following table summarizes information concerning stock options outstanding under all of our stock option plans and certain grants of shares and options outside of our plans. Options canceled under terminated plans are no longer available for grant.

		Options Outstanding
	Shares		Weighted
	Available	Number	Average
	for	of	Exercise
	Grant	Shares	Price
Balance, December 31, 2004	372,082	6,837,909	$12.64

Additional shares authorized	1,675,356	—	—
Options granted	(1,730,887)	1,730,887	22.05
Options exercised	—	(713,747)	8.93
Options canceled, expired or forfeited	474,797	(474,797)	18.90

Balance, December 31, 2005	791,348	7,380,252	$14.80
Additional shares authorized	1,277,543	—	—
Options granted	(753,130)	753,130	15.12
Restricted shares granted	(596,620)	—	—
Options exercised	—	(349,805)	9.68
Options cancelled, expired or forfeited (1)	302,583	(352,079)	18.68
Options cancelled due to an expired plan (2)	(70,000)	—	—

Balance, June 30, 2006	951,724	7,431,498	$14.91

(1)	During the six months ended June 30, 2006 we had 49,000 cancelled, expired or forfeited options related to stock option plans that expired before January 1, 2006. As these options expire or are forfeited they are not added back to the pool of options available for grant.

(2)	On January 1, 2006 our 1995 Director’s Plan expired, with the result that 70,000 options expired that had never been granted.

          The aggregate intrinsic value of options exercised during the three and six months ended June 30, 2006 was $291,000 and $2.0 million, respectively. The aggregate intrinsic value of options exercised during the three and six months ended June 30, 2005 was $2.4 million and $6.5 million, respectively.
          The following table summarizes information concerning outstanding and exercisable options at June 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range		Remaining	Average		Average
of	Number of	Life (in	Exercise	Number of	Exercise
Exercise Prices	Shares	years)	Price	Shares	Price
$ 0.00 — $5.84	530,944	3.99	4.46	530,944	4.46
$ 5.85 — $8.75	1,089,356	3.14	7.57	1,059,668	7.56
$ 8.76 — $11.67	255,315	5.35	10.57	244,862	10.54
$11.68 — $14.59	1,765,610	6.40	12.30	1,419,857	12.19
$14.60 — $17.51	935,880	8.97	15.81	197,642	16.41
$17.52 — $20.43	1,329,247	7.61	18.28	1,235,003	18.32
$20.44 — $23.34	282,646	8.24	21.88	282,646	21.88
$23.35 — $26.26	977,500	8.27	23.77	977,500	23.77
$26.27 — $29.18	265,000	8.35	27.32	265,000	27.32

$ 0.00 — $29.18	7,431,498	6.64	14.91	6,213,122	14.94

          The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2006 was $8.7 million and $8.6 million, respectively. Options exercisable at June 30, 2006 had a weighted-average remaining contractual life of 6.21 years.
5. Comprehensive Income
          The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		2005		2005
	2006	(restated)	2006	(restated)
Net income	$(2,161)	$2,601	$(1,048)	$1,657
Foreign currency translation adjustment	(39)	48	54	(174)
Change in unrealized gain (loss) on securities	(261)	(1)	(377)	(83)

Comprehensive income (loss)	$(2,461)	$2,648	$(1,371)	$1,400

          Accumulated other comprehensive income recorded in stockholders’ equity included $824,000 of net unrealized losses on investments and $1.0 million of foreign currency translation unrealized gains as of June 30, 2006 and, as of December 31, 2005, included $447,000 of net unrealized losses on investments and $974,000 of foreign currency translation unrealized gains.

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
          The components of inventory are as follows (in thousands):

	June 30,	December 31,
	2006	2005
Raw materials	$3,655	$1,649
Finished goods	4,573	5,836

Total inventory	$8,228	$7,485

          Inventory may also include similar costs for product candidates awaiting regulatory approval to be sold upon receipt of approval. We capitalize those costs based on management’s judgment of probable near-term commercialization or alternative future uses for the inventory. If not approved, we assess the realizability of the asset based on several factors including management’s estimates of future regulatory work required, alternative uses, and potential resale value. We have included $1.9 million of inventory and equipment costs related to Velac Gel in the other assets line item on our balance sheet at June 30, 2006 and December 31, 2005, due to management’s judgment of the timing of future commercialization of that product candidate.
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
8. Goodwill and Other Intangible Assets
          There was no change in the carrying amount of goodwill of $6.3 million during the three and six months ended June 30, 2006. The components of our intangible assets are as follows (in thousands):

		June 30, 2006			December 31, 2005
	Useful Life	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	in Years	Amount	Amortization	Net	Amount	Amortization	Net
Acquired product rights	10	$127,652	(29,785)	97,867	$127,652	$(23,403)	$104,249
Existing technology	10	6,810	(3,547)	3,263	6,810	(3,206)	3,604
Patents	10-13	1,661	(800)	861	1,661	(725)	936
Assembled workforce	5	12,248	(1,021)	11,227	—	—	—
Other PediaMed assets	0.5	289	(235)	54	—	—	—

Total		$148,660	$(35,388)	$113,272	$136,123	$(27,334)	$108,789

          Amortization expenses for our other intangible assets were $4.2 million and $8.1 million during the three and six months ended June 30, 2006, respectively. Amortization expenses for our other intangible assets were $3.4 million and $6.8 million during the three and six months ended June 30, 2005, respectively.
          The expected future amortization expense of our other intangible assets is as follows (in thousands):

Amortization
Expense
Remaining six months in 2006	$8,070
For the year ending December 31, 2007	16,049
For the year ending December 31, 2008	16,049
For the year ending December 31, 2009	16,049
For the year ending December 31, 2010	16,049
For the year ending December 31, 2011	13,232
Thereafter	27,774

Total	$113,272

9. Guaranties and Indemnifications
           Pursuant to FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” or FIN No. 45, upon issuance the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee. We enter into indemnification provisions under our agreements with certain key employees and other companies in the ordinary course of our business, typically with business partners, contractors, clinical sites, insurers, and customers. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the maximum potential amount of future payments Connetics could be required to make under these indemnification provisions is unlimited. The estimated fair value of the indemnity obligations of these agreements is insignificant. Accordingly, we have not recorded liabilities for these agreements as of June 30, 2006. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.
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
11. Stock Repurchase Program
          On October 31, 2005, our Board of Directors authorized the repurchase of up $50 million of our common stock. As of December 31, 2005, we had repurchased 1.8 million shares of our common stock at a cost of $24.4 million. During the six months ended June 30, 2006, we repurchased an additional 143,000 shares at a cost of $2.2 million.
12. SEC Investigation
          We were notified in April 2006 that we are being investigated by the SEC to determine whether the Company, its employees, officers, directors, or others related to the Company may have violated Federal securities laws. The initial document subpoena requested information relating to our announcement in June 2005 that we had received a non-approvable letter from the FDA regarding Velac Gel, as well as specific information related to certain of our wholesale distributors. In May 2006, we announced our decision to restate our prior financial statements. In June 2006, we received a second document subpoena, which appears to be focused primarily on documents related to our wholesale distributors and the forecasted demand for our products. Also in June 2006 we received a comment letter from the SEC Division of Corporate Finance, asking for clarification and additional information related to our original Form 10-K for the year ended December 31, 2005. We have devoted substantial time and resources to gather documents and respond to questions. Although the SEC’s requests do not relate directly to the restatement, we concluded that there could be some overlap because the document production to the SEC included information on inventory in the distribution channel which is used in the reserve estimation process. Accordingly we requested that our external advisors review our revenue recognition policies and practices and report their findings directly to our Board of Directors and to our external independent auditors. Our advisors found no evidence to suggest that we had not consistently applied these policies in accordance with GAAP. As a result of this review, including the production responsive to the two subpoenas, we have concluded that there is no evidence of accounting impropriety, fraud or malfeasance related to revenue recognition during the years covered by the restatement. We note, however, that the SEC investigation is ongoing, and the SEC is also continuing to review our response to the June 2006 Comment Letter.
13. Subsequent Events
          On May 16, 2006, we received a Nasdaq Staff Determination Notice from the Nasdaq Stock Market Listing Qualifications Department that our failure to timely file our Quarterly Report on Form 10-Q for the period ended March 31, 2006 violated Nasdaq Marketplace Rule 4310(c)(14). We requested and subsequently received a hearing before the Nasdaq Listing Qualifications Panel on June 29, 2006, during which we requested an extension of time to file our Form 10-Q for the quarter ended March 31, 2006. On July 25, 2006, we filed our Quarterly Report on Form 10-Q for the period ended March 31, 2006. Nasdaq Listing Qualifications Panel confirmed in a letter dated July 31, 2006, that we are in compliance with all requirements for continued listing on the Nasdaq Global Market.
          We violated the reporting covenant under the indentures governing the $90 million of 2.25% convertible senior notes due May 30, 2008, or 2003 Notes, and the $200 million of 2.00% convertible senior notes due March 30, 2015, or 2005 Notes, as a result of our failure to file our Form 10-Q for the quarter ended March 31, 2006 by the required deadline. As a consequence of these violations, the holders of the 2003 Notes and 2005 Notes had the right to accelerate the maturity of such Notes if they or the trustee provided us with notice of the default and we were unable to cure the default within 60 days after that notice. The holders of the Notes notified us of the defaults, and we cured the default by filing our Form 10-Q for the period ended March 31, 2006 on July 25, 2006. In July, before we cured the default we solicited consents for a waiver of the reporting covenant from holders of the 2003 Notes and 2005 Notes. We received the requisite consents to amend the indenture governing the 2003 Notes. In consideration of the amendments and waivers we agreed to a consent payment of $15.00 per $1,000 of outstanding principal, or $1.4 million, to consenting holders of the 2003 Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion and analysis should be read in conjunction with the MD&A included in our Annual Report on Form 10-K /A for the year ended December 31, 2005,as amended, and with the unaudited condensed consolidated financial statements and notes to financial statements included in this Report. Our disclosure and analysis in this Report, in other reports that we file with the Securities and Exchange Commission, in our press releases and in public statements of our officers may contain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. They use words such as “anticipate,” “estimate,” “expect,” “will,” “may,” “intend,” “plan,” “believe” and similar expressions in connection with discussion of future operating or financial performance. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. Forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors will be important in determining future results. No forward-looking statement can be guaranteed, and actual results may vary materially from those anticipated in any forward-looking statement. Some of the factors that, in our view, could cause actual results to differ are discussed under the caption “Risk Factors” in our 2005 Annual Report on Form 10-K/A for the year ended December 31, 2005, as amended. Our historical operating results are not necessarily indicative of the results to be expected in any future period.
Restatement of Consolidated Financial Statements
     We restated our consolidated financial statements to correct for errors in our estimated accruals for rebates, chargebacks and returns. Please refer to our Annual Report on Form 10-K/A for the year ended December 31, 2005, as amended, for a detailed discussion.
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
     On April 3, 2006, we announced that we had filed a Citizen Petition with the FDA to request that any generic products that reference Soriatane® (acitretin) meet several criteria in addition to rigorous bio equivalency testing prior to approval. We believe that the criteria outlined in the citizen petition will ensure that patients are adequately protected from generic versions of acitretin that might not be comparable in safety and efficacy to the branded product. Subtle differences between Soriatane and a generic acitretin that change the extent or route of metabolism, absorption, distribution or elimination of acitretin can significantly increase the risks associated with the well-known conversion of acitretin to the potent teratogen, etretinate, and therefore reduce the effectiveness of current safeguards to manage these risks. The citizen petition outlines several ways in which the FDA can confirm that a generic acitretin is in every way the same as Soriatane, in order to ensure that the labeling instructions and other safeguards put in place for Soriatane are sufficient to give the same level of protection to patients who receive generic acitretin.
     The projects currently in our research and development pipeline in 2006 include Extina® (ketoconazole) Foam, 2%, a potential new treatment for seborrheic dermatitis and Velac® Gel for the treatment of acne, as well as other programs in the preclinical development stage. We also have two New Drug Applications, or NDAs, under review by the FDA. In November 2005, we submitted an NDA for Desilux™ Foam, a low-potency topical steroid for the treatment of atopic dermatitis, formulated with 0.05% desonide in our proprietary emollient foam delivery vehicle, VersaFoam-EF™, which has been accepted for filing by the FDA and asigned a user fee date of September 2006. In January 2006, we submitted an NDA for Primoluxtm Foam, a super high-potency topical steroid, formulated with 0.05% clobetasol propionate in our proprietary emollient foam delivery vehicle, which has been accepted for filing and assigned a user fee date of January 2007.
     We were notified in April 2006 that the SEC is investigating Connetics to determine whether the Company, its employees, officers, directors, or others related to the Company may have violated Federal securities laws. The initial document subpoena requested information relating to our announcement in June 2005 that we had received a non-approvable letter from the FDA regarding Velac Gel, as well as specific information related to certain of our wholesale distributors. In May 2006, we announced our decision to restate our prior financial statements. In June 2006, we received a second document subpoena, which appears to be focused primarily on documents related to our wholesale distributors and the forecasted demand for our products. Also in June 2006 we received a comment letter from the SEC Division of Corporate Finance, asking for clarification and additional information related to our original Form 10-K for the year ended December 31, 2005. We have devoted substantial time and resources to gather documents and respond to questions. Although the SEC’s requests do not relate directly to the restatement, we concluded that there could be some overlap because the document production to the SEC included information on inventory in the distribution channel which is used in the reserve estimation process. Accordingly we requested that our external advisors review our revenue recognition policies and practices and report their findings directly to our Board of Directors and to our external independent auditors. Our advisors found no evidence to suggest that we had not consistently applied these policies in accordance with GAAP. As a result of this review, including the production responsive to the two subpoenas, we have concluded that there is no evidence of accounting impropriety, fraud or malfeasance related to revenue recognition during the years covered by the restatement. We note, however, that the SEC investigation is ongoing, and the SEC is also continuing to review our response to the June 2006 Comment Letter. Depending on the length, scope, and results of the SEC investigation or any litigation, we could experience an adverse impact in our business, results of operations, financial position and cash flows.
     On May 16, 2006, we received a Nasdaq Staff Determination Notice from the Nasdaq Stock Market Listing Qualifications Department that our failure to timely file our Quarterly Report on Form 10-Q for the period ended March 31, 2006 violated Nasdaq Marketplace Rule 4310(c)(14). We requested and subsequently received a hearing before the Nasdaq Listing Qualifications Panel on June 29, 2006, during which we requested an extension of time to file our Form 10-Q for the quarter ended March 31, 2006. On July 25, 2006, we filed our Quarterly Report on Form 10-Q for the period ended March 31, 2006. Nasdaq Listing Qualifications Panel confirmed in a letter dated July 31, 2006, that we are in compliance with all requirements for continued listing on the Nasdaq Global Market.
     We violated the reporting covenant under the indentures governing the 2003 Notes and the 2005 Notes as a result of our failure to file of our Form 10-Q for the quarter ended March 31, 2006 by the required deadline. As a consequence of these violations, the holders of the 2003 Notes and 2005 Notes had the right to accelerate the maturity of such Notes if they or the trustee provided us with notice of the default and we were unable to cure the default within 60 days after that notice. The holders of the Notes notified us of the default, and we solicited consents from the holders of the Notes to provide us with additional time to file our Form 10-Q. On July 21, 2006, we received the requisite consents to amend the indenture governing the 2003 Notes, and we entered into a supplemental indenture with respect to the 2003 Notes. In consideration of amendments and waivers set forth in the supplemental indenture, we paid the consenting holders of 2003 Notes an amount equal to $15.00 per $1,000 outstanding principal amount of 2003 Notes, or $1.4 million. We agreed to make an additional payment to all holders of 2003 Notes, and to pay additional interest on the 2003 Notes, if we failed to file an amendment to our

2005 Form 10-K containing restated financial statements, and our quarterly report for the quarter ended March 31, 2006, by the close of business on July 25, 2006. We filed our amendment to our 2005 Form 10-K, and our Form 10-Q for the period ended March 31, 2006, on July 25, 2006. Accordingly, we cured the default on the 2005 Notes, and were not obligated to make any additional payments, or pay additional interest, under the terms of the supplemental indenture with respect to the 2003 Notes.
Critical Accounting Policies and Estimates
     We made no material changes to our critical accounting policies and estimates included in our Annual Report on Form 10-K/A for the year ended December 31, 2005 except as noted below.
Stock-Based Compensation
     On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), or SFAS 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
     We use the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions, including the option’s expected life, the price volatility of the underlying stock, and the estimated forfeiture rate. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We use a blend of historical volatility of our common stock and implied volatility of tradable forward call and put options to purchase and sell shares of our common stock. Changes in the subjective input assumptions can materially affect the estimate of fair value of options granted and our results of operations could be materially impacted.
     We recognize stock-based compensation as expense over the requisite service periods in our Condensed Consolidated Statements of Operations, using a graded vesting expense attribution approach for unvested stock option awards granted before we adopted SFAS 123R and using the straight-line expense attribution approach for stock option awards granted after we adopted SFAS 123R.
Results of Operations
Net Revenues
     The following table summarizes our gross-to-net sales deductions (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Gross product revenues	$53,369	$62,380	$112,868	$115,171
Product returns	(2,971)	(5,219)	(7,586)	(8,966)
Managed care and Medicaid rebates	(1,421)	(6,168)	(6,171)	(11,578)
Chargebacks	(1,375)	(1,990)	(3,069)	(3,887)
Cash discounts and other	(3,982)	(3,665)	(5,473)	(5,197)

Net product revenues	$43,620	$45,338	$90,569	$85,543

     The following table summarizes our net product and royalty and contract revenues (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net product revenues:
Soriatane	$16,281	$17,743	$34,456	$34,107
OLUX Foam	12,236	14,413	27,045	29,397
Evoclin Foam	9,326	6,958	17,204	9,998
Luxiq Foam	5,705	6,224	11,777	11,945
Other	72	—	87	96

Total net product revenues	43,620	45,338	90,569	85,543

Royalty and contract revenues:
Royalty	222	130	406	228
Contract	—	—	—	83

Total royalty and contract revenues	222	130	406	311

Total revenues	$43,842	$45,468	$90,975	$85,854

     Our net product revenues were $43.6 million for the three months ended June 30, 2006 and $45.3 million for the three months ended June 30, 2005, representing a decrease of $1.7 million or 4%. The decrease in net product revenues is primarily attributable to the reduction of wholesale inventory levels of our products in the second quarter of 2006, which resulted in shipment of units to the wholesalers below unit demand. We estimate that we shipped approximately $7.2 million less than unit demand during the second quarter. This impact was largely offset by a $2.4 million increase in net product revenues from Evoclin from the same period in 2005 and a $2.9 million release of Medicaid reserves in the three months ended June 30, 2006, which decreased our net loss by $0.09 per share (see further discussion below).
     Our net product revenues were $90.6 million for the six months ended June 30, 2006 and $85.5 million for the six months ended June 30, 2005, representing an increase of $5.1 million or 6%. The increase in net product revenues is primarily attributable to the $7.2 million increase in net product revenues from Evoclin as compared to the first six months of 2005 and a $2.9 million release of Medicaid reserves discussed below which decreased our net loss by $0.09 per share (see further discussion below) partially offset by the $7.2 million reduction of wholesale inventory levels of our products in the second quarter of 2006.
     We expected Medicare Part D programs to reduce the number of Medicaid eligible prescriptions processed by state Medicaid programs. Medicare Part D programs are offered by managed care organizations and began to provide prescription drug benefit coverage effective January 1, 2006. Based, however, on the Medicaid claims we have recently received attributable to prescriptions filled for the first three months of 2006, the reduction in prescriptions processed by, and therefore the reduction in rebates due to, state Medicaid programs was significantly greater than we anticipated. Because of this discrepancy, in late July and August, we conducted a review of the claims activity including calls to all of the significant state programs we contract with, to ensure that we had actually received all of the claims relating to the first three months of 2006. We anticipate that Medicare Part D programs will continue to reduce the prescriptions processed by, and therefore rebates to, state Medicaid programs in the future, which would be partially offset by rebates due to Medicare Part D programs. Based on this review we revised our estimate of the impact of these programs and as a result, during the second quarter we released approximately $2.9 million of Medicaid rebate reserves accrued at March 31, 2006, which resulted in a corresponding positive contribution to our net product revenues for the three and six months ended June 30, 2006. The impact of Medicare Part D programs will continue to be evaluated and as additional market data and rebate claims activity become known the estimated rebate claims reserve will be adjusted accordingly.
     We estimate inventory in the distribution channel using reports we receive from wholesalers and we calculate months’ supply on a weighted average basis by product relative to unit demand. Our estimated levels of inventory in the distribution channel as of December 31, 2005, March 31, 2006 and June 30, 2006 are approximately the following months of estimated unit demand:

Product	June 30, 2006	March 31, 2006	December 31, 2005
Soriatane	3.2	3.9	4.2
OLUX Foam	3.6	3.9	4.6
Evoclin Foam	3.7	4.0	4.3
Luxíq Foam	4.0	4.4	5.4
Weighted average for all products	3.6	4.0	4.6
     The decrease in the estimated levels of inventory in the first quarter of 2006 was primarily a function of increased unit demand experienced by the wholesalers while the decrease in the second quarter was principally the result of shipment of units to the wholesalers below unit demand.
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
     Our cost of product revenues were $4.0 million and $5.0 million for the three months ended June 30, 2006 and 2005, respectively, representing a decrease of $1.0 million or 20%, and $7.9 million and $8.7 million for the six months ended June 30, 2006 and 2005, respectively, representing a decrease of $0.8 million or 9%. The decrease in both periods was principally due to significantly decreased royalty payments paid on Soriatane sales to a U.S.-based distributor that exports branded pharmaceutical products to select international markets.
Amortization of Intangible Assets
     We recorded amortization expenses of $4.2 million and $8.1 million for the three and six months ended June 30, 2006, compared to $3.4 million and $6.8 million for the comparable periods in 2005. The increase in amortization expense was attributable to amortization of identified intangibles recorded from the acquisition of the pediatric sales force from PediaMed.

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
     R&D expenses were $8.0 million for the three months ended June 30, 2006, compared to $9.0 million for the three months ended June 30, 2005, representing a decrease of $1.0 million or 11%. The decrease is due to the timing and size of clinical trials partially offset by $0.3 million of stock-based compensation expense recognized during the three months ended June 30, 2006 due to the adoption of SFAS 123R.
     For the six months ended June 30, 2006 and 2005, R&D expenses were $16.2 million and $14.9 million, respectively, representing an increase of $1.3 million or 9%. The increase was primarily attributable to the $0.8 million filing fee for the PrimoluxTM Foam NDA in January 2006 and expense resulting from the recognition of stock-based compensation due to the adoption of SFAS 123R of $0.6 million in the six months ended June 30, 2006.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses include expenses and costs associated with finance, legal, insurance, marketing, sales, and other administrative matters.
     Selling, general and administrative expenses were $31.0 million for the three months ended June 30, 2006, compared to $25.4 million for the three months ended June 30, 2005, representing an increase of $5.6 million or 22%. The increase primarily consists of $3.8 million for increased legal, audit, tax and other administrative expenses primarily driven by our recent restatement and our pending SEC investigation, $3.4 million in increased personnel costs in our sales department, primarily due to the purchase of PediaMed, $0.9 million resulting from the recognition of stock-based compensation in 2006 and, partially offset by $2.0 million in decreased indirect promotional activities.
     For the six months ended June 30, 2006 and 2005, selling, general and administrative expenses were $61.4 million and $53.2 million, respectively, representing an increase of $8.2 million or 15%. The increase primarily consists of $5.5 million for increased legal, audit, tax and other administrative expenses primarily driven by our recent restatement and our pending SEC investigation, $5.3 million in increased personnel costs in our sales department, primarily due to the purchase of PediaMed, $2.0 million resulting from the recognition of stock-based compensation in 2006, partially offset by $4.0 million in decreased indirect promotional activities.
Stock-based Compensation
     On January 1, 2006, we adopted the provisions of SFAS 123R requiring us to recognize expense related to the fair value of our stock-based compensation awards. Total stock-based compensation expense was $1.2 million for the three months ended June 30, 2006 and $2.6 million for six months ended June 30, 2006.
     Prior to the adoption of SFAS 123R, we approved the acceleration of vesting for “out-of-the-money” unvested incentive and non-qualified stock options previously awarded to employees and outside directors with option exercise prices equal to or greater than $18.00 effective November 7, 2005. We took this action to reduce the impact of compensation expense that we would otherwise be required to recognize in our consolidated statements of operations pursuant to SFAS 123R beginning January 1, 2006. As a result of the acceleration, our pro forma stock-based employee compensation expense for the fourth quarter of 2005 increased $8.5 million, which represents the amount by which we reduced the stock-based compensation expense we would otherwise have been required to recognize on a pre-tax basis over fiscal years 2006, 2007 and 2008.
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

     As of June 30, 2006, there was $9.3 million (before any related tax benefit) of total unrecognized compensation cost related to non vested stock-based compensation that is expected to be recognized over a weighted-average period of approximately 2.2 years.
Interest and other income (expense), net
     Interest income was $2.8 million and $5.0 million for the three and six months ended June 30, 2006, respectively, compared to $1.8 million and $2.3 million for the comparable periods in 2005. The increase in interest income was the result of higher average cash and investment balances for a full three months in 2006 in connection with the cash proceeds related to the 2005 Notes issued in March 2005.
     Interest expense was $1.9 million and $3.7 million for the three and six months ended June 30, 2006, respectively, compared to $1.9 million and $2.6 million for the comparable periods in 2005. The increase in interest expense during the six month period was primarily due to a full six months of interest expense in 2006 related to the sale of 2005 Notes.
Provision (Benefit) for Income Taxes
     We recognized an income tax benefit of $340,000 and $259,000 for the three and six months ended June 30, 2006, respectively, primarily related to a tax asset recorded for losses generated by our foreign operations which we believe is more likely than not to be realized. This benefit has been partially offset by withholding taxes. We recognized income tax expense of $153,000 and $258,000 for the three and six months ended June 30, 2005, respectively, related to U.S. Federal alternative minimum taxes and state income taxes, offset by foreign tax benefit related to our activities in Australia.
Liquidity and Capital Resources
Working Capital
     We have financed our operations to date primarily through proceeds from equity and debt financings, and net product revenues. Cash, cash equivalents, marketable securities and long-term investments totaled $255.7 million at June 30, 2006, down from $271.1 million at December 31, 2005. Of the $15.4 million decrease, $12.5 million is related to the acquisition of the PediaMed sales organization and $2.2 million is related to the repurchase of 143,000 shares of our stock.
     Working capital at June 30, 2006 was $231.5 million compared to $245.6 million at December 31, 2005 representing a $16.1 million decrease in current assets and a $2.1 million decrease in current liabilities. Significant changes in working capital during 2006 can be summarized as follows:

Fluctuation in Current Assets	Explanation
$11.7 million increase — accounts receivable, net of cash discounts and allowances	Increase is primarily a result of the timing of shipments and cash receipts in June 2006 versus December 2005.

$28.6 million decrease — cash, cash equivalents and marketable securities	$12.5 million of the decrease is the result of the acquisition of the PediaMed sales organization. Furthermore, at June 30, 2006 $13.2 million of investments were classified as long-term assets, whereas, at December 31, 2005 all of our investments were classified as current assets. We classify our investments based on their maturity dates.

Fluctuation in Current Liabilities	Explanation
$2.3 million decrease— product-related accrued liabilities	Decrease is driven by a $2.9 million release of Medicaid rebate reserves in the three months ended June 30, 2006 related to Medicare Part D programs as described above.

Capital Expenditures
     We made capital expenditures of $1.2 million for the six months ended June 30, 2006 compared to $3.1 million for the same period in 2005. The expenditures in 2006 were primarily for computer software and equipment. The expenditures in 2005 were primarily for leasehold improvements on, and laboratory equipment purchased for, our new corporate headquarters, which we occupied at the end of February 2005.
     On February 1, 2006, we acquired the sales organization of PediaMed Pharmaceuticals, Inc., a privately-held pharmaceutical company specializing in the pediatric market, which resulted in a cash payment of $12.5 million in the first quarter of 2006.
Capital Resources
     We believe our existing cash, cash equivalents, marketable securities and long-term investments and cash generated from product sales will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the foreseeable future. We have classified $13.2 million of our investments as long-term at June 30, 2006 based on their maturity date. We cannot be certain what our future net product revenues will be. Our product sales may be impacted by patent risks and competition from new products.
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
     On October 31, 2005, our Board of Directors authorized the repurchase of up $50 million of our common stock. As of December 31, 2005, we had repurchased 1.8 million shares of our common stock at a cost of $24.4 million. During the six months ended June 30, 2006, we repurchased an additional 143,000 shares at a cost of $2.2 million.
Contractual Obligations and Commercial Commitments
     Our commitments, including those disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2005, consist primarily of operating lease agreements for our facilities as well as minimum purchase commitments under one of our contract manufacturing agreements, minimum royalty commitments under one of our license agreements, and non-cancelable purchase orders. As of December 31, 2005, our non-cancelable purchase orders totaled $19.0 million. As of the date of this report, we canceled and renegotiated purchase orders with one of our suppliers, which reduced our total obligations due them by $4.6 million.
Recent Accounting Pronouncements
     In July 2006 the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective beginning with the first annual period after December 15, 2006. We are still evaluating what impact, if any, the adoption of this standard will have on our financial position or results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in the reported market risks or foreign currency exchange risks from those reported under Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K/A for the year ended December 31, 2005.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings with the SEC is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, we have recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating its controls and procedures.
     In connection with the restatement of our financial statements, we reevaluated our disclosure controls and procedures. The evaluation was performed under the supervision and with the participation of Company management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), to assess the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Exchange Act). Based on that evaluation, our management, including the CEO and the CFO, has concluded that Connetics’ disclosure controls and procedures were not effective as of December 31, 2005 or as of March 31, 2006 because of material weaknesses in our internal control over financial reporting. Moreover, because we were in the process of remediating these material weaknesses during the quarter ended June 30, 2006 we have concluded that these controls were not effective as of June 30, 2006.
Management’s Report on Internal Control Over Financial Reporting
     Connetics’ management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed, under the supervision of our CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP). Our internal control over financial reporting includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
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

     In connection with the restatement of our financial statements on Form 10-K/A for the year ended December 31, 2005, we identified errors in our accruals that we determined were the result of material weaknesses in our internal control over financial reporting related to the processes for establishing those accruals, specifically: (a) insufficient controls over the design of the methodology, development of the assumptions, and corroboration of the inputs used in estimating accruals for rebates, chargebacks and product returns, and (b) insufficient involvement of and communication between relevant finance and operational personnel in the estimation processes.
     A material weakness is defined as a significant deficiency or a combination of significant deficiencies which results in more than a remote likelihood that material misstatement of our annual or interim financial statements would not be prevented or detected by company personnel in the normal course of performing their assigned functions. Due to the material weaknesses described above, we have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 and June 30, 2006.
Changes in Internal Control over Financial Reporting
     There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2006, except for the implementation of measures described below under “Remediation of Material Weaknesses.”
Remediation of Material Weaknesses
     Since March 31, 2006, we have implemented, or plan to implement, certain measures to remediate the identified material weaknesses and to enhance our internal control over financial reporting. As of the date of the filing of this Quarterly Report on Form 10-Q, we have implemented the following measures:
•	we modified the methodology used to estimate accruals for rebates and chargebacks to fully capture the future liability related to product inventory in the distribution channel and other factors, including anticipated price increases for our products and estimated future usage of our products by patients enrolled in Medicaid programs and contracted managed care organizations;

•	with respect to the accrual for product returns, we revised our methodology (a) to estimate the return rate on our most recent three years’ data, resulting in an estimated rate that is more responsive to current return trends, (b) to apply the rate to production lots, (c) to consider the relevant risk of return, and (d) to take into account current price and anticipated price increases;

•	we assigned an individual with significant industry experience as our Senior Revenue Manager and increased the involvement of our Vice-President, Finance and Administration in the estimation process; and

•	we engaged external consultants to assist us in revising our methodologies to ensure all relevant factors were considered and the computational aspects of the models were appropriate.
     In connection with our evaluation of existing methodologies, controls, policies and procedures surrounding the revenue reserve process, we have also concluded, after consultation with our external advisors, to implement the following remediation actions:
•	significantly increase the level of involvement and intradepartmental communication in a way that will foster improved shared information between the finance function and other departments, including, but not limited to, commercial operations, specifically personnel involved in our sales operations, managed care and manufacturing activities;

•	train all relevant finance and commercial operations personnel regarding the new revenue-reserves methodologies and the controls and procedures surrounding channel inventory and product returns;

•	develop formal policies regarding the preparation and maintenance of contemporaneous documentation supporting orders, demand forecasts, inventory, and information necessary for the calculation of revenue reserves;

•	perform periodic regular reconciliations of our inventory data with third party wholesalers’ inventory reports; and

•	hire additional finance and commercial personnel with specific, relevant industry experience to manage the more sophisticated methodologies adopted in connection with the restatement of our financial statements.

     We anticipate that the improvements noted above will be ongoing improvement measures. Furthermore, while we have taken steps to remediate the material weaknesses, these steps may not be adequate to fully remediate those weaknesses, and additional measures may be required. The effectiveness of our remediation efforts will not be known until we can test those controls in connection with the pending management tests of internal controls as of December 31, 2006.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
     Please also read Item 1 in our Annual Report on Form 10-K/A for the year ended December 31, 2005 where we have described our business and the challenges and risks we may face in the future.
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
Our Business Strategy May Cause Fluctuating Operating Results
     Our operating results and financial condition may fluctuate from quarter to quarter and year to year depending upon the relative timing of events or uncertainties that may arise. For example, the following events or occurrences could cause fluctuations in our financial performance from period to period:
•	the pending SEC investigation,

•	quarterly variations in results,

•	the timing of new product introductions,

•	clinical trial results and regulatory developments,

•	competition, including both branded and generic,

•	business and product market cycles,

•	fluctuations in customer requirements,

•	the availability and utilization of manufacturing capacity,

•	the timing and amounts of royalties paid to us by third parties, and

•	issues with the safety or effectiveness of our products.

We face additional risks and costs as a result of the delayed filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2006 and our recent financial restatement.
     As a result of the delayed filing of our Form 10-Q for the quarter ended March 31, 2006, and the restatement of our historical financial statements we have experienced additional risks and costs. The restatement was completed with the filing of an amendment to our Form 10-K for the year ended December 31, 2005 on July 25, 2006. This restatement was time-consuming, required us to incur additional expenses and has affected management’s attention and resources. Further, the measures to strengthen internal controls being implemented may require greater management time and company resources to implement and monitor. In addition, measures being implemented as a result of this examination, described in Item 4 “Controls and Procedures” of this Form 10-Q, may not be sufficient to fully remediate the material weaknesses in our internal controls that are described in that item.
     As a result of our delayed filing of our Form 10-Q, we are ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Exchange Act for one year. If we have to use Form S-1 to raise capital or complete acquisitions, that could increase transaction costs and adversely affect our ability to raise capital or complete acquisitions of other companies during this period.
     Item 2. Purchase of Equity Securities by the Issuer
     On October 31, 2005, our Board of Directors authorized the repurchase of up $50 million of our common stock. The authorization expires at the earlier of December 31, 2006 or when we have purchased $50 million of our common stock. As of December 31, 2005, we had repurchased 1.8 million shares of our common stock at an average price paid per share of $13.51. During the six months ended June 30, 2006, we repurchased an additional 143,000 shares at an average price per share of $15.02. Certain information regarding our purchases of common stock under our repurchase program during the six months ended June 30, 2006 is set forth in the table below.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	That May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	Per Share	Programs	Plans or Programs
January 1 - 31, 2006	—	$—	—	$25,700,000
February 1 - 28, 2006	143,104	15.02	143,104	23,500,000
March 1 - 31, 2006	—	—	—	23,500,000
April 1 – 30, 2006	—	—	—	23,500,000
May 1 – 31, 2006	—	—	—	23,500,000
June 1 - 30, 2006	—	—	—	23,500,000

Total	143,104	$15.02	143,104	$23,500,000

Item 4. Submission of Matters to a Vote of Security Holders
     On May 22, 2006, we held our annual meeting of stockholders. At the meeting, the stockholders acted on the following matters by the following votes:
     1) Election of the following directors:

Name	For	Withheld	Broker Non-Votes
David E. Cohen, M.D.	28,780,482	2,159,301	—
R. Andrew Eckert	28,943,725	1,996,058	—
Carl B. Feldbaum	28,975,275	1,964,508	—
Denise Gilbert	30,811,854	127,929	—
John C. Kane	28,977,925	1,961,858	—
Thomas D. Kiley	29,576,717	1,363,066	—
Leon E. Panetta	30,193,836	745,947	—
G. Kirk Raab	28,776,301	2,163,482	—
Thomas G. Wiggans	29,532,326	1,407,457	—

Total	264,568,441	13,889,606	—
     2) Approval of the adoption of 2006 Management Incentive Plan:

For	Against	Abstain	Broker Non-Votes
30,113,174	294,976	531,632	—
     3) Ratification of the appointment of Ernst & Young LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006:

For	Against	Abstain	Broker Non-Votes
30,868,312	65,963	5,507	—

Item 5. Other Information
SEC Investigation
     We were notified in April 2006 that we are being investigated by the SEC to determine whether the Company, its employees, officers, directors, or others related to the Company may have violated Federal securities laws. The initial document subpoena requested information relating to our announcement in June 2005 that we had received a non-approvable letter from the FDA regarding Velac Gel, as well as specific information related to certain of our wholesale distributors. In May 2006, we announced our decision to restate our prior financial statements. In June 2006, we received a second document subpoena, which appears to be focused primarily on documents related to our wholesale distributors and the forecasted demand for our products. Also in June 2006 we received a comment letter from the SEC Division of Corporate Finance, asking for clarification and additional information related to our original Form 10-K for the year ended December 31, 2005. We have devoted substantial time and resources to gather documents and respond to questions. Although the SEC’s requests do not relate directly to the restatement, we concluded that there could be some overlap because the document production to the SEC included information on inventory in the distribution channel which is used in the reserve estimation process. Accordingly we requested that our external advisors review our revenue recognition policies and practices and report their findings directly to our Board of Directors and to our external independent auditors. Our advisors found no evidence to suggest that we had not consistently applied these policies in accordance with GAAP. As a result of this review, including the production responsive to the two subpoenas, we have concluded that there is no evidence of accounting impropriety, fraud or malfeasance related to revenue recognition during the years covered by the restatement. We note, however, that the SEC investigation is ongoing, and the SEC is also continuing to review our response to the June 2006 Comment Letter. Depending on the length, scope, and results of the SEC investigation or any litigation, we could experience an adverse impact in our business, results of operations, financial position and cash flows.
NASDAQ Notice
     On May 16, 2006, we received a Nasdaq Staff Determination Notice from the Nasdaq Stock Market Listing Qualifications Department that our failure to timely file our Quarterly Report on Form 10-Q for the period ended March 31, 2006 violated Nasdaq Marketplace Rule 4310(c)(14). We requested and subsequently received a hearing before the Nasdaq Listing Qualifications Panel on June 29, 2006, during which we requested an extension of time to file our Form 10-Q for the quarter ended March 31, 2006. On July 25, 2006, we filed our Quarterly Report on Form 10-Q for the period ended March 31, 2006. The Nasdaq Listing Qualifications Panel confirmed in a letter dated July 31, 2006, that we are compliance with all requirements for continued listing on the Nasdaq Global Market.
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
     On June 20, 2006, we provided the SEC with the supplemental analyses and information requested by the SEC staff. On August 14, 2006, we provided additional information to the SEC. As of the date of the filing of this Form 10-Q, the staff continues to review our responses and, therefore, these comments remain unresolved.

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
John L. Higgins
Chief Financial Officer
Executive Vice President, Finance
and Corporate Development
Date: August 14, 2006

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