Form 10-Q
period 2006-09-30
CONNETICS CORP
filed 2006-11-08
CIK 1004960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 31, 2006, 34,525,850 shares of the Registrant’s common stock at $0.001 par value, were outstanding.

CONNETICS CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONNETICS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$42,338	$29,988
Marketable securities	187,154	241,108
Restricted cash — current	1,421	1,000
Accounts receivable, net of cash discounts and allowances	10,132	11,100
Inventory	9,476	7,485
Other current assets	22,682	21,938

Total current assets	273,203	312,619
Long-term investments	12,274	—
Property and equipment, net	14,874	14,438
Restricted cash — long term	2,533	3,059
Goodwill	6,271	6,271
Other intangibles, net	109,213	108,789
Other assets	9,413	12,313

	$427,781	$457,489

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	$17,046	$16,609
Product-related liabilities	28,109	35,371
Other accrued liabilities	13,845	15,075

Total current liabilities	59,000	67,055

Convertible senior notes	290,000	290,000
Other non-current liabilities	590	517
Commitments and contingencies
Stockholders’ Equity:
Common stock	35	37
Treasury stock	(62,603)	(60,447)
Additional paid-in-capital	256,060	247,880
Accumulated deficit	(116,130)	(88,080)
Accumulated other comprehensive income	829	527

Total stockholders’ equity	78,191	99,917

Total liabilities and stockholders’ equity	$427,781	$457,489

See accompanying notes to condensed consolidated financial statements.

CONNETICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2005		2005
	2006	(restated)	2006	(restated)
Net revenues:
Product	$18,836	$50,788	$109,405	$136,331
Royalty and contract	849	158	1,255	469

Total net revenues	19,685	50,946	110,660	136,800
Operating costs and expenses:
Cost of product revenues (excluding amortization of acquired product rights)	1,668	4,183	9,226	12,931
Amortization of intangible assets	4,059	3,399	12,114	10,198
Research and development	10,035	8,381	26,237	23,236
Selling, general and administrative	31,578	23,703	92,980	76,868

Total operating costs and expenses	47,340	39,666	140,557	123,233

Income (loss) from operations	(27,655)	11,280	(29,897)	13,567
Interest and other income (expense):
Interest income	3,046	2,130	8,046	4,452
Interest expense	(3,215)	(2,008)	(6,945)	(4,639)
Other income (expense), net	179	38	213	(25)

Income (loss) before income taxes	(27,645)	11,440	(28,583)	13,355
Income tax provision (benefit)	(274)	470	(533)	728

Net income (loss)	$(27,371)	$10,970	$(28,050)	$12,627

Net income (loss) per share:
Basic	$(0.81)	$0.31	$(0.83)	$0.36

Diluted	$(0.81)	$0.29	$(0.83)	$0.34

Shares used to compute basic and diluted net income (loss) per share:
Basic	33,836	35,075	33,741	35,197

Diluted	33,836	40,812	33,741	37,462

See accompanying notes to condensed consolidated financial statements.

CONNETICS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
		2005
	2006	(restated)
Cash flows from operating activities:
Net income (loss)	$(28,050)	$12,627
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	1,891	1,260
Amortization of intangible assets	12,114	10,199
Amortization of convertible senior notes offering costs	1,076	911
Allowance for cash discounts and doubtful accounts	(62)	28
Stock compensation expense	3,756	13
Changes in assets and liabilities:
Accounts receivable	1,030	2,038
Other assets	1,091	(5,705)
Inventory	(1,936)	(336)
Accounts payable	574	1,622
Product-related accruals	(7,262)	11,428
Other current liabilities	(924)	2,088
Other non-current liabilities	(233)	126

Net cash (used in) provided by operating activities	(16,935)	36,299

Cash flows from investing activities:
Purchases of marketable securities	(108,152)	(300,033)
Sales and maturities of marketable securities	150,175	114,772
Transfer to restricted cash	105	(96)
Purchases of property and equipment	(2,496)	(3,873)
Acquisition of sales force	(12,537)	—

Net cash provided by (used in) investing activities	27,095	(189,230)

Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	192,625
Repurchases of common stock	(2,156)	(35,000)
Proceeds from exercise of stock options and employee stock purchase plan, net of repurchases of unvested shares	4,422	7,135

Net cash provided by financing activities	2,266	164,760

Effect of foreign currency exchange rate changes on cash and cash equivalents	(76)	(72)

Net change in cash and cash equivalents	12,350	11,757
Cash and cash equivalents at beginning of period	29,988	18,261

Cash and cash equivalents at end of period	$42,338	$30,018

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Recent Transaction
     On October 22, 2006, Connetics Corporation, or Connetics entered into a definitive merger agreement with Stiefel Laboratories, Inc., or Stiefel, for Stiefel to acquire Connetics. Unless otherwise indicated, the discussions in this document relate to Connetics as a standalone entity and do not reflect the impact of the proposed merger with Stiefel. See Note 13 for further discussion of this proposed transaction.
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
     Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For a better understanding of Connetics and its financial statements, we recommend reading these unaudited condensed consolidated financial statements and notes in conjunction with the audited consolidated financial statements and notes to those financial statements for each of the three years in the period ended December 31, 2005, as restated, which are included in our Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission, or SEC.
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

Restatement of Prior Period Information
     Financial results for the three and nine months ended September 30, 2005 have been restated to correct errors in our estimated accruals for rebates, chargebacks and returns. Refer to our Annual Report on Form 10-K/A for the year ended December 31, 2005 for a detailed discussion of the restatement.
Adjustment to Quarterly Financial Statements
     In order to facilitate improved management of wholesaler inventory levels of all of our products, we have shipped below estimated prescription demand during 2006 with the goal of reducing average wholesaler inventory levels to less than two months on-hand by the end of 2006. In connection with this effort, on June 30, 2006 we halted an in-transit shipment to one of our wholesalers; the product was brought back to our warehouse and the wholesaler never received delivery. We properly reversed the revenue and accounts receivable related to this shipment, and those amounts were not included in the June 30, 2006 Form 10-Q financial statements. However, during our third quarter 2006 close procedures we noted that the financial statements in the June 30, 2006 Form 10-Q did not reflect the reversal of the cost of product revenues and increase in inventory associated with the halted shipment. Therefore, our June 30, 2006 results overstated cost of product revenues by $368,000 and understated inventory by the same amount. In accordance with Accounting Principles Board Opinion 28, Interim Financial Reporting, or APB 28, paragraph 29 because the amount is not material to our full year results we have recorded the $368,000 reversal of cost of product revenues as an adjustment in June 2006 by amending the year-to-date amounts in the September 30, 2006 financial information included in this Report. The table below sets forth the effect of the adjustment on the Condensed Consolidated Statement of Operations as of June 30, 2006 (in thousands except per share amounts):

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	(unaudited)			(unaudited)
	As			As
	Previously	Inventory	As	Previously	Inventory	As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Net revenues:
Product revenues	43,620	—	43,620	90,569	—	90,569
Royalty and contract	222	—	222	406	—	406

Total net revenues	43,842	—	43,842	90,975	—	90,975
Operating costs and expenses:
Cost of product revenues (excluding amortization of acquired product rights)	4,007	(368)	3,639	7,926	(368)	7,558
Amortization of intangible assets	4,153	—	4,153	8,055	—	8,055
Research and Development	8,020	—	8,020	16,202	—	16,202
Selling, general and administrative	31,037	—	31,037	61,402	—	61,402

Total operating costs and expenses	47,217	(368)	46,849	93,585	(368)	93,217

Income (loss) from operations	(3,375)	368	(3,007)	(2,610)	368	(2,242)
Interest and other income (expense):
Interest income	2,758	—	2,758	5,000	—	5,000
Interest expense	(1,865)	—	(1,865)	(3,730)	—	(3,730)
Other income (expense), net	(19)	—	(19)	33	—	33

Income (loss) before income taxes	(2,501)	368	(2,133)	(1,307)	368	(939)
Income tax provision (benefit)	(340)	—	(340)	(259)	—	(259)

Net income (loss)	$(2,161)	$368	$(1,793)	$(1,048)	$368	$(680)

Net income (loss) per share:
Basic	$(0.06)		$(0.05)	$(0.03)		$(0.02)

Diluted	$(0.06)		$(0.05)	$(0.03)		$(0.02)

Shares used to compute basic and diluted net income (loss) per share:
Basic	33,740		33,740	33,693		33,693
Diluted	33,740		33,740	33,693		33,693

Recent Accounting Pronouncements
     In July 2006 the Financial Accounting Standards Board, or the FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 is an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are required to be applied to all tax positions upon initial adoption. The cumulative effect of applying the provisions of FIN 48 are required to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. FIN 48 will be effective beginning with the first annual period after December 15, 2006. We are still evaluating what impact, if any, the adoption of this standard will have on our financial position or results of operations.
     In September 2006 the FASB issued FASB Statement No. 157, Fair Value Measurements, or SFAS 157. The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 must be adopted prospectively as of the beginning of the year it is initially applied. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are still evaluating what impact, if any, the adoption of this standard will have on our financial position or results of operations.
2. Significant Accounting Policies
Revenue Recognition
     Our revenue recognition policy is in accordance with SEC Staff Accounting Bulletin No. 104, or SAB 104, “Revenue Recognition.” We recognize revenue for sales when substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment. Our revenue recognition policy has a substantial impact on our reported results and relies on certain estimates that require difficult, subjective and complex judgments on the part of management.
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

Gross-to-Net Sales Adjustment
     The following significant categories of gross-to-net sales adjustments impact our reporting: product returns, managed care rebates, Medicaid rebates, chargebacks, cash discounts, and other adjustments, most of which involve significant estimates and judgments and require us to use information from external sources. We account for these gross-to-net sales adjustments in accordance with Emerging Issues Task Force Issue No. 01-9, or EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” and Statement of Financial Accounting Standard No. 48, or FAS 48, “Revenue Recognition When Right of Return Exists,” as applicable.
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
     We estimate the rate of future product returns based on our historical experience using the most recent three years’ data, the relative risk of return based on expiration date and other qualitative factors that could impact the level of future product returns, such as competitive developments, product discontinuations and our introduction of new products. We assess the risk of return on a production lot basis and apply our estimated return rate to the units at risk for return. Beginning in the first quarter of 2006, as a result of more extensive revenue forecasting, we revalued our estimate of product returns using current and anticipated price increases. This resulted in an increase to our returns reserve of $1.1 million and an increase in our net loss per share of $0.03 for the nine months ended September 30, 2006. We monitor inventories held by our distributors as well as prescription trends to help us assess the rate of return. In situations where we are aware of products in the distribution channel nearing their expiration date, we analyze the situation and if the analysis indicates that product returns will be larger than previously expected, we adjust the product return accrual in which our analysis indicates the adjustment is necessary. If a product begins to face significant competition from generic products, we will give particular attention to the possible level of returns. To date, none of our products has direct generic competition.
     Due to the significant reduction of inventory held by our distributors during the third quarter of 2006, our accrual for product returns of $14.4 million as of September 30, 2006 represented a significant amount of the value of the inventory in the distribution channel. We believe this reduction of wholesaler inventory will correlate to a lower amount of product returns in the future. We believe the methodology we utilize to calculate our returns reserve continues to be appropriate; however, we do not have adequate information at the end of the third quarter to determine a more appropriate estimated rate of return than the rate indicated by our most recent three years’ data. During the fourth quarter of 2006, we will attempt to obtain additional information on the inventory held by our largest wholesalers in order to determine the potential return profile of the existing channel inventory. If, as anticipated, the return rate profile supported by the information and our on-going returns experience indicate a significantly lower rate for future returns, we will have a basis for determining a more appropriate accrual for returns, at which time we could potentially release a substantial portion of our returns reserve. Even if we release a significant amount of the accrual in the fourth quarter of 2006, we expect that over the next one to several quarters our estimated return rate, and therefore our product returns accrual, will continue to decrease at a more modest rate over time as a result of our target wholesaler inventory levels.

     It is more difficult for us to estimate returns from new products than returns for established products. We estimate the product return accrual for new products primarily based on our historical product returns experience with similar products, products that have similar characteristics at various stages of their life cycle, and other available information pertinent to the intended use and marketing of the new product.
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
     We establish an accrual in the amount equal to our estimate of Medicaid rebates attributable to our sales in the period in which we record the sale as revenue. Although we accrue a liability for estimated Medicaid rebates at the time we record the sale, the actual Medicaid rebate related to that sale is typically not billed to us for up to one year after the sale, when a prescription is filled that is covered by that program. We analyze the accrual at least quarterly and adjust the balance as needed. In determining the appropriate accrual amount we consider the then-current Medicaid rebate laws and interpretations; the historical and estimated future percentage of our products that are sold to Medicaid recipients by pharmacies, hospitals, and other retailers that buy from our customers; our product pricing and current rebate and/or discount contracts; and the levels of inventory in the distribution channel. We analyze the accrual at least quarterly and adjust the balance as needed.
     Medicare Part D programs offered by managed care organizations, which began to provide prescription drug benefit coverage effective January 1, 2006, were expected by us to reduce the number of Medicaid eligible prescriptions processed by state Medicaid programs. Accordingly, our rebate reserves for 2005 and the first quarter of 2006 were established based on our estimate of the pending impact of these programs. Based on Medicaid claims recently received attributable to prescriptions filled for the first three months of 2006, the reduction in prescriptions processed by state Medicaid programs was significantly greater than the reduction we had originally estimated. In late July and August, we conducted a review of the impact of the Medicare Part D programs on claims activity including discussions with all significant state programs to ensure all of the claims relating to the first three months had been received. We anticipate that Medicare Part D programs will continue to reduce the prescriptions processed by, and therefore rebates to, state Medicaid programs in the future relative to prior years. Based on this review we revised our estimate of the impact of these programs and as a result during the second quarter we released approximately $2.9 million of Medicaid rebate reserves accrued at March 31, 2006. This change in estimate and related adjustment resulted in corresponding positive contribution to our net product revenues for the nine months ended September 30, 2006 and decreased our net loss by $0.09 per share for the nine months ended September 30, 2006. The impact of Medicare Part D programs will continue to be evaluated and as additional market, data and rebate claims activity become known the estimated rebate claims reserve will be adjusted accordingly.
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
Other Adjustments
     In addition to the significant gross-to-net sales adjustments described above, we periodically make other sales adjustments. For example, we may offer sales discounts to our customers and discounts and coupons to patients. “Other adjustments” also includes payments owing to distributors pursuant to distribution services agreements. We generally account for these other gross-to-net adjustments by establishing an accrual in the amount equal to our estimate of the adjustments attributable to the sale. We estimate the accruals for these other gross-to-net sales adjustments primarily based our historical experience, and other relevant factors, including levels of inventory in the distribution channel, if relevant, and adjust the accruals periodically throughout the quarter to reflect the actual experience.
      In 2004, the Department of Defense, or DOD, took the position that the Federal Supply Schedule discounted price extends to retail pharmacy transactions through the DOD’s TRICARE Retail Pharmacy program, or TRRx. The intention was to obtain refunds for the government on retail pharmacy utilization based on the difference between wholesaler pricing and Federal Ceiling Prices as defined under the Veterans Health Care Act of 1992. The refund requirement was announced to us and other manufacturers in an October 2004 letter. Based on the receipt of rebate invoices, we began to reserve for an estimated liability for prescriptions filled under the TRRx program beginning in the third quarter of 2005 and had reserved $1.4 million through June 30, 2006 for potential liability under the TRRx program. That accrual is part of product-related accruals on the Balance Sheet. A trade association challenged the legality of the TRRx program in Federal court, and on September 11, 2006 the U.S. Court of Appeals for the Federal Circuit struck down the TRRx program. We now believe that, as a result of the Federal Court of Appeals decision, it is unlikely that the TRRx Program, even if ultimately implemented, will be made retroactive. As a result, we released the $1.4 million accrual in September 2006, which decreased our net loss per share by $0.04 for the three month and nine month periods ended September 30, 2006.
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
Stock-Based Compensation
     On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
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

     The calculation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2005		2005
(in thousands, except per share amounts)	2006	(restated)	2006	(restated)
Net income (loss), as reported	$(27,371)	$10,970	$(28,050)	$12,627
Add: interest on convertible note, net of tax effect	—	669	—	—

Net income (loss), diluted	$(27,371)	$11,639	$(28,050)	$12,627

Weighted average shares outstanding	34,436	35,075	34,243	35,197
Weighted-average restricted shares subject to repurchase	(600)	—	(502)	—

Basic weighted-average shares outstanding	33,836	35,075	33,741	35,197
Dilutive stock options	—	1,534	—	2,265
Convertible debt	—	4,203	—	—

Diluted weighted-average shares outstanding	33,836	40,812	33,741	37,462

Net income (loss) per share:
Basic	$(0.81)	$0.31	$(0.83)	$0.36

Diluted	$(0.81)	$0.29	$(0.83)	$0.34

     In calculating diluted net income (loss) per share, we excluded the following shares, as the effect would be anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Options	6,219	3,053	4,833	1,456
Restricted stock	615	—	615	—
Convertible debt	4,203	—	4,203	4,203

Total	10,441	3,053	9,651	5,659

     In 2006 and subsequent years, our dilutive securities may include incremental shares issuable upon conversion of all or part of the $200 million in 2.00% convertible senior notes currently outstanding. The conversion feature of these notes is triggered when our common stock reaches a certain market price and, if triggered, may require us to pay a stock premium in addition to redeeming the accreted principal amount for cash. The $200 million principal amount can only be redeemed for cash, and therefore, has no impact on the diluted earnings per share calculation. In accordance with the consensus from EITF No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” we will include the dilutive effect of the notes in our calculation of net income per diluted share when the impact is dilutive. The conversion feature of these notes was not included as the notes had no dilutive effect on our computation of net income (loss) per share for any period since issuance in March 2005.
4. Stock-Based Compensation
     On January 1, 2006, we adopted the provisions of SFAS 123R, requiring us to measure and recognize compensation expense for all stock-based awards at fair value. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for the impact of SFAS 123R on prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2006 includes compensation expense for all stock-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted subsequent to January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

     Stock-based compensation is recognized as expense over the requisite service periods in our Condensed Consolidated Statement of Operations for the three and nine month periods ended September 30, 2006 using a graded vesting expense attribution approach for unvested stock option awards granted prior to the adoption of SFAS 123R and using the straight-line expense attribution approach for stock option awards granted after the adoption of SFAS 123R. We record stock-based compensation expense net of expected forfeitures. The following table sets forth the total stock-based compensation expense resulting from stock options, non-vested stock awards and our Employee Stock Purchase Plan, or “Purchase Plan,” included in our Condensed Consolidated Statement of Operations.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(in thousands, except per share amounts)	2006	2006
Cost of product revenues	$—	$—
Research and development	307	867
Selling, general and administrative	964	2,989

Stock-based compensation expense before income tax provision	1,271	3,856
Income tax provision	—	—

Total stock-based compensation expense after income tax provision	$1,271	$3,856

Stock-based compensation expense per share:
Basic and diluted	$0.04	$0.11

Weighted average shares outstanding:
Basic and diluted	33,836	33,741

     The fair value of the options vested for the nine months ended September 30, 2006 was $2.4 million. As of September 30, 2006, there was $9.5 million (before any related tax benefit) of total unrecognized compensation cost related to unvested stock-based compensation that is expected to be recognized over a weighted-average period of approximately 1.9 years.
     We received net cash from the exercise of stock options of $385,000 for the three months ended September 30, 2006, and $3.6 million for the nine months ended September 30, 2006. Net cash proceeds from the exercise of stock options were $2.2 million and $7.1 million for the three and nine months ended September 30, 2005, respectively. We did not realize any income tax benefit from stock option exercises during the three and nine months ended September 30, 2006 and 2005. In accordance with SFAS 123R, we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.
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

     The following table illustrates the effect on net income after tax and net income per share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three and nine months ended September 30, 2005:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
(in thousands, except per share amounts)	(restated)	(restated)
Net income, as reported	$10,970	$12,627
Add: interest on convertible note, net of tax effect	669	—

Net income, diluted	$11,639	$12,627

Add: Stock-based compensation expense, net of related tax effects	5	13
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(4,010)	(12,288)

Pro forma net income	$7,634	$352

Net income per share:
Basic, as reported	$0.31	$0.36
Diluted, as reported	$0.29	$0.34
Basic, pro forma	$0.20	$0.01
Diluted, pro forma	$0.19	$0.01
     The pro forma stock-based compensation expense determined under the fair value method for the nine months ended September 30, 2005 of $12.3 million, as reported above, differs from the previously reported pro forma amount of $13.7 million. The previously reported amount erroneously included the expense related to our Purchase Plan for the full year of 2005 rather than only the nine month period ended September 30, 2005.
     The weighted average fair value of options granted, based on the assumptions and criteria discussed below, was $4.95 and $6.37 per share for the three and nine months ended September 30, 2006, respectively; and $7.28 and $9.53 per share for the three and nine months ended September 30, 2005, respectively.
     The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions:

	Stock Option Plans		Stock Option Plans
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected stock volatility	53.7%	47.1%	51.9%	47.1%
Risk-free interest rate	4.7%	3.9%	4.7%	3.6%
Expected life (in years)	4.5	4.0	4.2	4.0
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

	Stock Purchase Plan
	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Expected stock volatility	55.9%	52.1%
Risk-free interest rate	1.5%	1.6%
Expected life (in years)	1.4	1.4
Expected dividend yield	0.0%	0.0%
     We estimated the fair value of each option grant on the date of the grant using the Black-Scholes valuation model. The expected life of the options represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules, option cancellations and the historical exercise patterns we have experienced. For the three and nine month periods ended September 30, 2006, we estimate the expected stock price volatility based on a combination of our common stock’s historical volatility and the implied volatility of tradable forward call and put options to purchase and sell shares of our stock. For the three and nine month periods ended September 30, 2005, we estimated expected stock volatility primarily using a combination of the historical volatility of our stock and our peers’ stock, and to a lesser extent, the implied volatility as described above. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. In 2006, we have reduced gross compensation expense to account for estimated forfeitures, because the expense related to stock option awards recognized on adoption of SFAS 123R is based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures based on our historical experience.
     Through November 30, 2005, our Purchase Plan permitted eligible employees to purchase our common stock through payroll deductions at a price equal to the lower of 85% of the fair market value at the beginning or end of the offering period, which was two years. On December 1, 2005, we modified the Purchase Plan so that employee purchases were made at 85% of the fair market value of our common stock at the end of each six month offering period. The elimination of the “look back” period as well as a decrease in employee participation in the Purchase Plan has resulted in a significant decrease of the expense related to the Purchase Plan in 2006 and simplified the calculation of the related stock-based compensation to represent 15% of the contributions to the Purchase Plan. We recognized $81,000 and $226,000 in stock-based compensation expense related to the Purchase Plan during the three and nine months ended September 30, 2006, respectively. Stock-based compensation expense related to the Purchase Plan recognized in our pro forma disclosure was $749,000 and $1,472,000 for the three and nine month periods ended September 30, 2005, respectively.
     On January 27, 2006, we granted 475,000 shares of restricted stock in lieu of option grants to members of our executive management. Of the total awards, 50% are subject to time-based vesting and the remaining 50% are subject to both performance-based and time-based vesting with certain 2006 performance goals determined by the Compensation Committee. For all of the shares subject to time-based vesting and the shares ultimately issued based on performance, the vesting restriction for one-half will lapse on February 1, 2008 and the remaining one-half will lapse February 1, 2009. Through September 30, 2006 we have not recorded compensation expense for the restricted stock grants which have performance-based criteria due to the probability that the performance criteria will not be met; however, the Compensation Committee will make a final assessment in late 2006 or the first quarter of 2007, at which time they will consider business conditions and other factors. On February 1, 2006, we also granted 58,000 shares of restricted stock in lieu of option grants to certain management individuals; all of those shares are subject only to time-based vesting. Of the total awards, the restriction for one-third lapses on the first anniversary and one-sixth each six months thereafter. On May 22, 2006 we granted an additional 60,000 shares of restricted stock in lieu of annual option grants to our Board of Directors. The restriction on these awards lapses one year from the date of grant. We did not grant restricted stock prior to January 1, 2006. We recognized approximately $568,000 and $1,240,000 of compensation expense during the three and nine month periods ended September 30, 2006, respectively. The weighted average fair value of restricted stock granted, determined using the Black-Scholes model, was $10.44 per share for the three months ended September 30, 2006 and $14.75 per share for the nine months ended September 30, 2006, respectively.
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

		Options Outstanding
	Shares		Weighted
	Available	Number	Average
	for	of	Exercise
	Grant	Shares	Price
Balance, December 31, 2004	372,082	6,837,909	$12.64

Additional shares authorized	1,675,356	—	—
Options granted	(1,730,887)	1,730,887	22.05
Options exercised	—	(713,747)	8.93
Options canceled, expired or forfeited	474,797	(474,797)	18.90

Balance, December 31, 2005	791,348	7,380,252	$14.80
Additional shares authorized	1,277,543	—	—
Options granted	(1,008,068)	1,008,068	13.85
Restricted shares granted	(615,120)	—	—
Options exercised	—	(424,032)	8.90
Options canceled, expired or forfeited (1)	456,076	(456,076)	18.19
Options canceled due to an expired plan (2)	(70,000)	—	—

Balance, September 30, 2006	831,779	7,508,212	$14.80

(1)	During the nine months ended September 30, 2006 we had 49,000 canceled, expired or forfeited options related to stock option plans that expired before January 1, 2006. As these options expire or are forfeited they are not added back to the pool of options available for grant.

(2)	On January 1, 2006 our 1995 Director’s Plan expired, with the result that 70,000 options expired that had never been granted.
     The aggregate intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $373,000 and $2.4 million, respectively. The aggregate intrinsic value of options exercised during the three and nine months ended September 30, 2005 was $2.4 million and $8.9 million, respectively.
     The following table summarizes information concerning outstanding and exercisable options at September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range		Remaining	Average		Average
of	Number of	Life (in	Exercise	Number of	Exercise
Exercise Prices	Shares	years	Price	Shares	Price
$ 0.00 — $5.84	488,005	3.30	$4.48	488,005	$4.48
$ 5.85 — $8.75	1,062,756	2.90	7.61	1,026,256	7.60
$ 8.76 — $11.67	488,419	7.40	10.34	246,688	10.53
$11.68 — $14.59	1,757,109	5.65	12.29	1,468,325	12.20
$14.60 — $17.51	898,468	8.62	15.82	241,032	16.30
$17.52 — $20.43	1,320,559	6.81	18.28	1,237,098	18.32
$20.44 — $23.34	282,146	7.72	21.88	282,146	21.88
$23.35 — $26.26	950,500	7.68	23.76	950,500	23.76
$26.27 — $29.18	260,250	7.77	27.32	260,250	27.32

$ 0.00 — $29.18	7,508,212	6.19	14.80	6,200,300	14.99

     The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2006 was $6.9 million and $6.6 million, respectively. Options exercisable at September 30, 2006 had a weighted-average remaining contractual life of 5.63 years.
5. Comprehensive Income
     The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2005		2005
	2006	(restated)	2006	(restated)
Net income (loss)	$(27,371)	$10,970	$(28,050)	$12,627
Foreign currency translation adjustment	(95)	(9)	(41)	(92)
Change in unrealized gain (loss) on securities	720	(362)	343	(536)

Comprehensive income (loss)	$(26,746)	$10,599	$(27,748)	$11,999

     Accumulated other comprehensive income recorded in stockholders’ equity included $105,000 of net unrealized losses on investments and $934,000 of foreign currency translation unrealized gains as of September 30, 2006 and, as of December 31, 2005, included $447,000 of net unrealized losses on investments and $974,000 of foreign currency translation unrealized gains.
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
     The components of inventory are as follows (in thousands):

	September 30,	December 31,
	2006	2005
Raw materials	$4,054	$1,649
Finished goods	5,422	5,836

Total inventory	$9,476	$7,485

     Inventory may also include similar costs for product candidates awaiting regulatory approval to be sold upon receipt of approval. We capitalize those costs based on management’s judgment of probable near-term commercialization or alternative future uses for the inventory. If not approved, we assess the realizability of the asset based on several factors including management’s estimates of future regulatory work required, alternative uses, and potential resale value. We included $1.9 million of product packaging material and equipment costs related to Velac Gel in the other assets line item on our balance sheet at December 31, 2005. After completion of certain studies in the third quarter of 2006 and communications with the FDA in September 2006, our management team reassessed the realizability of these assets based on future regulatory work required, the potential resale value and other relevant factors. We determined these assets were impaired and expensed $1.9 million to the research and development line item on our statement of operations for the three and nine month periods ended September 30, 2006. Connetics remains committed to bringing the product to market and development activities are ongoing.
7. PediaMed Sales Organization Acquisition
     Effective February 1, 2006, we acquired the sales organization of PediaMed Pharmaceuticals, Inc., a privately-held pharmaceutical company specializing in the pediatric market, for cash of $12.5 million plus transaction costs of approximately $37,000. We recorded an intangible asset for the assembled workforce and trademark rights acquired in connection with this acquisition of approximately $12.5 million based on a cost approach. We are amortizing the assembled workforce over an estimated useful life of five years. The acquired sales force is promoting our products to selected pediatricians nationwide. We added Verdeso, our first product with a pediatric label approved by the FDA, to the group’s portfolio in October 2006. The FDA approved Verdeso on September 19, 2006. The PediaMed acquisition did not include any commercial products historically sold by the PediaMed sales organization, or rights to any products developed by PediaMed. The $12.5 million included $0.3 million for trademark rights acquired in connection with the acquisition which were amortized over six months.
8. Goodwill and Other Intangible Assets
      There was no change in the carrying amount of goodwill of $6.3 million during the three and nine months ended September 30, 2006. The components of our intangible assets are as follows (in thousands):

		September 30, 2006			December 31, 2005
	Useful Life	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	in Years	Amount	Amortization	Net	Amount	Amortization	Net
Acquired product rights	10	$127,652	$(32,977)	$94,675	$127,652	$(23,403)	$104,249
Existing technology	10	6,810	(3,717)	3,093	6,810	(3,206)	3,604
Patents	10-13	1,661	(838)	823	1,661	(725)	936
Assembled workforce	5	12,248	(1,626)	10,622	—	—	—
Other PediaMed assets	0.5	289	(289)	—	—	—	—

Total		$148,660	$(39,447)	$109,213	$136,123	$(27,334)	$108,789

     Amortization expenses for our other intangible assets were $4.1 million and $12.1 million during the three and nine months ended September 30, 2006, respectively. Amortization expenses for our other intangible assets were $3.4 million and $10.2 million during the three and nine months ended September 30, 2005, respectively.
The expected future amortization expense of our other intangible assets is as follows (in thousands):

Amortization
Expense
Remaining three months in 2006	$4,011
For the year ending December 31, 2007	16,049
For the year ending December 31, 2008	16,049
For the year ending December 31, 2009	16,049
For the year ending December 31, 2010	16,049
For the year ending December 31, 2011	13,232
Thereafter	27,774

Total	$109,213

9. Guaranties and Indemnifications
     Pursuant to FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” or FIN No. 45, upon issuance the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee. We enter into indemnification provisions under our agreements with certain key employees and other companies in the ordinary course of our business, typically with business partners, contractors, clinical sites, insurers, and customers. Under these provisions we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. In some cases, the maximum potential amount of future payments Connetics could be required to make under these indemnification provisions is unlimited. The estimated fair value of the indemnity obligations of these agreements is insignificant. Accordingly, we have not recorded liabilities for these agreements as of September 30, 2006. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.
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
11. Stock Repurchase Program
     On October 31, 2005, our Board of Directors authorized the repurchase of up $50 million of our common stock. As of December 31, 2005, we had repurchased 1.8 million shares of our common stock at a cost of $24.4 million. During the nine months ended September 30, 2006, we repurchased an additional 143,000 shares at a cost of $2.2 million.

12. SEC Investigation
     As previously disclosed, the SEC is conducting an investigation into potential securities law violations by the Company and/or current and former officers, directors and employees. The Company has received and responded to multiple subpoenas and requests for information, most recently a document subpoena dated October 6, 2006, to which the Company has responded. The SEC investigation is ongoing.
13. Subsequent Events – Proposed Merger with Stiefel Laboratories, Inc.
          On October 22, 2006, Connetics entered into a definitive merger agreement (Merger Agreement) with Stiefel Laboratories, Inc., or Stiefel, for Stiefel to acquire Connetics. This transaction is subject to certain closing conditions, including (i) approval by at least a majority of the voting power of the shares of the Company’s common stock outstanding, and (ii) the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
Upon the closing of the merger:
•	each issued and outstanding share of the Company’s common stock (including shares of restricted common stock whose vesting will accelerate upon the closing of the merger, as discussed below), will be converted into a right to receive $17.50 in cash, without interest;

•	all of the Company’s outstanding stock options and shares of restricted stock, to the extent not vested, will accelerate in full; and

•	each outstanding stock option will be terminated and converted into a right to receive a cash payment equal to the product of (i) the amount, if any, that $17.50 exceeds the exercise price per share of such option, multiplied by (ii) the number of shares underlying such option.

          In connection with the Merger Agreement, the directors and executive officers of Connetics, concurrently with the execution and delivery of the Merger Agreement, entered into Voting Agreements with Stiefel (Voting Agreements), pursuant to which they each agreed, among other things, to vote the shares of Connetics common stock held by them in favor of the Merger and against any other proposal or offer to acquire Connetics. If the Merger Agreement is terminated for any reason, the Voting Agreements will also terminate. The directors and executive officers who have entered into Voting Agreements own, in the aggregate, 1,033,051 shares of Connetics common stock as of October 22, 2006, representing approximately three percent of Connetics’ outstanding common stock.
          Immediately prior to the execution of the Merger Agreement, the Company and Computershare Trust Company, N.A. entered into an amendment (Rights Agreement Amendment) to the Company’s Rights Agreement dated as of November 21, 2001 (Rights Agreement). The purpose and effect of the Rights Agreement Amendment is to make the Rights Agreement inapplicable to the announcement, approval, execution, delivery or performance of the Merger Agreement or the Voting Agreements, or the consummation of the Merger or any of the other transactions contemplated by the Merger Agreement, so that these events will not trigger the separation or exercise of the Rights (as defined in the Rights Agreement).
          Connetics and Stiefel also entered into a Distribution and Supply Agreement (Distribution and Supply Agreement) in which they agreed that if a third party should begin selling a generic version of Connetics’ Soriatane® product, Stiefel would be authorized to also sell a generic version of Soriatane in the United States, Connetics would supply Stiefel with its requirements of the product (subject to certain limitations) and Connetics would not supply any other party with a generic version of Soriatane. If the Merger Agreement is terminated, then Connetics would be entitled to terminate the Distribution and Supply Agreement.
          The Company currently expects the transaction to close in late 2006 or early 2007, although there can be no assurances that it will close. Under terms specified in the merger agreement, Connetics or Stiefel may terminate the agreement, and, in connection with a termination under certain specified circumstances, Connetics may be required to pay a $19.1 million termination fee to Stiefel.
          As a result of the merger, each holder of the convertible notes shall have the right to require Connetics to repurchase any or all of the holder’s notes for cash at 100% of the principal amount plus accrued and unpaid interest on such amount to the applicable repurchase date. Furthermore, each holder of the notes shall have the right to convert all of such holder’s notes into shares of the Connetics Common Stock pursuant to the conversion ratio set forth in the respective indenture agreements.
          For more information about the proposed transaction, refer to the Current Report on Form 8-K filed by the Company on October 24, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          This discussion and analysis should be read in conjunction with the MD&A included in our Annual Report, as amended, on Form 10-K /A for the year ended December 31, 2005 and with the unaudited condensed consolidated financial statements and notes to financial statements included in this Report. Our disclosure and analysis in this Report, in other reports that we file with the Securities and Exchange Commission, in our press releases and in public statements of our officers may contain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current events. They use words such as “anticipate,” “estimate,” “expect,” “will,” “may,” “intend,” “plan,” “believe” and similar expressions in connection with discussion of future operating or financial performance. These include statements relating to future actions, prospective products or product approvals, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. Forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors will be important in determining future results. No forward-looking statement can be guaranteed, and actual results may vary materially from those anticipated in any forward-looking statement. Some of the factors that, in our view, could cause actual results to differ are discussed under the caption “Risk Factors” in our 2005 Annual Report, as amended, on Form 10-K/A for the year ended December 31, 2005, as amended. Our historical operating results are not necessarily indicative of the results to be expected in any future period.
Proposed Merger With Stiefel
          On October 22, 2006, Connetics entered into a definitive merger agreement (Merger Agreement) with Stiefel Laboratories, Inc., or Stiefel, for Stiefel to acquire Connetics. This transaction is subject to certain closing conditions, including (i) approval by at least a majority of the voting power of the shares of the Company’s common stock outstanding, and (ii) the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.
Upon the closing of the merger:
•	each issued and outstanding share of the Company’s common stock (including shares of restricted common stock whose vesting will accelerate upon the closing of the merger, as discussed below), will be converted into a right to receive $17.50 in cash, without interest;

•	all of the Company’s outstanding stock options and shares of restricted stock, to the extent not vested, will accelerate in full; and

•	each outstanding stock option will be terminated and converted into a right to receive a cash payment equal to the product of (i) the amount, if any, that $17.50 exceeds the exercise price per share of such option, multiplied by (ii) the number of shares underlying such option.
          This Management’s Discussion and Analysis of Financial Condition and Results of Operations section is intended to help the reader understand our historical results and anticipated outlook prior to the close of the proposed merger. We currently expect the transaction to close in late 2006 or early 2007, although we cannot assure you that it will close. Under terms specified in the merger agreement, Connetics or Stiefel may terminate the agreement, and, in connection with a termination under certain specified circumstances, Connetics may be required to pay a $19.1 million termination fee to Stiefel. For more information about the proposed transaction, refer to the Current Report on Form 8-K filed by the Company on October 24, 2006. We intend to file a proxy statement with the SEC that, when final, will detail a meeting of our stockholders to enable our stockholders to vote to adopt the merger agreement. The proxy statement will be sent to all our stockholders and will contain important information about us, the merger, risks relating to the merger and related matters. We strongly encourage our stockholders to read this proxy statement when available.
Restatement of Consolidated Financial Statements
          We restated our consolidated financial statements to correct for errors in our estimated accruals for rebates, chargebacks and returns. Please refer to our Annual Report, as amended, on Form 10-K/A for the year ended December 31, 2005 for a detailed discussion.
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
          We market five prescription pharmaceutical products:
▪	OLUX (clobetasol propionate) Foam, 0.05%, a super high-potency topical steroid prescribed for the treatment of steroid responsive dermatological diseases of the scalp and mild to moderate plaque-type psoriasis of non-scalp regions excluding the face and intertriginous areas;

▪	Luxíq (betamethasone valerate) Foam, 0.12%, a mid-potency topical steroid prescribed for scalp dermatoses such as psoriasis, eczema and seborrheic dermatitis;

▪	Soriatane (acitretin), an oral medicine for the treatment of severe psoriasis; and

▪	Evoclin (clindamycin phosphate) Foam, 1%, a topical treatment for acne vulgaris.

▪	Verdeso™ (desonide) Foam, 0.05%, a low-potency topical steroid and is the first approved product formulated in Connetics’ proprietary VersaFoam(R)-EF emulsion formulation foam vehicle for the treatment of mild-to-moderate atopic dermatitis.
          On April 3, 2006, we announced that we had filed a Citizen Petition with the FDA to request that any generic products that reference Soriatane(R) (acitretin) meet several criteria in addition to rigorous bio-equivalency testing prior to approval. We believe that the criteria outlined in the citizen petition will ensure that patients are adequately protected from generic versions of acitretin that might not be comparable in safety and efficacy to the branded product. Subtle differences between Soriatane and a generic acitretin that change the extent or route of metabolism, absorption, distribution or elimination of acitretin can significantly increase the risks associated with the well-known conversion of acitretin to the potent teratogen, etretinate, and therefore reduce the effectiveness of current safeguards to manage these risks. The Citizen Petition outlines several ways in which the FDA can confirm that a generic acitretin is in every way the same as Soriatane, in order to ensure that the labeling instructions and other safeguards put in place for Soriatane are sufficient to give the same level of protection to patients who receive generic acitretin.
          The projects currently in our research and development pipeline in 2006 include Extina(R) (ketoconazole) Foam, 2%, a potential new treatment for seborrheic dermatitis and Velac(R) Gel for the treatment of acne, as well as other programs in the preclinical development stage. We also have one New Drug Application, or NDA, under review by the FDA. In January 2006, we submitted an NDA for Primolux(tm) Foam, a super high-potency topical steroid, formulated with 0.05% clobetasol propionate in our proprietary emollient foam delivery vehicle, which has been accepted for filing and assigned a user fee date of January 2007.
     As previously disclosed, the SEC is conducting an investigation into potential securities law violations by the Company and/or current and former officers, directors and employees. The Company has received and responded to multiple subpoenas and requests for information, most recently a document subpoena dated October 6, 2006, to which the Company has responded. The SEC investigation is ongoing.
          On August 28, 2006 we announced the positive outcome of our Phase III clinical trial evaluating Extina® (ketoconazole) Foam, 2%, formulated in VersaFoam-HF™, for the treatment of seborrheic dermatitis. The Extina Phase III clinical study was a four-week, double-blinded, active- and placebo-controlled trial that included 1,162 patients at 24 centers in the United States. The trial was designed to demonstrate that Extina is superior to placebo foam as measured by the primary endpoint of Investigator’s Static Global Assessment, or ISGA. The ISGA for this trial was an overall assessment of the severity of seborrheic dermatitis with respect to the clinically relevant signs of the disease. Adverse events with Extina were mild to moderate in nature and were related primarily to burning and stinging at the application site.
          On September 19, 2006, the FDA approved Verdeso (desonide) Foam, 0.05%, for the treatment of mild-to-moderate atopic dermatitis. Verdeso, formerly referred to as Desilux, is a low-potency topical steroid and is the first approved product formulated in Connetics’ proprietary VersaFoam®-EF emulsion formulation foam vehicle. Verdeso is also our first product approved for pediatric use. Connetics began marketing Verdeso to physicians in the late October 2006.
          On October 22, 2006, upon Board of Directors authorization, we signed a definitive merger agreement with Stiefel Laboratories, Inc., a privately held company based in Coral Gables, Florida. Upon the closing of the transaction, holders of Connetics’ common stock will receive $17.50 per share in cash. The closing is subject to approval by holders of a majority of Connetics’ outstanding common stock, antitrust clearance and other customary closing conditions. We anticipate closing the merger in late 2006 or early 2007.
Critical Accounting Policies and Estimates
          We made no material changes to our critical accounting policies and estimates included in our Annual Report on Form 10-K/A for the year ended December 31, 2005, except as noted below.

27

Revenue Recognition
          Historically we have recognized revenue based on a sell-in model for new products. Starting in the fourth quarter of 2006, our policy will be to recognize revenue for new products based on estimated units filled in prescriptions until our wholesalers establish consistent ordering and inventory levels that are consistent with our targeted wholesaler inventory stocking levels (generally between four and six weeks of sales). This is the policy we are following with sales of Verdeso™ , which we launched in October 2006. We will estimate units filled in prescriptions using prescription data we purchase from Per-Se Technologies, formerly NDC Health Corporation, one of the leading providers of prescription-based information. When wholesalers have established consistent ordering and inventory levels consistent with our targeted wholesaler inventory stocking levels, we will recognize product revenue upon shipment. Regardless of the timing of recognition, we recognize product revenues net of applicable estimated allowances and product-related accruals.
Stock-Based Compensation
          On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, requiring us to recognize expense related to the fair value of our stock-based compensation awards. We elected to use the modified prospective transition method as permitted by SFAS 123R and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006. Compensation expense is based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted on or after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
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

Results of Operations
Net Revenues
          The following table summarizes our gross-to-net sales deductions (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Gross product revenues	$21,968	$58,848	$134,836	$174,019
Product returns	(1,708)	965	(9,294)	(8,001)
Managed care and Medicaid rebates	(798)	(5,484)	(6,969)	(17,062)
Chargebacks	(764)	(1,889)	(3,833)	(5,776)
Cash discounts and other	138	(1,652)	(5,335)	(6,849)

Net product revenues	$18,836	$50,788	$109,405	$136,331

          The following table summarizes our net product and royalty and contract revenues (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net product revenues:
Soriatane	$10,411	$20,804	$44,867	$54,911
OLUX Foam	4,317	15,879	31,362	45,276
Evoclin Foam	2,255	7,519	19,459	17,517
Luxiq Foam	1,843	6,541	13,620	18,486
Other	10	45	97	141

Total net product revenues	18,836	50,788	109,405	136,331

Royalty and contract revenues:
Royalty	475	158	881	386
Contract	374	—	374	83

Total royalty and contract revenues	849	158	1,255	469

Total net revenues	$19,685	$50,946	$110,660	$136,800

          Our net product revenues were $18.8 million for the three months ended September 30, 2006 and $50.8 million for the three months ended September 30, 2005, representing a decrease of $32.0 million or 63%. The decrease in net product revenues is primarily attributable to the reduction of inventory levels of our products at our major wholesalers, which resulted in shipment of units to the wholesalers below unit demand. We estimate that we shipped approximately $31.4 million less than unit demand during the third quarter resulting in a decrease in the estimated months of demand in the distribution channel of 3.6 months at June 30, 2006 to 1.5 months at September 30, 2006 (see further discussion below). This $32.0 million decrease in net revenues was partially offset by a $1.4 million release for accruals related to the TRICARE Retail Pharmacy Program, or TRRx. In 2004, the Department of Defense, or DOD, took the position that the Federal Supply Schedule discounted price extends to retail pharmacy transactions through the DOD’s TRRx. The intention was to obtain refunds for the government on retail pharmacy utilization based on the difference between wholesaler pricing and Federal Ceiling Prices as defined under the Veterans Health Care Act of 1992. The refund requirement was announced to us and other manufacturers in an October 2004 letter. Based on the receipt of rebate invoices, we began to reserve for an estimated liability for prescriptions filled under the TRRx program beginning in the third quarter of 2005 and had reserved $1.4 million through June 30, 2006 for potential liability under the TRRx program. That accrual is part of product-related accruals on the Balance Sheet. A trade association challenged the legality of the TRRx program in Federal court, and on September 11, 2006 the U.S. Court of Appeals for the Federal Circuit struck down the TRRx program. We now believe that, as a result of the Federal Court of Appeals decision, it is unlikely that the TRRx Program, even if ultimately implemented will be made retroactive to 2004. As a result, we released the $1.4 million accrual in September 2006, which decreased our net loss per share by $0.04 for the three month and nine month periods ended September 30, 2006.

          Our net product revenues were $109.4 million for the nine months ended September 30, 2006 and $136.3 million for the nine months ended September 30, 2005, representing a decrease of $26.9 million or 20%. The decrease in net product revenues is primarily attributable to the reduction of inventory levels of our products at our major wholesalers of $38.6 in the second and third quarters of 2006. This decrease is slightly offset by a $1.4 million release of a reserve for TRRx in the third quarter, which decreased our net loss per share by $0.04 for the nine months ended September 30, 2006. The decrease is also partially offset by a $2.9 million release of Medicaid reserves in the second quarter discussed below which decreased our net loss by $0.09 per share for the nine months ended September 30, 2006 (see Medicare Part D discussion below).
          We expected Medicare Part D programs to reduce the number of Medicaid eligible prescriptions processed by state Medicaid programs. Medicare Part D programs are offered by managed care organizations and began to provide prescription drug benefit coverage effective January 1, 2006. Based, however, on the Medicaid claims we have recently received attributable to prescriptions filled for the first three months of 2006, the reduction in prescriptions processed by, and therefore the reduction in rebates due to, state Medicaid programs was significantly greater than we anticipated. Because of this discrepancy, in late July and August, we conducted a review of the claims activity including calls to all of the significant state programs we contract with, to ensure that we had actually received all of the claims relating to the first three months of 2006. We anticipate that Medicare Part D programs will continue to reduce the prescriptions processed by, and therefore rebates to, state Medicaid programs in the future, which would be partially offset by rebates due to Medicare Part D programs. Based on this review we revised our estimate of the impact of these programs and as a result, during the second quarter we released approximately $2.9 million of Medicaid rebate reserves accrued at March 31, 2006, which resulted in a corresponding positive contribution to our net product revenues for the nine months ended September 30, 2006. The impact of Medicare Part D programs will continue to be evaluated and as additional market data and rebate claims activity become known the estimated rebate claims reserve will be adjusted accordingly.
          We estimate inventory in the distribution channel using reports we receive from wholesalers and we calculate months’ supply on a weighted average basis by product relative to unit demand. Our estimated levels of inventory in the distribution channel as of December 31, 2005, March 31, 2006, June 30, 2006, and September 30, 2006 are approximately the following months of estimated unit demand:

	September 30,	June 30,	March 31,	December 31,
Product	2006	2006	2006	2005

Soriatane	1.5	3.2	3.9	4.2
OLUX Foam	1.5	3.6	3.9	4.6
Evoclin Foam	1.3	3.7	4.0	4.3
Luxíq Foam	1.6	4.0	4.4	5.4
Weighted average for all products	1.5	3.6	4.0	4.6
          The decrease in the estimated levels of inventory in the first quarter of 2006 was primarily a function of increased unit demand experienced by the wholesalers while the decrease in the second and third quarter of 2006 was principally the result of shipment of units to the wholesalers below unit demand.
          In order to facilitate improved management of wholesale inventory levels of all of our products, at the end of 2005 we announced our intention to reduce wholesale inventory levels of our products. On July 10, 2006, we announced that we intend to continue to ship below estimated prescription demand during the remainder of 2006 at a greater rate than originally planned for the year, with a goal of reducing average wholesaler inventory levels to approximately two months on-hand by the end of 2006. In September 2006, based on the logistical efficiencies gained in the distribution system, we reduced the goal of average wholesaler inventory levels to between four and six weeks. The rate at which we continue to reduce inventory is subject to many variables, however, including estimates of the amounts currently in inventory at each wholesaler and predictions of end-user prescription demand for our products.
          Because shipments to our wholesalers have been and, to a lesser extent, will continue to be below levels indicated by prescription demand, our net product revenues under U.S. GAAP reported in our quarterly and annual financial statements have been and, to a lesser extent, will continue to be lower than the actual prescription demand levels for our products would suggest. These actions have resulted in lower levels of accounts receivable due to the reductions in shipments, slower increases and even decreases in returns and chargeback accruals and accruals for rebates reserves on our balance sheet, and modest write-offs of excess finished goods inventory balances, all of which have affected and could continue to affect our liquidity. We also have minimum production obligations with DPT Laboratories, Ltd., or DPT, and may be required to pay fees to DPT if we do not order as much product as projected. Any future changes in prescription demand will impact the amount of inventory reductions necessary to achieve desired levels of inventory in the distribution channel. We believe that our reduction of inventory levels in the distribution channel is consistent with improved wholesaler reporting, improved distribution logistics under centralized warehousing offerings from our two largest wholesalers, and the relative maturity of most of our products.
          We estimate the rate of future product returns based on our historical experience using the most recent three years’ data, the relative risk of return based on expiration date and other qualitative factors that could impact the level of future product returns, including monitoring inventories held by our distributors. Due to the significant reduction of inventory held by our distributors during 2006, our accrual for product returns of $14.4 million as of September 30, 2006 represented a significant amount of the retail value of the inventory in the distribution channel. We believe this reduction of wholesaler inventory will correlate to a lower amount of product returns in the future. We believe the methodology we utilize to calculate our returns reserve continues to be appropriate; however, we do not have adequate information at the end of the third quarter to determine a more appropriate estimated rate of return than the rate indicated by our most recent three years’ data. During the fourth quarter of 2006, we will attempt to obtain additional information on the inventory held by our largest wholesalers in order to determine the potential return profile of the existing channel inventory. If, as anticipated, the return rate profile supported by the information and our on-going returns experience indicate a significantly lower rate for future returns, we will have a basis for determining a more appropriate accrual for returns, at which time we could potentially release a substantial portion of our returns reserve. Even if we release a significant amount of the accrual in the fourth quarter of 2006, we expect that over the next one to several quarters our estimated return rate, and therefore our product returns accrual, will continue to decrease at a more modest rate over time as a result of our target wholesaler inventory levels.
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
          Our cost of product revenues were $1.7 million and $4.2 million for the three months ended September 30, 2006 and 2005, respectively, representing a decrease of $2.5 million or 60%, and $9.2 million and $12.9 million for the nine months ended September 30, 2006 and 2005, respectively, representing a decrease of $3.7 million or 29%. The decrease in both periods was principally due to significantly lower shipments of product to the wholesalers as a result of the reduction of inventory levels of our products at our major wholesalers. This decrease is also attributable to reduced royalty payments paid on Soriatane sales to a U.S.-based distributor that exports branded pharmaceutical products to select international markets in 2006 as compared to 2005 of $0.5 million and $1.6 million in the three and nine months ended September 30, 2006, respectively.

     In order to facilitate improved management of wholesaler inventory levels of all of our products, we have shipped below estimated prescription demand during 2006 with the goal of reducing average wholesaler inventory levels to less than two months on-hand by the end of 2006. In connection with this effort, on June 30, 2006 we halted an in-transit shipment to one of our wholesalers; the product was brought back to our warehouse and the wholesaler never received delivery. We properly reversed the revenue and accounts receivable related to this shipment, and those amounts were appropriately not reflected in the June 30, 2006 Form 10-Q financial statements. However, during our third quarter 2006 close procedures we noted that the Form 10-Q did not reflect the reversal of the cost of product revenues and increase in inventory associated with the halted shipment. Therefore, our June 30, 2006 results overstated cost of product revenues by $368,000 and understated inventory by the same amount. We have recorded the $368,000 reversal of cost of product revenues as an adjustment in June 2006 by amending the year-to-date amounts in the September 30, 2006 financial information included in Note 1 to this Report.
Amortization of Intangible Assets
     We recorded amortization expenses of $4.1 million and $12.1 million for the three and nine months ended September 30, 2006, compared to $3.4 million and $10.2 million for the comparable periods in 2005. The increase in amortization expense was attributable to amortization of identified intangibles recorded from the acquisition of the pediatric sales force from PediaMed.
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
     R&D expenses were $10.0 million for the three months ended September 30, 2006, compared to $8.4 million for the three months ended September 30, 2005, representing an increase of $1.6 million or 19%. The increase is primarily due to $1.9 million of expense recorded for product packaging material and equipment costs related to Velac Gel that we had previously capitalized. After completion of certain studies in the third quarter of 2006 and communications with the FDA in September 2006, our management team reassessed the realizability of these assets based on future regulatory work required, the potential resale value and other relevant factors. We determined these assets were impaired and expensed $1.9 million to the research and development line item on our statement of operations for the three and nine month periods ended September 30, 2006. Connetics remains committed to bringing the product to market and development activities are ongoing.
     For the nine months ended September 30, 2006 and 2005, R&D expenses were $26.2 million and $23.2 million, respectively, representing an increase of $3.0 million or 13%. The increase was partially attributable to $1.9 million of expense recognized for inventory and equipment costs related to Velac Gel as discussed in the preceding paragraph. We determined these assets were impaired and expensed $1.9 million to the research and development line item on our statement of operations in September 2006. The increase is also attributable to the $0.8 million filing fee for the Primolux(TM) Foam NDA in January 2006 and expense resulting from the recognition of stock-based compensation due to the adoption of SFAS 123R of $0.9 million in the nine months ended September 30, 2006.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses include expenses and costs associated with finance, legal,

insurance, marketing, sales, and other administrative matters.
     Selling, general and administrative expenses were $31.6 million for the three months ended September 30, 2006, compared to $23.7 million for the three months ended September 30, 2005, representing an increase of $7.9 million or 33%. The increase primarily consists of $4.9 million for increased legal, audit, tax and other administrative expenses primarily driven by our recent restatement and our pending SEC investigation, $3.8 million in increased personnel costs driven by our sales department due to the purchase of the PediaMed sales organization, $1.0 million resulting from the recognition of stock-based compensation in 2006, $600,000 in consulting and recruiting fees, partially offset by $2.0 million in decreased direct and indirect promotional activities.
     For the nine months ended September 30, 2006 and 2005, selling, general and administrative expenses were $93.0 million and $76.9 million, respectively, representing an increase of $16.1 million or 21%. The increase primarily consists of $9.0 million for increased legal, audit, tax and other administrative expenses primarily driven by our recent restatement and our pending SEC investigation, $9.1 million in increased personnel costs primarily driven by our sales department due to the purchase of the PediaMed sales organization, $3.0 million resulting from the recognition of stock-based compensation in 2006, $1.0 million in consulting and recruiting fees partially offset by $6.7 million in decreased direct and indirect promotional activities.
Stock-based Compensation
     On January 1, 2006, we adopted the provisions of SFAS 123R requiring us to recognize expense related to the fair value of our stock-based compensation awards. Total stock-based compensation expense was $1.3 million for the three months ended September 30, 2006 and $3.9 million for nine months ended September 30, 2006.
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
     Prior to the adoption of SFAS 123R, we applied SFAS 123, amended by SFAS 148, which allowed companies to apply the existing accounting rules under Accounting Principles Board Opinion 25, or APB 25, and related Interpretations. Accordingly, we did not recognize any compensation in our financial statements in connection with stock options granted to employees when those options had exercise prices equal to or greater than the fair market value of our common stock on the date of grant.
     As of September 30, 2006, there was $9.5 million (before any related tax benefit) of total unrecognized compensation cost related to non vested stock-based compensation that is expected to be recognized over a weighted-average period of approximately 1.9 years.
     On January 27, 2006, we granted 475,000 shares of restricted stock in lieu of option grants to members of our executive management. Of the total awards, 50% are subject to time-based vesting and the remaining 50% are subject to both performance-based and time-based vesting with certain 2006 performance goals determined by the Compensation Committee. For all of the shares subject to time-based vesting and the shares ultimately issued based on performance, the vesting restriction for one-half will lapse on February 1, 2008 and the remaining one-half will lapse February 1, 2009. Through September 30, 2006 we have not recorded compensation expense for the restricted stock grants which will have performance-based criteria due to the probability that the performance criteria will not be met; however, the Compensation Committee will make a final assessment in late 2006 or the first quarter of 2007, at which time they will consider business conditions and other factors.

On February 1, 2006, we also granted 58,000 shares of restricted stock in lieu of option grants to certain management individuals; all of those shares are subject only to time-based vesting. Of the total awards, the restriction for one-third lapses on the first anniversary and one-sixth each six months thereafter. On May 22, 2006 we granted an additional 60,000 shares of restricted stock in lieu of annual option grants to our Board of Directors. The restriction on these awards lapses one year from the date of grant. We did not grant restricted stock before January 1, 2006. We recognized approximately $568,000 and $1,240,000 of compensation expense for the grants subject to time-based vesting criteria during the three and nine month periods ended September 30, 2006, respectively. The weighted average fair value of restricted stock granted, determined using the Black-Scholes model, was $10.44 per share for the three months ended September 30, 2006 and $14.75 per share for the nine months ended September 30, 2006.
Interest and other income (expense), net
     Interest income was $3.0 million and $8.0 million for the three and nine months ended September 30, 2006, respectively, compared to $2.1 million and $4.5 million for the comparable periods in 2005. The increase in interest income was the result of higher interest rates and yield on our investments in 2006 coupled with a full nine months in 2006 of interest earned on our investments that were a result of the issuance of the $200 million in notes in March 2005.
     Interest expense was $3.2 million and $6.9 million for the three and nine months ended September 30, 2006, respectively, compared to $2.0 million and $4.6 million for the comparable periods in 2005. The increase in interest expense is primarily due to the $1.4 million we paid in the third quarter of 2006 to the consenting holders of the 2003 Notes in consideration for the amendments and waivers which provided us with additional time to file our first quarter Form 10-Q. The increase in interest expense during the nine month period September 30, 2006 is also due to a full nine months of interest expense in 2006 related to the sale of 2005 Notes.
Provision (Benefit) for Income Taxes
     We recognized an income tax benefit of $274,000 and $533,000 for the three and nine months ended September 30, 2006, respectively, primarily related to a tax asset recorded for losses generated by our foreign operations which we believe is more likely than not to be realized. This benefit has been partially offset by withholding taxes. We recognized income tax expense of $470,000 and $728,000 for the three and nine months ended September 30, 2005, respectively, related to U.S. Federal alternative minimum taxes and state income taxes, offset by foreign tax benefit related to our activities in Australia.
Liquidity and Capital Resources
Working Capital
     We have financed our operations to date primarily through proceeds from equity and debt financings, and net product revenues. Cash, cash equivalents, marketable securities and long-term investments totaled $241.8 million at September 30, 2006, down from $271.1 million at December 31, 2005. Of the $29.3 million decrease, $12.5 million is related to the acquisition of the PediaMed sales organization, $6.0 million is related to legal, audit, tax, banking and other administrative expenses driven by our recent restatement and our pending SEC investigation and $2.2 million is related to the repurchase of 143,000 shares of our stock.
     Working capital at September 30, 2006 was $214.2 million compared to $245.6 million at December 31, 2005 representing a $39.4 million decrease in current assets and an $8.1 million decrease in current liabilities. Significant changes in working capital during 2006 can be summarized as follows:

Fluctuation in Current Assets	Explanation

$41.6 million decrease — cash, cash equivalents and marketable securities	In addition to the items noted above, at September 30, 2006 $12.3 million of investments were classified as long-term assets, whereas, at December 31, 2005 all of our investments were classified as current assets.

Fluctuation in Current Liabilities	Explanation

$7.3 million decrease— product-related accrued liabilities	Decrease is primarily driven by lower costs related to fewer units in our distribution channel resulting from the reduction of inventory levels of our products at our major wholesalers.
Capital Expenditures
     We made capital expenditures of $2.5 million for the nine months ended September 30, 2006 compared to $3.9 million for the same period in 2005. The expenditures in 2006 were primarily for laboratory equipment and computer software and equipment. The expenditures in 2005 were primarily for leasehold improvements on, and laboratory equipment purchased for, our new corporate headquarters, which we occupied at the end of February 2005.
     On February 1, 2006, we acquired the sales organization of PediaMed Pharmaceuticals, Inc., a privately-held pharmaceutical company specializing in the pediatric market, which resulted in a cash payment of $12.5 million in the first quarter of 2006.
Capital Resources
     We believe our existing cash, cash equivalents, marketable securities and long-term investments and cash generated from product sales will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least the foreseeable future. We have classified $12.3 million of our investments as long-term at September 30, 2006. We cannot be certain what our future net product revenues will be. Our product sales may be impacted by patent risks and competition from new products.
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
     On October 31, 2005, our Board of Directors authorized the repurchase of up $50 million of our common stock. As of December 31, 2005, we had repurchased 1.8 million shares of our common stock at a cost of $24.4 million. During the nine months ended September 30, 2006, we repurchased an additional 143,000 shares at a cost of $2.2 million.
Contractual Obligations and Commercial Commitments
     Our commitments, including those disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2005, consist primarily of operating lease agreements for our facilities as well as minimum purchase commitments under one of our contract manufacturing agreements, minimum royalty commitments under one of our license agreements, and non-cancelable purchase orders. As of December 31, 2005, our non-cancelable purchase orders totaled $19.0 million. As of the date of this report, we canceled and renegotiated purchase orders with one of our suppliers, which reduced our total obligations due to them by $4.5 million.
Recent Accounting Pronouncements
     In July 2006 the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are required to be applied to all tax positions upon initial adoption. The cumulative effect of applying the provisions of FIN 48 are required to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. FIN 48 will be effective beginning with the first annual period after December 15, 2006. We are still evaluating what impact, if any, the adoption of this standard will have on our financial position or results of operations.
     In September 2006 the FASB issued FASB Statement No. 157, Fair Value Measurements, or SFAS 157. The standard provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 requires prospective adoption as of the beginning of the year of adoption. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are still evaluating what impact, if any, the adoption of this standard will have on our financial position or results of operations.
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
In connection with the restatement of our financial statements, we reevaluated our disclosure controls and procedures. The evaluation was performed under the supervision and with the participation of Company management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), to assess the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Exchange Act). Based on that evaluation, our management, including the CEO and the CFO, has concluded that Connetics’ disclosure controls and procedures were not effective as of December 31, 2005 or as of March 31, 2006 because of material weaknesses in our internal control over financial reporting. We have made changes in our disclosure controls and procedures since we filed our Form 10-Q for the quarter ended June 30, 2006, and we believe that those changes are reasonably designed to ensure that all information we are required to disclose is recorded, processed, summarized and reported within the requisite periods.
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
A material weakness is defined as a significant deficiency or a combination of significant deficiencies which results in more than a remote likelihood that material misstatement of our annual or interim financial statements would not be prevented or detected by company personnel in the normal course of performing their assigned functions. Due to the material weaknesses described above, we have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005. We believe the changes we have made in our disclosure controls and procedures since we filed our Form 10-Q for the quarter ended June 30, 2006 are reasonably designed to ensure that all information we are required to disclose is recorded, processed, summarized and reported within the requisite periods. However, as of September 30, 2006 these controls have not been in place long enough for management to conclude on their operating effectiveness and we therefore, do not believe we have remediated the material weaknesses described above as of September 30, 2006.
Changes in Internal Control over Financial Reporting
     There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2006, except for the implementation of measures described below under “Remediation of Material Weaknesses.”
Remediation of Material Weaknesses
     Since March 31, 2006, we have implemented, or plan to implement, certain measures to remediate the identified material weaknesses and to enhance our internal control over financial reporting. As of the date of the filing of this Quarterly Report on Form 10-Q, we have implemented the following measures:
▪	modified the methodology used to estimate accruals for rebates and chargebacks to fully capture the future liability related to product inventory in the distribution channel and other factors, including anticipated price increases for our products and estimated future usage of our products by patients enrolled in Medicaid programs and contracted managed care organizations;

▪	revised our methodology used to estimate the accrual for product returns to (a) estimate the return rate on our most recent three years’ data, resulting in an estimated rate that is more responsive to current return trends, (b) apply the rate to production lots, (c) consider the relevant risk of return, and (d) take into account current price and anticipated price increases;

▪	assigned an individual with significant industry experience as our Senior Revenue Manager and increased the involvement of our Vice-President, Finance and Administration in the estimation process;

▪	engaged external consultants to assist us in revising our methodologies to ensure all relevant factors were considered and the computational aspects of the models were appropriate;

▪	established formal intradepartmental communication between the finance function and other departments, including, but not limited to, commercial operations, specifically personnel involved in our sales operations, managed care and manufacturing activities involving monthly forecast meetings and a central, shared location on our internal network for the sharing of information;

▪	established formal coordination related to assumptions used in our quarterly revenue reserves including meetings with relevant operational personnel at the start of the quarterly close and written confirmations of the final assumptions used in our financial statements from those same operational personnel upon the completion of the quarterly close;

▪	developed a checklist used by finance personnel to ensure all quarterly activities related to revenue reserves are completed on a timeline basis; and

▪	hired an individual with significant industry experience as our Senior Financial Analyst to assist in and support our revenue-reserves estimation process; and
     In addition to the measures noted above, we are considering or in the process of implementing the following additional remediation actions:
▪	development of processes for the periodic regular reconciliation of our inventory data with third party wholesalers’ inventory reports; and

▪	training of all relevant finance and commercial operations personnel regarding the new revenue-reserves methodologies and the controls and procedures surrounding channel inventory and product returns;

▪	hiring of additional finance and commercial personnel with specific, relevant industry experience to manage the more sophisticated methodologies adopted in connection with the restatement of our financial statements.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
1. SEC Investigation. As previously disclosed, the SEC is conducting an investigation into potential securities law violations by the Company and/or current and former officers, directors and employees. The Company has received and responded to multiple subpoenas and requests for information, most recently a document subpoena dated October 6, 2006, to which the Company has responded. The SEC investigation is ongoing.
2. Purported Class Action Litigation.
(a) Plumbers & Pipefitters Local #562 Pension Fund vs. Connetics Corporation, Thomas G. Wiggans, C. Gregory Vontz, and Alexander J. Yaroshinsky (N.D. Cal. Case No. 06-5691 PJH). On September 18, 2006, a purported shareholder class action complaint was filed on behalf of stockholders who purchased common stock of the Company between June 28, 2004 and May 3, 2006, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint names the Company and certain of its current and former officers and directors as defendants, and is pending in the United States District Court, Northern District of California.
(b) Almar T. Widiger Living Trust vs. Connetics Corporation, Thomas G. Wiggans, C. Gregory Vontz, and Alexander J. Yaroshinsky (N.D. Cal. Case No. 06-06250 VRW). On October 4, 2006, a purported shareholder class action complaint was filed on behalf of stockholders who purchased common stock of the Company between June 28, 2004 and July 9, 2006, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint names the Company and certain of its current and former officers and directors as defendants, and is pending in the United States District Court, Northern District of California.
(c) Fishbury, Limited vs. Connetics Corporation, Thomas G. Wiggans, C. Gregory Vontz, and Alexander J. Yaroshinsky (S.D. N.Y. Case No. 06-CV-11496). On October 31, 2006, a purported shareholder class action complaint was filed on behalf of stockholders who purchased common stock of the Company between June 28, 2004 and July 9, 2006, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint names the Company and certain of its current and former officers and directors as defendants, and is pending in the United States District Court, Southern District of New York.
(d) Bruce Gallant vs. Connetics Corporation, Thomas G. Wiggans, C. Gregory Vontz, and Alexander J. Yaroshinsky (S.D. N.Y. Case No. 06-CV-12875). On November 2, 2006, a purported shareholder class action complaint was filed on behalf of stockholders who purchased common stock of the Company between June 28, 2004 and July 9, 2006, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The complaint names the Company and certain of its current and former officers and directors as defendants, and is pending in the United States District Court, Southern District of New York.
3. Shareholder Derivative Actions. Rosenberg v. Wiggans et al. – (Santa Clara County Case No. 1-06-CV-071778, and Spiegal v. Wiggans et al. – (Santa Clara County Case No. 1-06-CV-071776. On September 25, 2006, two separate shareholder derivative actions were filed in Santa Clara Superior Court against certain officers and directors, and a former officer, of the Company, alleging, among other things, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and violations of the California Corporations Code. These matters have been consolidated, but additional similar state actions may be filed. The complaint was amended on October 23, 2006, to include claims related to the merger agreement between the Company and Stiefel Laboratories, Inc., which was announced on October 23rd.
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
Item 2. Purchase of Equity Securities by the Issuer
     On October 31, 2005, our Board of Directors authorized the repurchase of up $50 million of our common stock. The authorization expires at the earlier of December 31, 2006 or when we have purchased $50 million of our common stock. As of December 31, 2005, we had repurchased 1.8 million shares of our common stock at an average price paid per share of $13.51. During the nine months ended September 30, 2006, we repurchased an additional 143,000 shares at an average price per share of $15.02. Certain information regarding our purchases of common stock under our repurchase program during the nine months ended September 30, 2006 is set forth in the table below.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	That May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	Per Share	Programs	Plans or Programs
January 1 – 31, 2006	—	$—	—	$25,700,000
February 1 – 28, 2006	143,104	15.02	143,104	23,500,000
March 1 – 31, 2006	—	—	—	23,500,000
April 1 – 30, 2006	—	—	—	23,500,000
May 1 – 31, 2006	—	—	—	23,500,000
June 1 – 30, 2006	—	—	—	23,500,000
July 1 – 31, 2006	—	—	—	23,500,000
August 1 – 31, 2006	—	—	—	23,500,000
September 1 – 30, 2006	—	—	—	23,500,000

Total	143,104	$15.02	143,104	$23,500,000

Item 5. Other Information
Unresolved Staff Comments
     On June 2, 2006, we received a letter from the staff of the SEC’s Division of Corporation Finance, notifying us that they had reviewed our Annual Report filed on Form 10-K for the fiscal year ended December 31, 2005 and requesting that we provide the SEC with additional information. One of the comments in the SEC’s letter suggests we could enhance our disclosure regarding product returns, rebates and chargebacks, and accordingly relates to the same matters that are the subject of the restatement of our financial statements. On June 20, 2006, we provided the SEC with the analyses and information requested by the SEC staff. On August 14, 2006, we provided additional information to the SEC in a supplemental response letter.
     On September 15, 2006, we received a second letter from the staff of the SEC’s Division of Corporation Finance with some follow-up questions to their original queries. We filed a response to this letter on October 6, 2006. As of the date of the filing of this Form 10-Q, the staff continues to review our responses and, therefore, these comments remain unresolved.

Item 6. Exhibits

Exhibit
Number	Description

10.1	Letter of Agreement with Dr. Lincoln Krochmal

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1 ††	Section 1350 Certification of the Chief Executive Officer

32.2 ††	Section 1350 Certification of the Chief Executive Officer

*	Portions of this exhibit have been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portions.

††	The certifications attached as Exhibits 32.1 and 32.2 that accompany this quarterly report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Connetics Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Connetics Corporation
By:	/s/ John L. Higgins
John L. Higgins
Chief Financial Officer Executive Vice President, Finance and Corporate Development

Date: November 8, 2006

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1	Letter of Agreement with Dr. Lincoln Krochmal

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer

32.1 ††	Section 1350 Certification of the Chief Executive Officer

32.2 ††	Section 1350 Certification of the Chief Executive Officer

*	Portions of this exhibit have been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portions.

††	The certifications attached as Exhibits 32.1 and 32.2 that accompany this quarterly report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Connetics Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.